Form 10-Q
period 1998-06-30
WILLOWBRIDGE FUND LP
filed 1998-08-24
CIK 794775

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

               For the quarterly period ended June 30, 1998,

                                     or

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                     For the transition period from to

 - ---------------------------------------------------------------------

                      COMMISSION FILE NUMBER 000-23529
 - ---------------------------------------------------------------------

                        THE WILLOWBRIDGE FUND, L.P.
 - ---------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                                  DELAWARE
 - ---------------------------------------------------------------------
       (State or other jurisdiction of incorporation or organization)

                   4 Benedek Road, Princeton, New Jersey
 - ---------------------------------------------------------------------
                  (Address of principal executive offices)

                                 22-2678474
 - ---------------------------------------------------------------------
                    (IRS Employer Identification Number)

                                   08540
 - ---------------------------------------------------------------------
                                 (Zip Code)

                               (609) 921-0717
 - ---------------------------------------------------------------------
            (Registrant's telephone number including area code)


 - ---------------------------------------------------------------------
          (Former name, former address and former fiscal year, if
                         changed since last report)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X        No

                    THE WILLOWBRIDGE FUND, L.P.
                                 INDEX

                                                                        PAGE
Part I                        FINANCIAL INFORMATION

 Item 1   Statement of Financial Condition June 30, 1998 (unaudited) and
          December 31, 1997 .................................................3

          Statement of Operations For the Three months
          Ended June 30, 1998 and 1997 and For the Six Months Ended June
          30, 1998 and 1997..................................................4

          Statement of Changes in Partner Capital For the six months ended
          June 30, 1998 Years ended December 31, 1997, 1996..................5

          Net Asset Value Per Unit...........................................5

          Notes to Financial Statements for the Six Months Ended June 30,
          1998 Years Ended December 31, 1997 and 1996........................6

 Item 2   Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................10

 Item 3   Quantitative and Qualitative Disclosures About Market Risk.........12


PART II......................................................................13

 Item 1.  Legal Proceedings..................................................13
 Item 2.  Changes in Securities..............................................13
 Item 3.  Defaults Upon Senior Securities....................................13
 Item 4.  Submission of Matters to a Vote of Shareholders....................13
 Item 5.  Other Information..................................................13
 Item 6.  Exhibits and Reports on 8-K........................................13

Signatures...................................................................13
                                      -2-

                                      Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                        The Willowbridge Fund L.P.
                                     STATEMENT OF FINANCIAL CONDITION
                             June 30, 1998 (unaudited) and December 31, 1997


                                                            June 30, 1998               Dec 31, 1997
ASSETS
Equity in Commodity Futures Trading Account:
         Due from Broker                                      $  3,856,108              $  11,176,071
         Net unrealized appreciation                               800,339                  1,249,145
                                                              --------------            --------------
                  Deposit with Brokers                           4,656,447                 11,200,930


Cash and Cash equivalents                                      $    267,547                    443,053
Fixed Income Securities                                          8,698,745                        -
                                                              -------------              ------------
                  Total Assets                                $ 13,622,739              $  18,544,991
                                                              =============              =============

LIABILITIES:

         Due to Partners                                      $    182,637            $        89,875
         Accrued Management fees                                    83,788                     42,883
         Commission Rebates                                          1,105                       -
         Incentive fees                                                  -                       -
         Advanced Subscriptions                                          -                    177,378
         Accounts payable                                           30,408                     24,671
                                                              ---------------           --------------
                  Total Liabilities                           $    297,938            $       334,807
                                                              ---------------           ----------------


PARTNERS CAPITAL (Net Asset Value)
    General Partner - 242.0813 and 195.6267 units
      Outstanding at June 30, 1998 and December 31, 1997      $    595,106            $      680,879
    Limited Partners - 5,178.2699 and 5,036.4330 units
       Outstanding at June 30, 1998 and December 31, 1997     $ 12,729,700            $   17,529,305
                                                              ------------             -------------
                                                                13,324,806                18,210,184
                                                              ------------            --------------

                  Total Partners Capital and Liabilities      $ 13,622,744             $  18,544,991
                                                              =============            =============

                  Net Asset Value Per Unit                      $ 2,458.29               $  3,480.50
                                                                ----------               -----------





                                         The Willowbridge Fund LP
                                         STATEMENT OF OPERATIONS
                          For the Three months Ended June 30, 1998 and 1997 and
                             For the Six Months Ended June 30, 1998 and 1997

INCOME                                      Three Months 98   Three Months 97   Six Month  98    Six Months 97
                                            ---------------   ---------------   -------------    -------------
Commodity Trading gains/(losses)
   Realized                                 $  (3,390,088)    $  ( 627,687)     $( 4,964,935)    $ 1,797,661
Change in unrealized                          (   821,734)      (1,264,837)      (   438,712)      ( 261,776)
                                          ----------------    -------------     -------------   -------------
Gain (loss) from Commodity trading          $  (4,211,822)    $ (1,892,524)     $( 5,403,647)    $ 1,535,885

Interest Income                             $     171,593     $    186,360      $    388,952     $   354,347
                                            -------------     ------------      ------------     ------------
         Total Income (loss)                $ ( 4,040,229)    $ (1,706,164)     $( 5,014,695)    $ 1,890,232
                                            -------------     ------------      ------------      -----------


EXPENSES

Brokerage Commission                        $     138,497     $    109,367      $    309,808     $   187,087
Management fees                                    36,011           37,428            83,788          71,245
Incentive fees                                       -                  -               -            874,575
General Partner Management fees                      -                  -            182,102         108,033
Operation fees                                     93,523           16,435           167,875          30,916
                                            -------------    -------------        ----------    ------------

         Total Expenses                     $     268,031     $    163,230      $    743,573     $ 1,271,856
                                            -------------     ------------      ------------     -----------

         NET (LOSS)/GAIN                    $(  4,308,260)    $ (1,869,394)     $ (5,758,268)    $   618,376
                                            =============     ============      ============     ============

NET INCOME/(LOSS) PER UNIT
(based on weighted average number of
  units outstanding during the period)      $ (    761.88)    $   (473.96)      $( 1,051.11)     $    167.54



INCREASE/(DECREASE) IN
       NET ASSET VALUE PER UNIT             $(     758.85)    $   (471.87)      $ (1,022.21)      $   254.17
                                           ---------------  --------------      -----------      -----------









                                         The Willowbridge Fund LP
                                  Statement of Changes in Partner Capital
                                  For the six months ended June 30, 1998
                                    Years ended December 31, 1997, 1996

                                        General Partner                    Limited Partner                 Total Fund
                                    Units            Dollars           Units            Dollars               Dollars
PARTNERS CAPITAL 12/31/95            28.8172            87,940           930.6552       2,838,743             2,926,683
Additions                            52.8522           148,410         2,339.7640       6,809,415             6,957,825
Redemptions                             -                  -          (  151.5778)      ( 460,574)            ( 460,574)
Net Income                                              39,360                          1,340,030             1,379,390
                                    ---------         --------        ------------     ----------             ---------

PARTNERS CAPITAL 12/31/96            81.6694           275,710          3,118,8414     10,527,614            10,803,324
         Additions                  113.9754           406,274          2,404.7715      9,009,671             9,415,945
         Redemptions                  (.0180)              (65)          (487.5180)    (1,734,136)           (1,734,201)
         Net Income                                     (1,040)                          (273,844)             (274,884)
                                    ---------         --------        ------------      ----------            ---------

PARTNERS CAPITAL 12/31/97           195.6267           680,879          5,036.4330     17,529,305            18,210,184
         Additions                   54.7417           185,569            674.3394      2,278,112             2,463,681
         Redemptions                     -                 -             (309.1956)    (1,040,754)           (1,040,754)
         Net Income                                    (60,977)                        (1,389,024)          ( 1,450,001)
                                 ------------         --------        -------------   -----------           -----------

PARTNERS CAPITAL 3/31/98            250.3684           805,471         5,401.5768      17,377,639            18,183,110
         Additions                    3.9573            10,711           314.6572         846,221               856,932
         Redemptions                (12.2444)          (30,100)         (537.9640)    ( 1,376,876)           (1,406,976)
         Net Income                                   (190,976)                       ( 4,117,284)           (4,308,260)
                                 -----------         ----------       ------------   -------------        --------------


PARTNERS CAPITAL 6/30/98            242.0813          595,106           5,178.2700      12,729,700           13,324,806




                            NET ASSET VALUE PER UNIT

        June 30              March 31          December  31     December 31
           1998                1998                1997             1996
       ----------            ---------          ----------       ----------
        $2,458.29            $3,217.14           $3480.50         $3,375.50

                         THE WILLOWBRIDGE FUND L.P.
                                (Unaudited)

                       NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998
                   YEARS ENDED DECEMBER 31, 1997 AND 1996

1.    PARTNERSHIP ORGANIZATION

The Willowbridge Fund L.P. (the "Partnership"), a Delaware limited partnership, was organized on January 24, 1986. The Partnership is engaged in the speculative trading of commodity futures contacts, options on commodities or commodity futures contracts and forward contracts. The General Partner is registered as a Commodity Pool Operator and a Commodity Trading Advisor ("CTA") with the Commodity Futures Trading Commission. The General Partner is required by the Limited Partnership Agreement, as amended and restated (the "Agreement") to contribute an amount equal to one percent of the aggregate capital raised by the Partnership. The Agreement requires that all subscriptions are subject to a one percent administrative charge payable to the General Partner.

The Partnership shall end on December 31, 2006 or earlier upon withdrawal, insolvency or dissolution of the General Partner or a decline of greater than fifty percent of the net assets of the Partnership as defined on the Agreement, or the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.

2.     SIGNIFICANT ACCOUNTING POLICIES

Due from Broker - Due from broker represents cash required to meet margin requirements and excess funds not required for margin which are typically invested in 30-day commercial paper and U.S.
Treasury bills by the broker.

Revenue Recognition - Commodity futures, options and forward contract transactions are recorded on the trade date and open contracts are reflected in the financial statements at their fair value on the last business day of the reporting period. The difference between the original contract amount and fair value is reflected in income as an unrealized gain or loss. Fair value is based on quoted market prices. All commodity futures, options and forward contracts and financial instruments are reflected at fair value in the financial statements.

Commissions - Prior to March 31, 1997, commission charges to open and close contracts were expensed at the time the contract positions were opened. Commencing April 1, 1997, commission charges were based on a percentage of the net asset value of the fund at the beginning of the month. As of June 30, 1998, the commission rate charged was 3.5 percent annually of the net asset value of the fund.

Statement of Cash Flows - The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standard No. 102, Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.

Allocation of Profits (Losses) and Fees - Net realized and unrealized trading gains and losses, interest income and other operating income and expenses are allocated to the partners monthly in proportion to their capital account balance, as defined in the Agreement.

The General Partner, Ruvane Investment Corporation ("Ruvane"), was paid a management fee equal to one percent of the net assets of the Partnership (as defined in the Agreement) as of the last of the previous fiscal year-end. Such fees amounted to $182,102, $108,033 and $29,267 in the first six months of 1998 and the full year 1997 and 1996, respectively.

Willowbridge is entitled to an incentive fee based on an increase in the adjusted net asset value of the allocated assets of the Partnership. The CTA receives 25% of any new profits, as defined in the Agreement. The term "new profits" is defined as the increase, if any, in the adjusted net asset value of the allocated asses. In addition, the Partnership pays a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership to Willowbridge.

Willowbridge rebates to the Partnership the incentive and management fees incurred by certain partners including Willowbridge employees who are also limited partners in the Partnership. Incentive and management fees are presented in the Partnership's financial statements gross of any amounts rebated by Willowbridge. The rebate to the Partnership is recorded on the Partnership's financial statements as a capital contribution. The incentive and management fees rebated to these partners in the first six months of 1998 and the full year 1997, and 1996 were $20,510, $116,051, and $37,049, respectively.

Administrative Expenses - Administrative expenses include professional fees, bookkeeping costs and other charges such as registration fees, printing costs and bank fees.

Income Taxes - Income taxes have not been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on their share of the Partnership's profits.

Redemptions - Limited partners may redeem some of all of their units at Net Asset Value per unit as of the last business day of each month on at least ten days written notice to the General Partner.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Partnership trades futures, options on futures and forward contracts and forward contracts in currencies and a wide range of commodities. The Partnership's trading results by market sector were as follows:




                                 Six Months                12 Months  Ending
                               Ending June 30, 1998        December 31, 1997
                               --------------------        -----------------
  Futures                        (4,205,829)                   (418,374)

  Financials                      1,043,728                    (572,768)
  Currencies                     (2,241,546)                  1,205,395
                                 -----------                  ---------
                                 (5,403,647)                    214,253

  Brokerage Commission              309,808                     491,880
                                    -------                     -------

                               $ (5,093,839)                  $ 706,133
                               =============                  =========


       Market Risk - Derivative financial instruments involve varying degrees of off-balance sheet market risk whereby changes in the level of volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments or commodities may result in cash settlements in excess of the amounts recognized in the statements of financial condition. The Partnership's exposure to market risk is directly influenced by a number of factors, including the volatility of the markets in which the financial instruments are traded and the liquidity of those markets.

       Fair Value - The derivative instruments used in the Partnership's trading activities are market to market with the resulting unrealized profit (loss) recorded in the Statements of Financial Condition and the related profit (loss) reflected in trudge revenues in the Statements of Operations.

       The contract/notional values of open contracts as of the first six months ended June 30, 1998 and the twelve months ended December 31, 1997 by market sector were as follows:


                                          June 30, 1998                          1997
                              ---------------------------------------------------------------------
                              Commitment to                       Commitment to
                                  Purchase      Commitment to         Purchase     Commitment to
                                   (Futures,       Sell (Futures,      (Futures       Sell (Futures,
                              Options and          Options and    Options and       Options and
                                 Forwards)            Forwards)      Forwards)         Forwards)

Futures                        $ 6,494,070     $   8,609,402      $ 20,196,015       $   910,285

Financials                      69,888,422       141,908,692       182,973,076         5,167,348
Currencies                      31,604,595         7,124,832         2,838,598        30,817,325
                                ----------         ---------         ---------        ----------

                              $107,987,087      $157,642,926     $ 206,007,689       $36,894,958
                              ============       ===========     =============       ===========

       Substantially all of the Partnership's derivative financial instruments outstanding expire within 90 days.

       Credit Risk - Futures and forwards are contracts for delayed delivery of financial interests in which the seller agrees to make delivery at a specified future date of a specified financial instrument at a specified price or yield. Risk arises from changes in the market value of the underlying instruments and with respect to forward contracts, from the possible inability of counterparties to meet the terms of the contracts. Credit risk due to counterparty nonperformance associated with these instruments is the net unrealized gain, if any, included in the statements of financial condition.

       The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearing house arrangements in which the collective credit (in some cases limited in amount, n some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange, whereas in over-the-counter transactions, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading and counterparties may require margin in the over-the-counter markets.

       4.     TRADING ACTIVITIES

       The Partnership was formed for the purpose of trading contacts in a variety of commodity interests. The results of the Partnership's trading activity are shown in the statement of income and expenses.

       Management of the Partnership receives fair value information regarding open commitments to purchase and sell commodity interests on a monthly basis. The average fair value of all commodity interests owned by the Partnership during the first six months ending June 30, 1998 and the twelve months ended December 31, 1997 based on a monthly calculation by market sector was as follows:


                                                  June 30, 1998                     1997
                                 ------------------------------------------------------------------------
                                 Commitment to                      Commitment to
                                     Purchase      Commitment to        Purchase       Commitment to
                                    (Futures,       Sell (Futures,     (Futures         Sell (Futures,
                                 Options and         Options and     Options and         Options and
                                  Forwards)            Forwards)      Forwards)          Forwards)
Futures                         $  200,507         $ 196,491        $ 248,198         $ 57,062
Financials                         606,722           83,173           205,594          (56,679)
Currencies                         286,902            32,311          (32,590)          346,245
                                   -------            ------          --------          -------


                                $ 1,094,131        $  311,975         $421,202         $346,628
                                 ==========        ==========         ========          ========

       The fair value of these commodity interests, including options thereon, for the six months ended June 30, 1998 and at December 31, 1997 were as follows:


                                               June 30, 1998                       1997
                                -------------------------------------------------------
                                Commitment to                      Commitment to
                                    Purchase      Commitment to        Purchase       Commitment to
                                   (Futures,       Sell (Futures,     (Futures         Sell (Futures,
                                Options and          Options and   Options and         Options and
                                 Forwards)            Forwards)      Forwards)         Forwards)
Futures                             85,713           206,324       $ (398,949)       $ 160,353

Financials                         841,943           103,108         1,079,524         (50,393)
Currencies                         277,951            95,837             2,097         456,513
                                   -------          --------        ----------         -------


                               $ 1,205,607        $  405,269       $  682,672         $566,473
                                ==========         =========        =========         ========


       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

                           Fiscal Quarter Ended June 1998

       The Partnership recorded a loss of $4,308,260 or $758.85 per Unit for the second quarter of 1998. This compares to a loss of $1,869,395 or $471.87 per Unit for the second quarter of 1997. In April, trading was unprofitable in financial instruments, currencies, precious metals and the energy complex. The Partnership recorded a loss of $3,273,418 or $575.90 per Unit in April. In May, trading losses were incurred in silver and grains. Profitable positions in the Japanese Yen and foreign financial instruments failed to offset the losses. The Partnership recorded a loss of $614,511 or $107.16 per Unit in May. In June, positions in foreign currencies produced most of the losses. Trading also was unprofitable in grains. Profits were incurred in domestic and foreign financial instruments. The Partnership recorded a loss of $420,331 or $75.79 per Unit in June.

       During the quarter, additional Units sold consisted of 314.66 limited partnership units and 3.96 general partnership units. Investors redeemed a total of 537.96 Units during the quarter, or $1,376,876. At the end of the quarter, there were 5,420.35 Units outstanding (including 242.08 owned by the General Partner).

       As of June 30, 1998, the net asset value of the Partnership was $13,324,806 compared to its net asset value of $18,210,184 at December 31, 1997. The net asset value per Unit at June 30, 1998 was $2,458.29 compared to $3,480.50 at December 31, 1997.

       For the fiscal quarter ended June 30, 1998, the Partnership had expenses comprised of $0 in incentive fees, $138,497 in brokerage commissions (including clearing and exchange fees), $36,011 in management fees and $93,523 in administrative expenses. For the fiscal quarter ended June 30, 1997, the Partnership had expenses comprised of $109,367 in brokerage commissions (including clearing and exchange fees), $37,428 in management fees, $0 in incentive fees and $16,435 in administrative expenses.

       On June 1, 1998, the Partnership ceased using Willowbridge Associates Inc.'s Mtech Trading Approach and all the Partnership's assets were re-allocated to Willowbridge's Primary Program, consisting of the Argo, Vulcan and Siren quantitative, computer-based trading systems currently used by the Partnership. Since Mtech experienced a loss of greater than 35% for 1998, the General Partner decided to terminate trading pursuant to Mtech.

       During the fiscal quarter ended June 30, 1998, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

       See Footnote 3 of the Financial Statements for procedures established by the General Partner to monitor and minimize market and credit risks for the Partnership. In addition to the procedures set out in Footnote 3, the General Partner reviews on a daily basis reports of the Partnership's performance, including monitoring of the daily net asset value of the Partnership. The General Partner also reviews the financial situation of the Partnership's clearing brokers on a regular basis. The General Partner relies on the policies of the Clearing Brokers to monitor specific credit risks.

                       Six Months Ended June 1998

       The Partnership recorded a loss of $5,758,268 or $1,022.21 per Unit for the six months ended June 1998. This compares to a gain of $618,376 or $254.17 for the six months ended June 1997. In January, trading was profitable in U.S. and European financials instrument, silver and food products. The Partnership recorded a gain of $1,666,034 or $305.17 per Unit in January. In February, trading losses were incurred in the Japanese Yen, food products, grains and U.S. financial instruments. Profits were incurred in silver. February was the Partnership's second worst month in its history. The Partnership recorded a loss of $2,993.297 or $547.65 in February. In March, positions in the U.S. dollar produced most of the gains, however these were largely offset by losses in U.S. and foreign financial instruments, foods and grains. The Partnership recorded a loss of $122,742 or $20.87 per Unit in March. Results for April, May and June of 1998 are set forth above in the section Fiscal Quarter Ended June 1998.

       During the six month period ended June 30, 1998, additional Units sold consisted of 988.99 limited partnership units and 58.69 general partnership units. Investors redeemed a total of 1,550.20 Units (including 12.24 Units redeemed by the General Partner) during the quarter, or $1,406,976. At the end of the six month period, there were 5,420.35 Units outstanding (including 242.68 owned by the General Partner).

       For the six months ended June 30, 1998, the Partnership had expenses comprised of $0 in incentive fees, $309,808 in brokerage commissions (including clearing and exchange fees), $265,890 (including $182,102 General Partner management fees) in management fees and $167,875 in administrative expenses. For the six months ended
       June 30, 1997, the Partnership had expenses comprised of $187,087 in brokerage commissions (including clearing and exchange fees), $179,279 (including $108,033 General Partner management fees) in management fees, $874,575 in incentive fees and $30,916 in administrative expenses.

       During the six months ended June 30, 1998, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

                          Fiscal Quarter Ended June 1997

       The Partnership recorded a loss of $1,869,395 or $471.87 per Unit for the second quarter of 1997. In April, trading was unprofitable in U.S. financial instruments, foreign bonds, the Japanese Yen and precious metals. Offsetting gains occurred in grains, coffee and European currencies. The Partnership recorded a loss of $514,595 or $138.83 per Unit in April. In May, trading losses were incurred in wheat, global stock indices and the Deutsche Mark. Profitable positions in copper, the Japanese yen and coffee failed to offset the losses. The Partnership recorded a loss of $626,217 or $157.98 per Unit in May. In June, positions in grains and the energy complex produced most of the losses. Trading also was unprofitable in base metals and Japanese bonds. Profits were incurred in the U.S. dollar and food products. The Partnership recorded a loss of $728,583 or $175.06 per Unit in June.

       During the quarter, additional Units sold consisted of 561.53 limited partnership units and 5.66 general partnership units. Investors redeemed a total of 18.88 Units during the quarter, or $72,045.84. At the end of the quarter there were 4,162.09 Units outstanding (including 124.42 owned by the General Partner).

       As of June 30, 1997, the net asset value of the Partnership was $15,107,015 compared to its net asset value of $10,803,324 at December 31, 1996. The net asset value per Unit at June 30, 1997 was $3,629.97 compared to $3,375.50 at December 31, 1996.

       For the fiscal quarter ended June 30, 1997, the Partnership had expenses comprised of $0 in incentive fees, $109,366 in brokerage commissions (including clearing and exchange fees), $37,429 in management fees and $16,435 in administrative expenses. For the fiscal quarter ended June 30, 1996, the Partnership had expenses comprised of $33,203 in brokerage commissions (including clearing and exchange fees), $17,418 in management fees, $0 in incentive fees and $13,146 in administrative expenses. Effective April 1, 1997, the Partnership ceased paying commodity brokerage commissions to its brokers on a per-trade basis. Instead, the Partnership pays to the General Partner a flat-rate monthly brokerage commission of 0.25% of the Net Asset Value at the beginning of each month. The General Partner will pay from this amount all commission charges and fees with respect to the Partnership's trading.

       During the fiscal quarter ended June 30, 1997, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

                              Six Months Ended June 1997

       The Partnership recorded a gain of $618,376 or $254.17 per Unit for the six months ended June 1997. In January, trading was profitable in coffee and the U.S. dollar versus European currencies. The Partnership's positions in soybean meal and natural gas also were profitable. Losses were incurred in global fixed income and livestock. The Partnership recorded a gain of $398,088 or $119.75 per Unit in January. In February, trading profits were incurred in coffee, soybeans and corn. Additional profits were derived from our currency and metals positions. Losses were incurred in the energy complex. The Partnership recorded a gain of $1,433,070 or $424.59 in February. In March, positions in the soybean complex produced most of the profits. Positions in European and domestic financial instruments also were profitable. Losses were incurred in the Japanese Yen. The Partnership recorded a gain of $656,612 or $181.70 per Unit in March. Results for April, May and June of 1997 are set forth above in the section Fiscal Quarter Ended June 1997.

       During the six month period ended June 30, 1997, additional Units sold consisted of 1,066.29 limited partnership units and 42.75 general partnership units. Investors redeemed a total of 147.46 Units during the six month period, or $559,495. At the end of the six month period, there were 4,162.09 Units outstanding (including 124.42 owned by the General Partner).

       For the six months ended June 30, 1997, the Partnership had expenses comprised of $874,575 in incentive fees, $187,087 in brokerage commissions (including clearing and exchange fees), $179,279 (including $108,033 General Partner management fees) in management fees and $30,916 in administrative expenses. For the six months ended June 30, 1996, the Partnership had expenses comprised of $54,855 in brokerage commissions (including clearing and exchange fees), $56,136 (including $29,267 General Partner management fees) in management fees, $0 in incentive fees and $49,615 in administrative expenses.

       During the six months ended June 30, 1997, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

                                    Not Applicable.

                            Part II. OTHER INFORMATION

       Item 1.  Legal Proceedings.

       The General Partner is not aware of any proceedings threatened or pending against the Partnership and its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Partnership.

       Item 2.  Changes in Securities and Use of Proceeds.

                None.

       Item 3.  Defaults Upon Senior Securities.

                None.

       Item 4.  Submission of Matters to a Vote of Security Holders.

                None.

       Items 5. Other Information.

                None.

       Item 6.  Exhibits and Reports on Form 8-K.

                Exhibits--None
                Reports on Form 8-K--None.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE WILLOWBRIDGE FUND L.P.

Date:  August 24, 1998                   By:  Ruvane Investment Corporation,
                                                its General Partner

                                                By:  /s/ Robert L. Lerner
                                                     -----------------------
                                                       Robert L. Lerner
                                                          President