Form 10-Q
period 1998-09-30
WILLOWBRIDGE FUND LP
filed 1998-11-16
CIK 794775

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998,

                                     or

[  ]     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from       to

                      Commission File Number 000-23529

                        THE WILLOWBRIDGE FUND L.P.
        -------------------------------------------------------------

           (Exact name of registrant as specified in its charter)

        -------------------------------------------------------------
                                Delaware

        (State or other jurisdiction of incorporation or organization)
        --------------------------------------------------------------
                                22-2678474

                   (IRS Employer Identification Number)
        --------------------------------------------------------------
                   4 Benedek Road, Princeton, New Jersey

                  (Address of principal executive offices)
        --------------------------------------------------------------
                                   08540


                                 (Zip Code)
        ---------------------------------------------------------------
                               (609) 921-0717


            (Registrant's telephone number, including area code)
        ---------------------------------------------------------------

          (Former name, former address and former fiscal year, if
                         changed since last report)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]   No [  ]

                        THE WILLOWBRIDGE FUND L.P.
                             INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION
                                                                           Page

Item 1.  Unaudited Consolidated Financial Statements .......................3

         Statement of Financial Condition as of September 30, 1998
         (unaudited) and December 31, 1997 .................................3

         Statement of Operations For the Three Months
         Ended September 30, 1998 and 1997 and For the Nine Months Ended
         September 30, 1998 and 1997 (unaudited)............................4

         Statement of Changes in Partners' Capital For the Nine Months
         Ended September 30, 1998 (unaudited) and the Years Ended
         December 31, 1997 and 1996.........................................5

         Notes to Financial Statements for the Nine Months Ended
         September 30, 1998 (unaudited) and the Years Ended December 31,
         1997 and 1996......................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation...........................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........12


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................13

Item 2.  Changes in Securities and Use of Proceeds.........................13

Item 3.  Defaults Upon Senior Securities...................................13

Item 4.  Submission of Matters to a Vote of Security Holders...............13

Item 5.  Other Information.................................................13

Item 6.  Exhibits and Reports on Form 8-K..................................13

SIGNATURES

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                         The Willowbridge Fund L.P.
                      STATEMENTS OF FINANCIAL CONDITION
            September 30, 1998 (unaudited) and December 31, 1997
                    (in thousands, except per unit data)


                                       Sept. 30, 1998             Dec. 31, 1997
ASSETS:

Equity in Commodity Futures Trading
 Account:
   Due from Broker                       $ 8,353,608              $  11,176,071
   Net Unrealized Appreciation             6,383,328                  1,249,145
                                        -------------            --------------
              Deposit with Brokers      $ 14,736,936                 12,425,216


Cash and Cash Equivalents                    573,181                    443,053
Fixed Income Securities                    8,768,468                  5,676,722
                                        -------------            --------------
              Total Assets              $ 24,078,585              $  18,544,991
                                        =============            ==============

LIABILITIES:

     Due to Partners                    $    326,989              $      89,875
     Accrued Management Fees                 130,550                     42,883
     Advanced Subscriptions                   70,494                    177,378
     Accounts Payable                         23,511                     24,671
     Commission Rebates                        7,105                       -
                                        -------------            --------------
              Total Liabilities          $   558,649              $     334,807
                                        =============            ==============



PARTNERS' CAPITAL:
  General Partner - 250.58 and 195.63 units
   Outstanding at September 30, 1998
   and December 31, 1997                 $ 1,024,508              $     680,879
  Limited Partners - 5,502.06 and
   5,036.43 units
   Outstanding at September 30, 1998
     and December 31, 1997                22,495,428                 17,529,305
                                        -------------            --------------

                                          23,519,936                 18,210,184
                                         -------------           --------------

TOTAL LIABILITIES AND PARTNERS'
 CAPITAL                                 $24,078,585              $  18,544,991
                                        =============            ==============

NET ASSET VALUE PER UNIT                 $  4,088.55              $    3,480.50
                                        =============           ===============

                          The Willowbridge Fund L.P.
                          STATEMENTS OF OPERATIONS
         For the Three Months Ended September 30, 1998 and 1997 and
           For the Nine Months Ended September 30, 1998 and 1997
                                (unaudited)
                    (in thousands, except per unit data)



                              Three Months Ended            Nine Months Ended
                                  September 30,                September 30,
INCOME:                     1998            1997         1998            1997
                            ----            ----         ----            ----
 Commodity Trading
  Gains/(Losses):

 Realized                 $3,957,834   $(737,313)   $(1,007,101)     $1,060,347
 Change in Unrealized      5,582,990      80,135       5,144,278      (181,641)
                         -----------   ----------   ------------     ----------
 Gain (Loss) from
 Commodity Trading         9,540,824    (657,178)      4,137,177        878,706

 Interest Income             151,418      211,442        540,370        565,789
                         -----------   ----------     ----------      ---------
   Total Income (Loss)    $9,692,242   $(445,736)    $ 4,677,547     $1,444,495
                         -----------   ----------     ----------      ---------

EXPENSES:

 Brokerage Commissions     $(135,998)  $(154,198)      $(445,806)   $ (341,284)
 Management Fees             (46,762)    (43,738)       (130,550)     (114,983)
 Incentive Fees                    -           -               -      (874,575)
 General Partner
   Management Fees                 -           -        (182,102)     (108,033)
     Operation Fees          (69,784)    (33,804)       (237,659)      (64,721)
                          =========== ============    ===========    ==========

     Total Expenses      $  (252,544)  $(231,740)      $(996,117   $(1,503,596)
NET (LOSS)/GAIN:         $  9,439,698  $(677,476)     $3,681,430   $(   59,101)
                         ============  ==========     ===========   ===========

NET INCOME/(LOSS)
PER UNIT:
 (based on weighted
  average number of
 units outstanding
  during the period)     $   1,689.74  $ (148.10)     $   656.42   $    (14.83)
                         ============   =========      =========    ===========

INCREASE/(DECREASE) IN   $   1,630.26  $ (101.92)     $   608.05   $     152.25
 NET ASSET VALUE PER UNIT: ==========   =========      =========     ==========

                         The Willowbridge Fund L.P.
                 Statements of Changes in Partners' Capital
          For the Nine Months Ended September 30, 1998 (unaudited)
               and the Years Ended December 31, 1997 and 1996
                      (in thousands, except unit data)


                                                                        Total
                                                                      Partners'
                       General Partner      Limited Partners           Capital
                        Units   Dollars    Units        Dollars        Dollars
-------------------------------------------------------------------------------
PARTNERS' CAPITAL
12/31/95              28.8172  $ 87,940    930.6552   $2,838,743     $2,926,683

     Additions        52.8522  $148,410  2,339.7640    6,809,415      6,957,825

     Redemptions            -        -  ( 151.5778)   ( 460,574)     ( 460,574)

     Net Income                  39,360                1,340,030      1,379,390
                     --------  --------   ----------  ----------    -----------
PARTNERS' CAPITAL
12/31/96              81.6694   275,710   3,118.8414  10,527,614     10,803,324

     Additions       113.9754   406,274   2,404.7715   9,009,671      9,415,945

     Redemptions      (.0180)      (65)   (487.1799) (1,734,136)    (1,734,201)

     Net Income                 (1,040)                (273,844)      (274,884)
                    ---------  ---------  ---------   ----------     ----------

PARTNERS' CAPITAL
12/31/97             195.6268    680,879   5,036.4330   17,529,305   18,210,184

     Additions        67.1976    223,308   1,508.8546    4,522,350    4,745,657

     Redemptions     (12.2444)   (30,100) (1,043.3276)  (3,087,235)  (3,117,335)

     Net Income                   150,422               3,531,008     3,681,430
                    ----------   --------- -----------  ---------     ---------

PARTNERS' CAPITAL
9/30/98               250.5800  $1,024,508 5,501.9600  $22,495,428  $23,519,936
                     =========  ========== ==========  ===========  ===========

                         THE WILLOWBRIDGE FUND L.P.


                       NOTES TO FINANCIAL STATEMENTS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (Unaudited)
               AND THE YEARS ENDED DECEMBER 31, 1997 AND 1996


1.   GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.
Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein.

Interim statements are subject to possible adjustments in connection with the annual audit of the Partnership's financial statements for the full year. In the Partnership's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

2.   ORGANIZATION

The Willowbridge Fund L.P. (the "Partnership"), a Delaware limited partnership, was organized on January 24, 1986. The Partnership is engaged in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts and forward contracts. Ruvane Investment Corporation is the general partner of the Partnership (the
"General Partner"). The General Partner is registered as a Commodity Pool Operator and a Commodity Trading Advisor ("CTA") with the Commodity Futures Trading Commission. The General Partner is required by the Limited
Partnership Agreement, as amended and restated (the "Agreement"), to contribute an amount equal to one percent of the aggregate capital raised by the Partnership. The Agreement requires that all subscriptions are subject to a one percent administrative charge payable to the General Partner.

The Partnership shall end on December 31, 2006, or earlier upon withdrawal, insolvency or dissolution of the General Partner or a decline of greater than fifty percent of the net assets of the Partnership, as defined in the Agreement, or the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.

3.    SIGNIFICANT ACCOUNTING POLICIES

Due from Broker - Due from broker represents cash required to meet margin requirements and excess funds not required for margin that are typically invested in 30 day commercial paper and U.S.
Treasury bills by the broker.

Revenue Recognition - Commodity futures, options and forward contract transactions are recorded on the trade date and open contracts are reflected in the financial statements at their fair value on the last business day of the reporting period. The difference between the original contract amount and fair value is reflected in income as an unrealized gain or loss. Fair value is based on quoted market prices. All commodity futures, options and forward contracts and financial instruments are reflected at fair market value in the financial statements.

Commissions - Prior to March 31, 1997, commission charges to open and close contracts were expensed at the time the contract positions were opened. Commencing April 1, 1998, commission charges were based on a percentage of the net asset value of the fund at the beginning of the month. As of September 30, 1998, the commission rate charged was 3.5 percent annually of the net asset value of the Partnership.

Statement of Cash Flows - The Partnership has elected not to provide a statement of Cash Flows as permitted by Statement of Financial Accounting Standard No 102, Statement of Cash Flows- Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.

Allocation of Profits (Loss) and Fees - New realized and unrealized trading gains and losses, interest income and other operating income and expenses are allocated to the partners monthly in proportion to their capital account balance, as defined in the Agreement.

The General Partner was paid a management fee equal to one percent of the net assets of the Partnership, as defined in the Agreement, as of the last day of the previous fiscal year-end. Such fees amounted to $182,102, $108,033 and $29,267 in the nine months ended September 31, 1998 and the years ended December 31, 1997 and 1996, respectively.

Willowbridge Associates Inc. is the Partnership's trading advisor (the "Advisor"). The Advisor is entitled to an incentive fee based on an increase in the adjusted net asset value of the allocated assets of the Partnership. The CTA received 25% of any new profits, as defined in the Agreement. The term "new profits" is defined as the increase, if any, in the adjusted net asset value of the allocated assets. In addition, the Partnership pays a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership to the Advisor.

The Advisor rebates to the Partnership the incentive and management fees incurred by certain partners, including employees of the Advisor who are also limited partners in the Partnership. Incentive and management fees are presented in the Partnership's financial statements gross of any amounts rebated by the Advisor. The rebate to the Partnership is recorded on the Partnership's financial statements as a capital contribution. The incentive and management fees rebated to these partners in the nine months ended September 31, 1998 and the years ended December 31, 1997 and 1996 were $34,179, $116,051, and $37,049, respectively.

Administrative Expense - Administrative expenses include professional fees, bookkeeping costs, and other charges such as registration fees, printing costs and bank fees.

Income Taxes - Income taxes have not been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on their share of the Partnership profits.

Redemptions - Limited partners may redeem some or all of their units at the net asset value per unit as of the last business day of each month on at least ten days written notice to the General Partner.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

General
-------
The Willowbridge Fund L.P. (the "Partnership") is engaged in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts and forward contracts. The objective of the Partnership is the appreciation of its assets through speculative trading. Ruvane Investment Corporation is the general partner of the Partnership (the "General Partner") and Willowbridge Associates Inc. is the Partnership's trading advisor (the "Advisor").

The success of the Partnership is dependent upon the ability of the Advisor to generate trading profits through the speculative trading of commodity interests sufficient to produce capital payments after payment of all fees and expenses. Future results will depend in large part upon the commodity interests markets in general, the performance of the Advisor, the amount of additions to and redemptions from the Partnership and changes in interest rates. Due to the highly leveraged nature of the Partnership's trading activity, small price movements in commodity interests may result in substantial gains or losses to the Partnership. As a result of these factors, the Partnership's past performance is not indicative of future results and any recent increases in net realized or unrealized gains may have no bearing on any results that may be obtained in the future.

Until the close of business on December 31, 1996, the assets of the Partnership were allocated entirely to the Advisor's Primary Program. The Primary Program consists of three computer-based, quantitative trading systems. To further diversify the Partnership's investment methodologies, as of January 1, 1997, the General Partner allocated approximately one-half of the Partnership's assets to the Primary Program and approximately one-half to the Advisor's Mtech Trading Approach. The Mtech Trading Approach is a highly discretionary approach managed by Michael Y. Gan, the Executive Vice President of the Advisor. Effective June 1, 1998, the General Partner re-allocated all of the Partnership's assets to the Primary Program because the Mtech Trading Approach experienced year to date losses of greater than 35%.

Until the close of business on March 31, 1997, the Partnership paid commodity brokerage commissions to its clearing brokers on a per-trade basis. Effective April 1, 1997, the Partnership began paying to the General Partner a flat-rate monthly brokerage commission of 0.29% of the net asset value of the Partnership at the beginning of each month (a 3.5% annual rate). The General Partner pays from this amount all commission charges and fees with respect to the Partnership's trading commodity interests.

Results of Operations
----------------------
           Comparison of Three Months Ended September 30, 1998 and 1997

For the quarter ended September 30, 1998, the Partnership had gains comprised of $3,957,834 of realized gains on closed positions, $5,582,990 in net change in unrealized gains on open futures and options contracts and $151,418 in interest income. For the same quarter in 1997, the Partnership had losses comprised of $737,313 of realized losses on closed positions, $80,135 in net change in unrealized gains on open futures and options contracts and $211,442 in interest income.

In July 1998, trading was unprofitable in financial instruments, the soybean complex and copper. Gains made in the Japanese Yen, foreign financial instruments and gold failed to offset the losses. The Partnership recorded a loss of $237,432 or $41.20 per unit. In August 1998, trading was extremely profitable in both foreign and domestic financial instruments. Unprofitable positions in foreign currencies produced some offsetting losses. The Partnership recorded a gain of $4,420,675 or $770.25 per unit. In September 1998, trading was extremely profitable in both foreign and domestic financial instruments and in foreign currencies. Trading was unprofitable in gold and the energy sector. The Partnership recorded a gain of $5,256,455 or $901.21 per unit.

In July 1997, trading was profitable in the U.S. Dollar versus European currencies, domestic financial instruments and the soybean complex. Offsetting losses occurred in copper and foreign financial instruments. The Partnership recorded a gain of $2,338,440 or $541.88 per unit. In August 1997, trading was unprofitable in domestic and foreign financial instruments, currencies and base metals. Profitable positions in natural gas, cocoa and coffee failed to offset the losses. The Partnership recorded a loss of $1,696,214 or $370.78 per unit. In September 1997, trading was unprofitable in domestic financial instruments, grains, coffee, sugar and European currencies. Profits were derived from precious metals and the energy complex. The Partnership recorded a loss of $1,319,702 or $273.02 per unit.

For the quarter ended September 30, 1998, the Partnership had expenses comprised of $135,998 in brokerage commissions (including clearing and exchange fees), $46,762 in management fees and $69,784 in administrative expenses. For the same quarter in 1997, the Partnership had expenses comprised of $154,198 in brokerage commissions (including clearing and exchange fees), $43,738 in management fees and $33,804 in administrative expenses. Brokerage commissions and management fees vary primarily as a result of changes in assets under management. Administrative fees consist primary of legal and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended. The Partnership became subject to such reporting requirements in April 1998.

As a result of the above, the Partnership recorded a gain of $9,439,698 or $1,630 per unit for the quarter compared to a loss of $677,476 or $101.92 per unit for the same quarter in 1997.

At September 30, 1998, the net asset value of the Partnership was $23,519,936 compared to its net asset value of $18,210,184 at December 31, 1997. The net asset value per unit at September 30, 1998 was $4,088.55 compared to $3,480.50 at December 31, 1997.

During the quarter, the Partnership had no credit exposure to a counterparty that is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

         Comparison of Nine Months Ended September 30, 1998 and 1997

For the nine months ended September 30, 1998, the Partnership had income comprised of $1,007,101 of realized losses on closed positions, $5,144,278 in net change in unrealized gains on open futures and options contracts and $540,370 in interest income. For the same period in 1997, the Partnership had income comprised of $1,060,347 of realized gains on closed positions, $181,641 in net change in unrealized losses on open futures and options contracts and $565,789 in interest income.

In January 1998, trading was profitable in domestic and foreign financial instruments, silver and food products. The Partnership recorded a gain of $1,666,031 or $305.17 per unit. In February 1998, the Partnership recorded its second worst month in its history. Trading losses were incurred in the Japanese Yen, food products, grains and domestic financial instruments. Profits were derived from silver. The Partnership recorded a loss of $2,993,297 or $547.65 per unit. In March 1998, positions in the U.S. dollar produced most of the gains, however, these were largely offset by losses in domestic and foreign financial instruments, food products and grains. The Partnership recorded a loss of $122,742 or $20.87 per unit. In April 1998, trading was unprofitable in financial instruments, currencies, precious metals and the energy complex. The Partnership recorded a loss of $3,273,418 or $575.90 per unit. In May 1998, trading losses were incurred in silver and grains. Profitable positions in the Japanese Yen and foreign financial instruments failed to offset the losses. The Partnership recorded a loss of $614,511 or $107.16 per unit. In June 1997, positions in foreign currencies produced most of the losses. Trading also was unprofitable in grains. Profits were incurred in domestic and foreign financial instruments. The Partnership recorded a loss of $420,331 or $75.79 per unit. Results for July, August and September 1998 are set forth above.

In January 1997, trading was profitable in coffee and the U.S. dollar versus European currencies. The Partnership's positions in soybean meal and natural gas also were profitable. Losses were incurred in global fixed income and livestock. The Partnership recorded a gain of $398,088 or $119.75 per unit. In February 1997, trading profits were incurred in coffee, soybeans and corn. Additional profits were derived from currency and metals positions. Losses were incurred in the energy complex. The Partnership recorded a gain of $1,433,070 or $424.59 per unit. In March 1997, positions in the soybean complex produced most of the profits. Positions in domestic and foreign financial instruments also were profitable. Losses were incurred in the Japanese Yen. The Partnership recorded a gain of $656,612 or $181.70 per unit. In April 1997, trading was unprofitable in domestic financial instruments, foreign bonds, the Japanese Yen and precious metals. Offsetting gains occurred in grains, coffee and European currencies. The Partnership recorded a loss of $514,595 or $138.83 per unit. In May 1997, trading losses were incurred in wheat, global stock indices and the Deutsche Mark. Profitable positions in copper, the Japanese Yen and coffee failed to offset the losses. The Partnership recorded a loss of $626,217 or $157.98 per unit. In June 1997, positions in grains and the energy complex produced most of the losses. Trading also was unprofitable in base metals and Japanese bonds. Profits were incurred in the U.S. dollar and food products. The Partnership recorded a loss of $728,583 or $175.06 per unit. Results for July, August and September 1997 are set forth above.

For the nine months ended September 30, 1998, the Partnership had expenses comprised of $445,806 in brokerage commissions (including clearing and exchange fees), $312,652 in management fees (including the General Partner's management fee) and $237,659 in administrative expenses. For the same quarter in 1997, the Partnership had expenses comprised of $341,284 in brokerage commissions (including clearing and exchange fees), $223,016 in management fees (including the General Partner's management fee),

$64,721 in administrative expenses and an incentive fee of $874,575. Effective April 1, 1997, the Partnership ceased paying commodity brokerage commissions to its brokers on a per-trade basis. Instead, the Partnership pays to the General Partner a flat-rate monthly brokerage commission of 0.29% of the net asset value at the beginning of each month. The General Partner pays from this amount all commission charges and fees with respect to the Partnership's trading.

As a result of the above, the Partnership recorded a gain of $3,681,430 or $608.05 per unit for the period compared to a loss of $59,101 or $152.25 per unit for the same period in 1997.

During the nine months ended September 30, 1998, the Partnership had no credit exposure to a counterparty that is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

Liquidity and Capital Resources

In general, the Advisor trades only those commodity interests that have sufficient liquidity to enable it to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." Pursuant to such regulations, no trades may be executed on any given day at prices beyond daily limits. The price of a futures contract occasionally has exceeded the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating its position. While the occurrence of such an event may reduce or eliminate the liquidity of a particular market, it will not eliminate losses and may, in fact, substantially increase losses because of the inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Partnership is trading, whether such illiquidity is caused by any of the above reasons or otherwise, the Partnership may be unable to liquidate its position prior to its expiration date, thereby requiring the Partnership to make or take delivery of the underlying interests of the commodity investment.

The Partnership's capital resources are dependent upon three factors: (a) the income or losses generated by the Advisor; (b) the money invested or redeemed by the limited partners; and (c) the capital invested or redeemed by the General Partner.

The Partnership sells limited partnership units to investors from time to time in private placements pursuant to Regulation D of the Securities Act of 1933, as amended. As of the last day of any month, a limited partner may redeem all of its limited partnership units on 10 days' prior written notice to the General Partner. During the quarter ended September 30, 1998, the Partnership sold 519.44 limited partnership units and 9.01 general partnership units for a total of $1,425,036; investors redeemed 196.17 units for a total of $669,605. During the same quarter in 1997, the Partnership sold 647.76 limited partnership units and 48.22 general partnership units for a total of $2,715,124; investors redeemed 135.06 units for a total of $483,116. During the nine months ended September 30, 1998, the Partnership sold 1,508.95 limited partnership units and 67.19 general partnership units for a total of $4,745,650; investors redeemed 1,043.33 units for a total of $3,087,235. During the same period in 1997, the Partnership sold 1,714.05 limited partnership units and 90.97 general partnership units for a total of $6,959.935; investors redeemed 282.52 units for a total of $1,042,611. At September 30. 1998, there were 5,752.64 units outstanding (including 250.58 owned by the General Partner). At September 30, 1997, there were 4,723 units outstanding (including 172.63 owned by the General Partner).

The General Partner must maintain a capital account in such amount as is necessary for the General Partner to maintain a one percent (1%) interest in the capital, income and losses of the Partnership. All capital contributions by the General Partner necessary to maintain such capital account balance are evidenced by units of general partnership interest, each of which has an initial value equal to the net asset value per unit at the time of such contribution. The General Partner may withdraw any excess above its required capital contribution without notice to the limited partners and may also contribute any greater amount to the Partnership.

Year 2000 Issues
----------------
Commodity pools depend upon the smooth functioning of computer systems to operate. Many computer systems in use today accept only two digit entries in the date code field instead of four digit entries necessary to distinguish 21st century dates from 20th century dates. As a result, many companies' computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The General Partner is in the process of assessing the Partnership's Year 2000 issues. The Partnership does not have its own computer system and relies on the Advisor to perform most computer functions and to interface with other computer systems. As a result, the Partnership expects to incur only minimal expenses in connection with Year 2000 issues. The Advisor has established a working group to address its Year 2000 issues and is in the process of ensuring that its computer systems are Year 2000 compliant. The General Partner has initiated communications with third parties with whom the Partnership has important financial or operational relationships to determine the extent to which they have Year 2000 issues. In addition, all United States futures exchanges will be subject to monitoring by the Commodity Futures Trading Commission of their Year 2000 preparedness and the major foreign futures exchanges also are expected to be subject to market-wide testing of their Year 2000 compliance programs during 1999. Nevertheless, there is no assurance that the Advisor and other third parties will resolve all of their year 2000 issues in a timely manner. The failure of the Advisor or any third parties with whom the Partnership has important financial or operational relationships to timely be Year 2000 compliant could have a material adverse effect on the Partnership.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The General Partner is not aware of any pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

Item 2.  Changes in Securities and Use of Proceeds.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Items 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibits--The following exhibit is filed as part of this report on Form 10-Q:

              27  Financial Data Schedule

         Reports on Form 8-K--None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE WILLOWBRIDGE FUND L.P.

Date: November 14, 1998                   By:  Ruvane Investment Corporation,
                                                  its General Partner

                                                  By:  /s/ Robert L. Lerner
                                                       ---------------------
                                                           Robert L. Lerner
                                                               President