Form 10-K
period 1998-12-31
WILLOWBRIDGE FUND LP
filed 1999-04-01
CIK 794775

1998
-------------------------------------------------------------------------------


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-K

(Mark One)
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1998 or |_| Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
For the transition period from ________________ to _________________
Commission file number 0-23529


                        THE WILLOWBRIDGE FUND, L.P.
           (Exact name of registrant as specified in its charter)

           Delaware                                      22-2678474
   (State of Incorporation)                            (I.R.S. Employer
                                                      Identification No.)

   4 Benedek Road,Princeton, NJ                             08540
(Address of principal executive offices)                  (Zip Code)

     Registrant's telephone number, including area code: (609) 921-0717
         Securities registered pursuant to Section 12(b) of the Act:


   Title of Each Class                  Name of Exchange on Which Registered
          None                                         None


        Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Units

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |x|
No |_|.

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |x|

     As of March 30, 1999 the aggregate market value of the limited partnership interests of the registrant held by non-affiliates of the registrant was approximately $24,458,691.

                                   PART I

ITEM 1.    Business.

Summary
-------
         The Willowbridge Fund, L.P. (the "Partnership") is a limited partnership organized under the Delaware Revised Uniform Limited Partnership Act. The business of the Partnership is to trade, buy, sell or otherwise acquire, hold or dispose of commodity futures contracts, options on physical commodities and on commodity futures contracts, forward contracts, and any rights pertaining thereto ("Commodity Interests") and to engage in all activities incident thereto. The objective of the Partnership is the appreciation of its assets through speculative trading.

         Ruvane Investment Corporation, a Delaware corporation (the
"General Partner"), is the general partner of the Partnership. The Partnership and the General Partner maintain their principal business office at 4 Benedek Road, Princeton, New Jersey 08540. The telephone number for the Partnership and the General Partner is (609) 921-0717, the facsimile number is (609) 921-0577, and their e-mail address is ruvane@aol.com. The General Partner has been registered with the Commodity Futures Trading Commission ("CFTC") pursuant to the Commodity Exchange Act, as amended (the "CEA"), as a Commodity Pool Operator ("CPO") since August 8, 1995, as a Commodity Trading Advisor ("CTA") since January 12, 1990 and as an introducing broker since May 8, 1995, and is a member of the National Futures Association ("NFA") in such capacities. See " -- The General Partner."

         The General Partner has selected Willowbridge Associates Inc. (the "Advisor") as the Partnership's trading advisor. The Advisor's main business address is 101 Morgan Lane, Suite 180, Plainsboro, New Jersey 08536 and its telephone number is (609) 936- 1100. The Advisor also has offices at 667 Madison Avenue, New York, New York 10021. The Advisor has been registered as a CPO and a CTA pursuant to the CEA since May 3, 1988 and is a member of the NFA in such capacities. All trading decisions regarding the Partnership are made by the Advisor. See "-- The Advisor."

         All of the Partnership's assets are traded pursuant to the the Primary Investment Program, utilizing three of the trading systems operated by the Advisor. The three trading systems utilized under the Primary Investment Program are computer-based, quantitative systems that trade in domestic and foreign financial instruments, currencies, precious metals and other commodities such as grains, foods and energy products. See
"Trading Programs---Allocation of Capital." The General Partner believes that the combination of several investment strategies and global market exposure reduces the Partnership's dependence on the success of any single strategy while positioning the Partnership to participate in economic trends in different markets. Nonetheless, in many cases the markets traded by the individual trading strategies overlap and the positions held by the Partnership at any particular point in time may result in different concentrations in any group of markets, which may reduce the diversity of the Partnership's investments. See "Risk Factors---Partnership's Market Positions May Lack Diversity."

         The Partnership is designed to permit investors to participate in the financial advantages presented by trading in Commodity Interests. However, trading in Commodity Interests does entail significant risks, and it is possible that an investor in the Partnership could lose its entire investment. Trading in Commodity Interests is speculative, volatile and highly leveraged and may be riskier and more volatile than many other investments. Further, the Partnership is obligated to pay trading and operational expenses and pay incentive fees, if any, which could materially affect the net results of an investment in the Partnership by reducing net profits or increasing net losses, and the Partnership will be required to make trading profits in the amount of such charges and fees, less interest earned, to avoid depletion or exhaustion of its assets and to generate any profits for the Partnership and the Limited Partners. There can be no assurance that the Partnership will achieve any profits. See "--
Risk Factors."

 The General Partner

         The General Partner, to the exclusion of the limited partners of the Partnership (the "Limited Partners"), manages and conducts the business of the Partnership. The General Partner (i) selects and monitors the independent commodity trading advisors and the commodity brokers; (ii) allocates and/or reallocates assets of the Partnership to or from the advisors; (iii) determines if an advisor or commodity broker should be removed or replaced; (iv) negotiates management fees, incentive fees and brokerage commissions; and (v) performs such other services as the Partnership may from time to time request.

         The General Partner is responsible for the allocation of the Partnership's capital among various investment programs. The Partnership's capital currently is allocated to the Primary Investment Program of the Advisor. See " -- Trading Programs." The General Partner, in the future, may allocate the Partnership's assets to other trading programs. In addition, the General Partner may introduce the Partnership's trades to the Partnership's commodity brokers. Under the terms of the Amended and Restated Limited Partnership Agreement of the Partnership (the "Partnership Agreement"), the General Partner will maintain its capital contributions to the Partnership in an amount equal to 1% of the aggregate capital raised by the Partnership from time to time. As of December 31, 1998, the General Partner owned approximately $1,073,390 of general partnership interests in the Partnership. The General Partner is a Delaware Corporation organized in January 1990. The principal of the General Partner is Robert L. Lerner. See "Directors and Executive Officers."

Futures Trading

         Futures contracts are contracts made on or through a commodity exchange and provide for future delivery of agricultural and industrial commodities, precious metals, foreign currencies or financial instruments, and in the case of certain contracts, such as stock index futures contracts and Eurodollar futures contracts, provide for cash settlement. Such contracts are uniform for each commodity on each exchange and vary only with respect to price and delivery time. A contract to buy or sell may be satisfied either by making or taking delivery of the commodity and payment or acceptance of the entire purchase price therefor or by offsetting the obligation with a contract containing a matching contractual obligation on the same (or a linked) exchange prior to delivery. In futures and forward trading, capital is not used to acquire a physical asset but only as security for the payment of losses incurred in open positions. United States commodity exchanges individually or, in certain limited situations, in conjunction with certain foreign exchanges, provide a clearing mechanism to facilitate the matching of offsetting trades. Once trades made between members of an exchange have been confirmed, the clearinghouse is substituted for the clearing member acting on behalf of each buyer and each seller of contracts traded on the exchange and in effect becomes the other party to the trade. Thereafter, each clearing member party to the trade looks only to the clearinghouse for performance. Clearinghouses do not deal with customers, but only with member firms, and the "guarantee" of performance under open positions provided by the clearinghouse does not run to customers. If a customer's commodity broker becomes bankrupt or insolvent, or otherwise defaults on such broker's obligations to such customer, the customer in question may not receive all amounts owing to such customer in respect of trading, despite the clearinghouse fully discharging all of its obligations.

         Two broad classifications of persons who trade in commodity futures are "hedgers" and "speculators." Commercial interests, including banks and other financial institutions, and farmers, who market or process commodities, use the futures markets for hedging. Hedging is a protective procedure designed to minimize losses that may occur because of price fluctuations. The usual objective of the hedger is to protect the profit that he expects to earn from his financial operations, rather than to profit strictly from his futures trading. The commodity markets enable the hedger to shift the risk of price fluctuations to the speculator.

         The speculator, such as the Partnership, risks its capital with the hope of making profits from the price fluctuations in futures contracts The speculator assumes the risks which the hedger seeks to avoid. Speculators rarely expect to take or make delivery of the "cash" or actual physical commodity in the futures market. Rather, they generally close out their futures positions by entering into offsetting purchases or sales of futures contracts. Because the speculator may take either a long or short position in the futures markets, it is possible for the speculator to earn profits or incur losses regardless of the direction of price trends. Generally, commodities trades made by the Partnership will be for speculative rather than for hedging purposes

         The justification for futures trading is that it provides the means for those who produce or deal in cash commodities to hedge against unpredictable price changes. Price fluctuations affect the value of inventory, the cost of production and the competitive pricing of end products. The risks of price fluctuation confront and threaten a diverse set of firms that merchandise, store or process large volumes of cash commodities. Government securities dealers, for example, often maintain a large inventory of notes and bonds. Even a small increase in prevailing interest rate levels can significantly reduce the value of those inventory holdings, and hence the price at which they can be sold. In determining the pricing of its output, the large baker, for example, is subject to the market prices of its raw materials, such as wheat, sugar and cocoa. A sudden increase in the prices of these materials will raise the cost of production and negatively affect the competitiveness of the finished product. Other entities that face the risks associated with market price fluctuation include farmers, grain elevator operators, importers, refiners and commercial banks. The constraint these entities face is that there are no short run substitutes for certain items essential for continued operation. The baker cannot function without flour, the securities dealer without bonds or the refiner without crude oil. As a result, the need arises for a vehicle through which commercial entities as a group can transfer the risk of price fluctuation to some other group that is willing to bear that risk. The futures markets exist as the vehicle that allows the transfer of price risk from commercial entities, called hedgers, to risk-bearing entities, called investors or speculators.

Investment Philosophy

         The General Partner believes that, if an investor utilizes a disciplined approach to managing risk, and is appropriately capitalized, the investor will earn a premium for bearing risk. It is this premium that is the source of returns to futures investing. The returns to futures investing are driven by events that upset the supply and demand equilibrium of the underlying commodity market. For example, a change in the prime rate will affect interest rate and currency instruments, a drought will alter the production expectations for agricultural products, or the prospect of a war in the Middle East will cause the prices of crude oil and its derivatives to fluctuate. It is during these periods of disruption that the risk premium generally is paid. Conversely, when commodity markets are stable and directionless, returns from risk premia are not to be expected. Since traditional investment instruments like stocks and bonds perform poorly during disruptive periods and well in a stable economic environment, a futures investment can offer the potential benefits of diversification to a traditional portfolio.

         The General Partner believes that two important considerations in evaluating an investment opportunity are whether the investment has a sound underlying economic foundation for its expected return and whether the approach employed by the investment's manager has the capability to realize that return. The General Partner's approach to investment in futures is designed to achieve consistent profits over the long term. The key to the General Partner's investment approach is diversification among trading methods and among markets, which is intended to reduce the variability of returns while maintaining the ability to capitalize on profitable trends.

         The General Partner allocates the Partnership's capital to an investment program of the Advisor, which uses a mix of trading strategies that (i) have demonstrated the ability to achieve long-term trading success and (ii) enhance the diversification characteristics of the account. The General Partner measures the success of an investment program by its trading and research results and experience.

         The General Partner believes that an account should be considered a long-term investment in order to afford the different trading strategies and investment programs time to operate under a variety of different market conditions. Consequently, the General Partner may choose not to reallocate capital from or terminate an investment program or trading strategy even if that investment program or trading strategy has had an unprofitable period of significant duration. As the performance of the investment programs and trading strategies will vary, the percentage of the Partnership's capital under the management of each may vary also. Therefore, it is unlikely that the current capital allocations will in fact be the actual allocations at any time during the Partnership's operations. When capital is withdrawn from the Partnership, the capital under each investment program's and trading strategy's management will be reduced in amounts determined by the Advisor, in consultation with the General Partner.

         Extensive leverage is available in futures markets. The General Partner will monitor the Advisor's trading so that leverage remains within levels acceptable to the General Partner, in its sole discretion. In general, the General Partner anticipates that margin commitments for the Partnership will range between 15% and 40% of capital. Margin commitments represent that portion of the capital of the Partnership which is committed as margin for futures contracts. Margins are good faith deposits which must be made with a commodity broker in order to initiate or maintain an open position in a futures contract.

The Advisor

         The General Partner has selected Willowbridge Associates Inc. as the Partnership's trading advisor. The Advisor is a global trading advisor, managing over U.S. $913.5 million in client capital (U.S. $711.3 million of actual funds and U.S. $202.2 million of notional funds, or funds that clients have instructed the Advisor to trade but not deposited into their brokerage accounts) as of December 31, 1998 in futures, foreign exchange, interest rates and related markets for international banks, brokerage firms, pension funds, institutions and high net worth individuals. The Advisor was organized as a Delaware corporation in January 1988 and trades on a 24-hour basis in over 70 markets worldwide. The primary activity of Willowbridge is to buy, sell (including short sales), spread or otherwise trade in Commodity Interests. The Advisor may, to a limited extent, also trade in other instruments. The trading principals of the Advisor are Philip L. Yang and Michael Y. Gan.
See "Directors and Executive Officers."

         The Advisor makes trading decisions pursuant to its trading strategies under the investment programs, as well as pursuant to any other trading program, selected by the General Partner. As used herein, the term "trading system" refers to a computerized technical, systematic trading program of the Advisor, the term "trading approach" refers to a discretionary trading program of the Advisor and the term "trading strategy" refers to either a trading system or a trading approach.

Trading Programs

         Commodity traders generally rely on either technical or fundamental analysis, or a combination thereof, in making trading decisions and attempting to identify price trends. Fundamental analysis looks at the external factors that affect the supply and demand of a particular commodity in order to predict future prices. As an example, some of the fundamental factors that affect the demand of a foreign currency, like the British pound, are the inflation and interest rates of the currency's domestic market, exchange controls, and the country's balance of trade, business climate and political stability. The supply of a currency may be determined by, among other things, government spending, credit controls, domestic money supply and prior years' trade balances. Some of the fundamental factors that affect the supply of an agricultural commodity, such as corn, include the acreage planted and factors affecting crop conditions such as drought, flood and disease. The demand for corn consists of domestic consumption and exports, and is a product of many things, including general world economic conditions, as well as the cost of corn in relation to the cost of competing products such as soybean meal, wheat, oats and barley.

         Technical analysis is not based on the anticipated supply and demand of the cash (actual) commodity; instead, it is based on the theory that a study of the markets themselves will provide a means of anticipating future prices. Technical analysis of the markets generally will include a study of the actual daily, weekly and monthly price fluctuations, volume variations and changes in open interest, utilizing charts or computers for analysis of these items.

         The investment programs and trading strategies which the General Partner has selected to trade the Partnership's assets are described below, and from time to time may be changed or refined. Additional trading programs may be developed by the Advisor or other trading advisors who may be employed in trading the assets of the Partnership.

         Each trading system employed by the Advisor will attempt to detect trends in price movements for futures, option, forward and spot contracts. All successful speculative commodity trading depends upon establishing a position and then maintaining that position while the market moves in favor of the trader. Technical trading systems seek to establish such positions and to exit the market and establish reverse positions, or both, when the favorable trend either reverses or does not materialize. No such system will be successful if the market is moving in an erratic and nontrending manner or if the market moves in the direction opposite to that predicted by the system. Because of the nature of commodity markets, prices frequently appear to be trending when the market is, in fact, without a trend. In addition, a trading system may identify markets as trending favorably to a particular position in the market even though actual market performance thereafter is the reverse of the trend identified.

         The investment programs and trading strategies to be followed by the Advisor do not assure the success of the Partnership. Investment decisions made in accordance with these programs and strategies will be based on an assessment of available facts. However, because of the large quantity of facts at hand, a number of available facts may be overlooked. Variables may shift and any investment decision must, in the final analysis, be based on the judgment of the Advisor. Accordingly, no assurance can be given that the Advisor's investment programs and trading strategies will result in profits to investors in the Partnership.

         For each of the trading strategies, risk is managed on a market by market level as well as on an overall portfolio level. On the market level, risk is managed primarily by utilizing proprietary volatility filters. When these filters detect a certain excessive level of volatility in the markets traded, they will signal that the trading strategies should no longer be trading in the markets in which the filters have detected excessive volatility. In this way, the trading strategies do not participate in markets in which there are extremes in market action. On the portfolio level, risk is managed by utilizing a proprietary portfolio cutback rule. When cumulative profits have reached a certain level, this rule determines that positions should be halved across the entire portfolio. In this way, risk is reduced while allowing the trading strategies to continue to participate in the markets, albeit at a reduced level. After the portfolio has been traded at half, the rule will then determine when to increase positions to again trade at the full level.

Allocation of Capital

         All of the Partnership's assets are currently traded pursuant to the Primary Investment Program, utilizing all or part of three of the trading systems operated by Willowbridge: the Vulcan System, the Argo System and the Siren System. (See "Trading Programs and Use of Proceeds -- Description of Trading Systems.") The General Partner, in the future, may allocate the Partnership's assets to other trading strategies and investment programs.

Primary Investment Program

         Under the Primary Investment Program, the Advisor has the discretion, based upon its periodic evaluation of market conditions, to determine which trading system to use for a given market. Approximately one-half of the assets traded by Willowbridge pursuant to the Primary Investment Program are allocated to the Argo System and the remaining portion is allocated between currencies and financial instruments traded pursuant to the Vulcan System and precious metals, grains, meats, softs and tropicals traded pursuant to the Siren System. On November 3, 1997, a trading component of Titan was added to the Primary Investment Program.
The Advisor, in consultation with the General Partner, may change the allocation of the assets it trades pursuant to the Primary Investment Program among the trading systems and among the commodities traded pursuant thereto. Typically, changes in strategies used for particular markets are made infrequently. If the assets of the Partnership allocated to the Primary Investment Program fall below $1,000,000, the Advisor may not be able to trade the Primary Investment Program portfolio.

Description of Trading Systems

         The trading systems used by the Advisor are proprietary and confidential. The descriptions herein, therefore, are of necessity general and not intended to be exhaustive.

         Vulcan Trading System

         The Vulcan Trading System ("Vulcan") is a computerized technical trading system. It is not a trend-following system, but does ride a trend when the opportunity arises. Vulcan uses the concepts of pattern recognition, support/resistance levels, and counter-trend liquidations in making trading decisions. In effect, Vulcan is more akin to a systematic technical charting system, as opposed to most computer systems, which are based on pure trend-following calculations.

         The Vulcan System is based on general technical trading principles that over time have repeatedly shown their validity as price movement forecasters. As used in connection with the Partnership, it applies these principles to a diversified portfolio of financial instruments and currencies. Given that the system is based on general principles, the system parameters used are the same for all items in the portfolio and are not optimized. In this manner, the Vulcan System minimizes the problem of data-fitting.

         Vulcan determines, on a daily basis, whether to be long, short or flat each of the various commodities in its portfolio. The Vulcan portfolio traded for the Primary Investment Program includes:

Domestic Financial
Instruments:                  U.S. Treasury Bonds, Treasury Notes,
                              Eurodollars

Foreign Financial
Instruments:                  Japanese Government Bonds, Euro-Mark, Euro-Swiss,
                              Ten-year Notional, German Bunds, Pibor, Gilts,
                              Short Sterling, Australian Treasury Bills,
                              Australian Treasury Bonds, Italian
                              Bonds, Euro-Lira, Euro-Yen

Currencies:                   British Pound, Canadian Dollar, Swiss Franc,
                              Japanese Yen, Australian Dollar, Mark-Yen.
                              EuroFX, EuroYen

         The above list is provided only as an indication of markets traded since the Advisor removes and adds contracts to the list from time to time.

         It is intended that approximately 15% to 40% of the assets under management pursuant to the Vulcan System normally will be committed as margin for Commodity Interest trading, but from time to time, the percentage of assets committed may be substantially more or less. Positions are generally held from 10 to 15 trading days. The largest monthly draw-down experienced by Willowbridge in using Vulcan was 19.39% and occurred in February 1996. The greatest peak-to- valley draw-down was 34.36% and occurred in the period between August 1997 to July 1998.

         Argo Trading System

         The Argo Trading System ("Argo") commenced trading in 1987. Argo essentially incorporates Vulcan's concepts of pattern recognition, support/resistance levels and counter-trend liquidations. Argo has a relatively slower time horizon than Vulcan and attempts to capture longer-term price moves. The Argo portfolio includes the instruments traded in the Vulcan portfolio, as well as the following other commodities:

Grains:                    Corn, Wheat, Soybeans, Soybean Meal, Soybean Oil,
                           Oats, Rough Rice

Precious Metals:           Gold, Silver, Platinum



General: Crude Oil, Heating Oil, Unleaded Gasoline, Natural Gas, Copper, Sugar, Coffee, Cocoa, Cotton, Live Cattle, Live Hogs, Pork Bellies.

         The above list is provided only as an indication of markets traded since the Advisor removes and adds contracts to the list from time to time.

         It is intended that approximately 15% to 40% of assets under management normally committed as margin for Commodity Interest trading, but from time to time the percentage of assets committed may be substantially more or less. Argo's positions will generally be held from 20 to 30 trading days. The largest monthly draw-down experienced by Willowbridge in using Argo was 20.49% and occurred in February 1996. The greatest peak-to-valley draw-down was 39.34% and occurred in the period between August 1997 to June 1998.

         Siren Trading System

         The Siren Trading System ("Siren") commenced trading in
January 1991. Siren is a system based on the principles of market profiles and other techniques that utilize real time price information. Siren can best be characterized as a top and bottom picking system. Siren tries to determine acquisition and distribution patterns that often signal the end and reversal of a major trend bias. When it identifies such a change, it will attempt to initiate a countervailing position. Siren's time frame is generally 18 to 25 trading days. The Siren portfolio traded for the Primary Investment Program includes:

Grains:                Corn, Wheat, Soybeans, Soybean Meal, Soybean Oil, Oats,
                       Rough Rice

Precious Metals:       Gold, Silver, Platinum

General: Crude Oil, Heating Oil, Unleaded Gasoline, Natural Gas, Copper, Sugar, Coffee, Cocoa, Cotton, Live Cattle, Live Hogs, Pork Bellies.

         The above list is provided only as an indication of markets traded since the Advisor removes and adds contracts to the list from time to time.

         It is intended that approximately 15% to 40% of the assets under management pursuant to Siren will be normally committed as margin for Commodity Interest trading, but from time to time, the percentage of assets committed may be substantially more or less. The largest monthly draw- down experienced by Willowbridge in using Siren was 14.99% and occurred in February 1998. The greatest peak-to-valley draw-down was 34.70% and occurred in the period between November 1997 to July 1998.

Trading Policies

         In its trading activities, the Partnership will adhere to the following policies. The General Partner will notify limited partners of any changes in these trading policies.

         1. The Partnership will not lend or borrow money, although the Partnership may utilize lines of credit for trading forward contracts.

         2. The Partnership will not commingle its assets with those of other persons, except as permitted under the CEA and the rules and regulations promulgated thereunder.

         3. The Partnership will not trade bank forward contracts with or through any bank that, as of the end of its latest fiscal year, had an aggregate balance in its capital, surplus and related accounts of less than $100,000,000, as shown by its published financial statements for such year.

         4. The Partnership will not purchase, sell or trade securities, except securities approved by the CFTC for investment of customer funds. The Partnership may trade in futures contracts on securities and securities indices, options on such futures contracts, and other commodity options.

The Commodity Brokers

         The Partnership executes and clears trades in futures and commodity options through FIMAT USA, Inc. ("FIMAT"), E.D & F. Man International Inc. ("Man") and Refco, Inc, ("Refco"), unaffiliated brokers selected by the General Partner. The General Partner may retain additional or substitute clearing brokers in the future. FIMAT, Man and Refco are registered under the CEA as futures commission merchants and are members of the NFA in such capacities. FIMAT, Man and Refco act only as clearing brokers for the Partnership and as such are paid commissions for executing and clearing trades on behalf of the Partnership. None of FIMAT, Man nor Refco act in any supervisory capacity with respect to the General Partner or participate in the management of the General Partner or the Partnership.

         The assets of the Partnership are deposited with FIMAT, Man and Refco in trading accounts established by the Partnership for the Advisor and are used by the Partnership as margin to engage in trading. Each of the clearing brokers is a futures commission merchant registered with the CFTC. Such assets are held in either an interest-bearing bank account or in securities approved by the CFTC for investment of customer funds. The clearing brokers through clearing futures trades for its customers, including the Partnership, could expose the Partnership to credit risk. The clearing brokers attempt to mitigate this risk relating to futures contracts in regulated commodities by maintaining funds deposited by customers in separate bank accounts, which are designated as segregated customers' accounts. In addition, the clearing brokers have set aside funds deposited by customers relating to foreign futures and options in separate bank accounts, which are designated as customer secured accounts. Lastly, the clearing brokers are subject to the CFTC's Net Capital Rule, which requires the clearing brokers to maintain minimum net capital of at least 4% of the segregated customer funds as defined by the CEA and regulations promulgated thereunder.

         The clearing brokers must comply with the settlement procedures established by the clearinghouse of each exchange where the clearing broker is a clearing member. The rules of exchange vary, but at a minimum the exchange guarantees performance on every contract to each of its clearing members. Thus, once a trade between two clearing members is matched by the exchange, the rights and obligations under the futures or options contract do not run between the original buyer and seller, but between the clearing member and the seller of the contract, and between the clearing member and the buyer. The clearinghouse sets a settlement price for settling all accounts between clearing members for each contract month. Unliquidated positions on outstanding contracts are marked to market at least once a day via midday and/or morning calls to determine any additional margin requirements. In general, a clearinghouse is backed by the membership and will act in the event of non-performance by one of its members or one of the member's customers, the intent of which is to significantly reduce credit risk. If a clearing broker is not a member of an exchange clearinghouse, it will comply with the settlement procedures established with the actual carrying brokers and will operate through them. Settlement of calls on such contracts may take an extra day on U.S. exchanges or two extra days on non-U.S. exchanges. Additional margin requirements are wire-transferred by the clearing brokers to the appropriate clearinghouse. During the years ended December 31, 1997 and 1998, the Partnership had no material credit risk exposure to a counterparty that is a foreign commodities exchange.

Fees and Expenses

The General Partner

          Upon admission to the Partnership, each new subscriber for interests in the Partnership will pay 1% of his subscription amount to the General Partner as an administrative charge. Existing Limited Partners who subscribe for additional interests in the Partnership will pay to the General Partner 1% of the amount of the additional subscription as an administrative charge. The Partnership also pays the General Partner a yearly management fee in an amount equal to 1% of the net asset value of the Partnership as of the first business day of each year before deducting
(i) accrued ordinary legal, accounting and auditing fees and (ii) any incentive fees payable to the Advisor. In addition, the Partnership pays to the General Partner a flat-rate monthly brokerage commission of approximately 0.29% of the net asset value of the Partnership as of the beginning of each month (a 3.5% annual rate). The General Partner will pay from this amount all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership's trading, but other execution costs, including give-up charges (charges paid to a party for executing trades that will be cleared by a third party) and service fees assessed by certain forward dealing desks, will be paid by the Partnership. The General Partner will pay from its own funds any futures brokerage commission and fees (except for certain execution costs as noted above) incurred by the Partnership in excess of the flat monthly rate it receives from the Partnership. The flat-rate brokerage commission to the General Partner is calculated after reduction for any brokerage commissions due at the end of the immediately preceding month, any redemptions or distributions as of such immediately preceding month-end and any accrued incentive fees as of such immediately preceding month-end, and after including the interest credits for such immediately preceding month-end and any additions as of the beginning of the month for which the flat-rate brokerage commission is being calculated. Lastly, in the event the flat-rate monthly brokerage commission payable by the Partnership to the General Partner at any time exceeds the actual brokerage commissions and related fees to which such flat-rate brokerage commission is applied, the General Partner will pay a portion of such excess to Limited Partners who became Limited Partners prior to September 1995, the date as of which the Partnership ceased to be a proprietary pool under CFTC Rules, which portion paid to any such Limited Partner shall not exceed such Limited Partner's pro rata share of the actual brokerage commissions and related fees paid by the Partnership. The General Partner may also pay a portion of such excess to properly registered selling agents as compensation for their ongoing services to the Partnership, which portion paid to any one selling agent is not expected to exceed 1% per annum of the net asset value of the limited partnership interests sold by such selling agent.

The Advisor

         The Partnership pays to the Advisor a quarterly management fee of .25% (1% per year) of the Partnership's month-end Net Assets (as defined below) for each month during such quarter. The Partnership also compensates the Advisor by paying to it a quarterly incentive fee of 25% of New Profits (as defined below), if any. If any incentive fee is paid to the Advisor, the Advisor will retain the amount paid regardless of any subsequent decline in account value, but will not be eligible to receive subsequent incentive fee payments until the Advisor has recouped its losses and earned New Profits.

         The Partnership's "Net Assets" shall mean the total assets of the Partnership including all cash and cash equivalents (valued at cost), accrued interest and the market value of all open commodity positions and other assets maintained by the Partnership, less the market value of all liabilities and reserves of the Partnership, including accrued management and incentive fees, determined in accordance with the principles specified in Paragraph 6 of the Partnership Agreement and, where no principle is specified, in accordance with generally accepted accounting principles. The market value of a commodity futures contract or option on a commodity futures contract shall mean the most recent available closing quotation on the exchange through which the particular commodity futures contract or option on a commodity futures contract is traded by the Partnership; the market value of a forward contract is determined by the dealer with which the Partnership has traded the contract. If, however, a contract cannot be liquidated on the day with respect to which the cumulative profits or losses on the account are being determined, because of the operation of daily limits or other rules of the commodity exchange upon which that contract is traded or otherwise, the settlement price on the first subsequent day on which the contract can be liquidated is the basis for determining the liquidating value of such contract for such day. "New Profits" for the purpose of calculating the Advisor's incentive fee only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive fees paid or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive fee was paid or payable (after deduction of such incentive fee). In computing New Profits, the difference between (A) and
(B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive fee calculation is made, and (iii) increased by the amount of any losses attributable to redemptions.

Commodity Brokers

         The General Partner currently pays commission rates of approximately $9 for each initial purchase (or sale) and offsetting sale (or purchase) of a commodity futures contract with respect to the Partnership's trading (including NFA assessments and exchange fees), which rates in the future may be higher or lower. The General Partner believes that this brokerage rate is generally competitive with those charged by other commodity brokers; however, other commodity brokerage firms might offer lower rates to an account similar to that of the Partnership.

Selling Agent

         An investor in the Partnership who subscribes through a selling agent may be charged a sales commission determined by the selling agent. In no event, however, will such sales commission exceed 4% of the subscription amount. The sales commission is paid directly to the Partnership and is remitted to the selling agent on behalf of the investor in the Partnership. Selling agents may also receive a portion of the commodity brokerage commission from the Partnership's commodity brokers.

Dealers

         Dealers will not charge the Partnership commissions, but are compensated from the bid/offer spread that is quoted in dealing with the Partnership. A customary mark-up is included in the price of the forward or spot contract or the premium in the case of an option contract.

Others

         The General Partner will pay expenses of the continuing offering of Limited Partnership Units (consisting primarily of printing fees), estimated to be approximately $10,000 per year. The ordinary operating expenses actually incurred by the Partnership, including periodic legal, accounting and auditing fees, and other administrative expenses and fees, which are estimated to be approximately $150,000 per year (excluding any extraordinary expenses), will be borne by the Partnership.

Break-Even Analysis

         As discussed above, the Partnership is obligated to pay trading and operational expenses and pay incentive fees, if any, which could materially affect the net results of an investment in the Partnership by reducing net profits or increasing net losses. The following table shows that the Partnership would have to make a 2.1% (6.1% if maximum 4% selling commission is charged) return on its investments ($525 ($1,525 if maximum 4% selling commission is charged) of trading income per $25,000 investment in the Partnership) in the first year in order for a limited partner to break even under the assumptions set forth in the accompanying notes. See "Charges to the Partnership" for a description of the fees and expenses charged to the Partnership. THE BREAK- EVEN ANALYSIS BELOW DOES NOT CONSTITUTE A REPRESENTATION BY THE PARTNERSHIP OR THE GENERAL PARTNER AS TO THE ACTUAL OPERATING EXPENSES OF THE PARTNERSHIP. FURTHERMORE, THERE CAN BE NO ASSURANCE THAT THE EXPENSES TO BE INCURRED BY THE PARTNERSHIP WILL NOT EXCEED THE AMOUNTS AS PROJECTED OR THAT THERE WILL BE NO OTHER EXPENSES.



                                   Break-Even Analysis

===============================================================================

Subscription Amount (1)                                              $25,000
Administrative Charge (2)                                                250
General Partner's Management Fee (3)                                     250
Partnership's Ordinary Operating Expenses (4)                            105
Trading Advisor's Management Fee (5)                                     250
Trading Advisor's Incentive Fee on Trading Profits (6)                     0
Brokerage Commissions (7)                                                875
Less Interest Income (8)                                              (1,205)

Amount of Trading Income Required per Minimum
         Subscription Amount for the Partnership's net
         asset value at the end of one year to equal the
         Minimum Subscription Amount                                    $525

Percentage of Minimum Subscription Amount                                2.1%

Amount   of Trading Income Required per Minimum Subscription
         Amount for the Partnership's net asset value at the
         end of one year to equal the Minimum Subscription
         Amount if 4% maximum selling commission is charged (9)       $1,525

Percentage of Minimum Subscription Amount
including 4% maximum selling commission (9)                              6.1%
===============================================================================

NOTES:
(1) The minimum purchase is ordinarily $25,000 of interests ($10,000 for benefit plan investors).
(2) Investors pay a one-time administrative fee of 1% of their capital contributions.
(3) Investors pay the General Partner an annual management fee of 1% of net assets.

(4) The Partnership's actual accounting, auditing, legal and other operating expenses will be borne by the Partnership. These expenses are expected to amount to approximately .42% of the Partnership's net asset value.
(5) Investors pay the Advisor a quarterly management fee of .25% of month-end net assets (1% per year).
(6) The Advisor will receive a quarterly incentive fee of 25% of New Profits (as defined on page 13). There will be no incentive fee at the break-even level, inasmuch as $525 in trading income, plus $1,205 in interest income, minus all of the fees and expenses shown above (totaling $1,730) results in $0 in New Profits.
(7)   Brokerage commissions are calculated at 3.5% of net asset value.
(8) The Partnership will earn interest on margin deposits with its clearing brokers. Based on current interest rates, interest income is estimated at 4.82% of net assets.
(9) Investors who subscribe through a selling agent may be charged a sales commission of up to 4% of the subscription amount, payable to the selling agent. The amount of the sales commission shall be determined between the investor and the selling agent.

Trading For Own Account

      The General Partner, its principal and their affiliates currently do not, but may in the future, trade Commodity Interests for their own accounts. Limited Partners will not be permitted to inspect the records of such trades. The Advisor, its principals and their affiliates also may trade Commodity Interests for their own accounts. The records and the results of the proprietary trading by the Advisor and its principals will not be made available for inspection by the Limited Partners because of their confidential nature.

     The Partnership has no employees and the General Partner has two employees. Fund Administration and management information systems are provided by Derivatives Portfolio Management LLC.
Conflicts of Interest

Relationship of the General Partner to Commodity Brokers

      Although the General Partner is not affiliated with a commodity broker, the General Partner may have a conflict of interest in selecting brokers because of continuing business dealings with certain brokers. For example, affiliates of certain brokers may serve as selling agents for the Partnership. The General Partner and its principal or their affiliates may have commodity accounts at the same brokerage firms as the Partnership, and, because of the amount traded through the brokerage firms, may pay lower commissions than the Partnership. The General Partner intends to review brokerage arrangements on a periodic basis to assure that the Partnership secures favorable execution of brokerage transactions and to assure that the commissions paid are reasonable in relation to the value of the brokerage and other services provided.

General Partner's Selection of Trading Advisors and Investment Programs

      Under the terms of the Partnership Agreement, the General Partner has the authority to engage independent commodity trading advisors or affiliated commodity trading advisors to make trading decisions for the Partnership. The Advisor has retained the General Partner as an independent consultant to assist the Advisor in developing new business. The prospect of possibly losing the ability to earn compensation as a consultant to the Advisor could serve as a disincentive to the General Partner engaging a different trading advisor. Should the General Partner select trading programs which it, its principal or their affiliates operate, the General Partner may have a conflict of interest between choosing the trading programs that the General Partner believes will be most advantageous to the Partnership and seeing that it or its affiliates' trading programs are used on behalf of the Partnership and earning fees therefrom. The General Partner also may be less likely to terminate the use of one of its or its affiliates' trading programs. The General Partner will act as introducing broker for the Partnership and receive a portion of the brokerage commissions generated by the Partnership's trading activities. The General Partner may have a conflict of interest between choosing the investment programs that the General Partner believes will be most advantageous to the Partnership and seeing that the investment programs which generate the most trading activity are used on behalf of the Partnership and earning fees therefrom.

Management of Other Accounts by the Advisor and the General Partner

      The Advisor and its affiliates currently manage other accounts and act as general partner for other limited partnerships that trade Commodity Interests, and the Advisor, the General Partner and their respective affiliates may act in the future as manager of additional accounts and as general partner for other such limited partnerships. Such accounts and partnerships may hold positions either similar or opposite to the positions taken by the Partnership, and the compensation received by the Advisor or the General Partner from such other accounts and partnerships may differ from the compensation they receive from the Partnership. As the Advisor manages additional accounts, these accounts will increase the level of competition for the same trades made for the Partnership.

Trading by Affiliates of the General Partner for Their Own Accounts

      The principal of the General Partner and his family and affiliates also may trade for their own accounts. Results of such trading will not be made available to Limited Partners because of the confidential nature of such records. In addition, the General Partner, its principal or their affiliates may serve as the general partner or sponsor for other investment vehicles engaged in the trading of instruments and contracts similar to those traded by the Partnership. Such vehicles may hold positions either similar or opposite to the positions taken by the Partnership, and the compensation received by the General Partner, its principal or their affiliates from such other vehicles may differ from the compensation received from the Partnership.

Trading by the Advisor and Affiliates of the Advisor for Their Own Accounts

      The Advisor and its principals have traded, and may continue to trade, Commodity Interests for their own accounts. As a result, it is possible that orders for their accounts may be entered in advance of or opposite to orders for client accounts pursuant to, for instance, a neutral order allocation system, a different trading strategy or a different risk level of trading. Also, the spouse of one of the Advisor's principals is a floor broker who, in the ordinary course of business, may receive brokerage commissions in respect of trades effected pursuant to the Advisor's trading on behalf of clients. Any such commissions will be at competitive rates. However, any such proprietary trading is subject to the duty of the Advisor to exercise good faith and fairness in all matters affecting client accounts. The records and the results of the proprietary trading by the Advisor and its principals will not be made available for inspection by the Limited Partners because of their confidential nature. During the normal course of trading, orders for the client's account may be executed in competition with the orders for proprietary and other client accounts managed by the Advisor. Depending on market liquidity and other factors, this conflict could result in client orders being executed at prices that are less favorable than would otherwise be the case. In addition, the Advisor may combine various strategies to trade proprietary and client accounts. As a result, trading decisions generated by different trading strategies and investment programs may vary among accounts, resulting in different positions.

Trading by Affiliates of Clearing Brokers for Their Own Accounts

      It is possible that certain officers, directors and employees of the Partnership's clearing brokers and their families may from time to time trade commodity futures contracts and other Commodity Interests for their own accounts, including some of which may be managed by the Advisor. In the event such individuals do trade for their own accounts, investors will not be permitted to inspect such trading records. It is possible that such persons may take positions either similar or opposite to positions taken by the Partnership and that the Partnership and such persons may from time to time be competing for either similar or opposite positions in the commodity futures markets. In certain instances, the clearing brokers may have orders for trades from the Partnership and orders from its own employees. The clearing brokers might be deemed to have a conflict of interest between the sequence in which such orders will be transmitted to the trading floor. Depending on market liquidity and other factors, these conflicts could result in the Partnership's orders being executed at prices that are less favorable than would otherwise be the case.

Relationship of the Advisor to Futures Commission Merchants

      The Advisor appears on the approved list of commodity trading advisors for many futures commission merchants. Appearance on an approved list means that futures commission merchants' representatives may recommend the Advisor as a trading advisor to its clients. Inclusion on such an approved list may create a conflict of interest for a trading advisor between its duty to trade clients' accounts in the best interest of clients and its financial interest in maintaining a position on a futures commission merchant's approved list, which could be contingent upon generation of adequate commission income from those accounts managed by the advisor. The Advisor's policy, however, is to trade all comparable accounts in the same manner regardless of the method by which the account was obtained.

Limitation of Liability and Indemnification of the General Partner

      The Partnership Agreement contains various exculpatory provisions, which provide that the General Partner, its officers, directors, stockholders, employees, agents and affiliates and each person who controls any of the same will not be liable, responsible or accountable in damages or otherwise to the Partnership or any of its partners, their successors or permitted assigns, except by reason of acts or omissions (1) in violation of federal or state securities laws, (2) due to intentional or criminal wrongdoing or gross negligence or willful misconduct, (3) constituting a breach of fiduciary duty or (4) not in good faith in the reasonable belief that they were in, or not opposed to, the best interests of the Partnership. Any claim, action or proceeding by any Limited Partner can be brought only against the General Partner and its assets, and not against any manager, member, officer, employee, agent or affiliate of the General Partner, or any person who controls any of the same. In addition, the Partnership has agreed to indemnify, defend and hold harmless the General Partner, and its officers, directors, stockholders, employees, agents and affiliates, and each person who controls any of the same, from and against any loss, liability, damage, cost or expense (including legal fees and expenses actually and reasonably incurred in defense of any demands, claims or lawsuits) actually and reasonably incurred arising from actions or omissions concerning the business or activities undertaken by or on behalf of the Partnership from any source including, without limitation, any demands, claims or lawsuits initiated by a Limited Partner, if the acts, omissions or alleged acts or omissions upon which such actual or threatened action, proceeding or claim is based were for a purpose reasonably believed to be in, or not opposed to, the best interests of the Partnership and were not (1) in violation of federal or state securities laws, (2) performed or omitted as a result of intentional or criminal wrongdoing or gross negligence or willful misconduct or (3) in violation of the General Partner's fiduciary obligations to the Partnership. The foregoing rights to indemnification and payment of legal fees and expenses will not be affected in the event of the termination of the Partnership or the withdrawal, dissolution or insolvency of the General Partner. These exculpation and indemnification provisions may not be enforceable with respect to certain statutory liabilities, such as liabilities resulting from violations of federal securities laws.

      The responsibility of a general partner to Limited Partners is a rapidly developing and changing area of the law, and Limited Partners who have questions concerning the responsibilities of the General Partner should consult their counsel. Limited Partners should be aware, however, of the broad authority given to the General Partner under the Partnership Agreement, including the authority of the General Partner to enter into trading advisory agreements under the Partnership Agreement, the absence of judicial decisions providing standards defining excessive trading and the exculpatory provisions in the Partnership Agreement.

Risk Factors

Commodity Markets are Speculative and Risky

      The markets in which the Partnership trades are speculative and involve a high degree of risk. It is possible that an investor in the Partnership could lose its entire investment. Each trading strategy within an investment program employed by the Advisor involves a significant risk of incurring large losses. The use of several different trading strategies may not significantly reduce such risk due to, among other things, certain similarities which may exist in the trading strategies. The volatility of the commodities market could cause the Partnership and the Limited Partners to incur substantial losses, potentially impairing the Partnership's equity base and ability to achieve its long-term profit objectives even if favorable market conditions subsequently develop.

Commodity Interest Prices are Volatile

      Commodity Interest prices are highly volatile. Price movements of Commodity Interest contracts are influenced by, among other things, changing supply and demand relationships, governmental, agricultural and trade programs and policies, and national and international political and economic events. Changing crop prospects occasioned by unexpected weather or damage by insects and plant diseases make it difficult to forecast future supplies of agricultural commodities. Similarly, demand is also difficult to forecast due to such factors as variable world production patterns, expected purchases by or disruptions of trade with foreign countries and continued changes in domestic needs. Financial instrument futures prices are influenced primarily by changes in interest rates. Foreign currency futures prices are influenced by, among other things, changes in balances of payments and trade, domestic and international rates of inflation, international trade restrictions and currency devaluations and revaluations. The Partnership has no control over these factors. The volatility of Commodity Interest prices may result in unprofitable trading by the Partnership and, therefore, losses to the Limited Partners.

Commodity Interest Trading Is Highly Leveraged

      The low margin deposits normally required in Commodity Interest trading result in an extremely high degree of leverage. A relatively small price movement in a Commodity Interest contract in an unfavorable direction could result in immediate and substantial losses to the investor. Like other leveraged investments, any purchase or sale of a Commodity Interest contract may result in losses in excess of the amount invested in that contract. The Partnership may lose more than its initial margin deposit on a trade resulting in losses to the Partnership and the Limited Partners.

Commodity Interest Trading May Be Illiquid

      The Partnership's investment strategies require liquid, properly functioning markets. In extraordinary circumstances, the liquidity of some trading instruments may be impaired and pricing mechanisms may not function properly. The Partnership might be exposed to substantial losses should it find it necessary to liquidate positions under such conditions. Each exchange on which futures are traded typically has a right to suspend or limit trading in the contracts which it uses. Such a suspension or limitation could render it impossible for the Partnership to liquidate its positions, thereby exposing it to losses, or to acquire positions indicated by a trading strategy, thereby eliminating profit opportunities or making it impossible to protect against further losses, which could result in losses to the Partnership and the Limited Partners. In addition, there is no guarantee that exchange and other secondary markets will always remain liquid enough for existing positions to be closed out. Commodity exchanges limit fluctuations in certain commodity futures contract prices, including those for financial futures contracts, during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." Under such daily limits, during a single trading day, no trades can be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can be neither taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices occasionally have reached the daily limit for several consecutive days with little or no trading. Similarly, with respect to options on commodity futures, there may be no liquid offset market on an exchange for a particular option due to, among other reasons, insufficient trading interest, exchange imposed restrictions, trading halts or a lack of liquidity in the underlying futures contract. Such market conditions could cause the Partnership to be unable to liquidate its positions in the futures market, which could subject the Partnership to substantial losses and result in losses to the Limited Partners.

Counterparty Risk

      If one of the Partnership's commodity brokers becomes bankrupt or insolvent, or otherwise defaults on its obligations to the Partnership, the Partnership may not receive all amounts owing to it in respect of its trading, despite the clearinghouse fully discharging all of its obligations. Furthermore, in the event of the bankruptcy of any such commodity broker, the Partnership could be limited to recovering only a pro rata share of all available funds segregated on behalf of such commodity broker's combined customer accounts, even though certain property specifically traceable to the Partnership (for example, Treasury bills deposited by the Partnership with the commodity broker as margin) was held by such commodity broker. In addition, many of the instruments in which the Partnership may trade are traded in markets in which performance is the responsibility only of the individual counterparty and not of an exchange or clearinghouse. In these cases, the Partnership is subject to the risk of the inability of, or refusal by, the counterparty to perform with respect to such contracts. The failure of the Partnership to recover its assets from a bankrupt, insolvent or otherwise defaulting commodity broker or individual counterparty could subject the Partnership to substantial losses resulting in losses to the Limited Partners. There also exists the possibility that institutions, including banks and brokerage firms, with which the Partnership does business will encounter financial difficulties, which may impair the operational capabilities or the capital position of the Partnership.

Operating History of the Partnership

      The Partnership commenced trading in April 1991. While the Partnership has realized a net gain through March 1999, no assurance can be made as to the future performance of the Partnership. In addition, the Partnership's profitability has varied significantly from period to period. The results for any one period are not necessarily indicative of results for any other period.

Options Trading

      The Partnership may engage in the trading of options (both puts and calls) on commodity futures contracts on exchanges where such trading has been authorized by the CFTC. The value of an option depends largely upon the likelihood of favorable price movements in the underlying futures contract in relation to the exercise (or strike) price during the life of the option. Therefore, many of the risks applicable to trading the underlying futures contract are also applicable to options trading. However, there are a number of other risks associated solely with the trading of options. For example, the purchaser of an option runs the risk of loss of his entire investment (i.e., the premium paid). Similarly, the "uncovered writer" of an option is subject to the risk of loss due to an adverse price movement in the underlying futures position. Spread positions using options are subject to the same risks involved in the purchase and writing of options. In addition, in the event the Partnership were to write uncovered options (i.e., where the writer does not own the underlying futures position) as one part of a spread position and such options were exercised by the purchasing party, the Partnership would be required to purchase or deliver the underlying futures contract in accordance with the terms of the option. Finally, an options trader runs the risk of market illiquidity for offsetting positions for any particular option. As a result of these risks, the Partnership might experience losses on option trades, resulting in losses to the Limited Partners. See " -- Commodity Interest Trading May Be Illiquid."

"Zero-Sum" Trading; The Partnership Does Not Acquire any Asset with Intrinsic Value

      Futures trading is a "zero-sum" risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most "alternative investments," an investment in the Partnership does not acquire any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prosper while the Partnership trades unprofitably.

Partnership's Market Positions May Lack Diversity

      The Partnership's assets are diversified among three distinct strategies. Nonetheless, in many cases the markets traded by the individual trading strategies overlap and the positions held by the Partnership at any particular point in time may result in different concentrations in any group of markets, which may reduce the diversity of the Partnership's investments. As a result, the Partnership may hold relatively concentrated positions from time to time as well as over sustained periods of time. This lack of diversification could result in greater losses to the Partnership and the Limited Partners than otherwise might be anticipated as the Partnership's portfolio may be more susceptible to any single economic, political or regulatory occurrence and more volatile than a more diversified portfolio.

Trading of Forward Contracts

      Forward contracts for the trading of certain commodities, such as currencies and metals, may be entered into on behalf of the Partnership with United States and foreign banks and dealers. A forward contract is a contractual right to purchase or sell a commodity at or before a specified date in the future at a specified price and, therefore, is similar to a futures contract. There are no limitations on daily price moves in forward contracts, and banks and dealers are not required to continue to make markets in such contracts. There have been periods during which certain banks and dealers have refused to quote prices for such forward contracts or have quoted prices with an unusually wide spread between the price at which the bank or dealer is prepared to buy and that at which it is prepared to sell. Governmental imposition of credit controls might limit currency forward contract trading. Neither the CFTC nor banking authorities regulate forward contract trading through United States banks and dealers, and foreign banks and dealers are not regulated by of loss of his entire investment (i.e., the any United States governmental agency. With respect to its trading of forward contracts, the Partnership may be subject to the risk of bank or dealer failure and the inability of, or refusal by, a bank or dealer to perform with respect to such contracts. Any such default would deprive the Partnership of any profit potential or force the Partnership to cover its commitments for resale, if any, at the then market price and could result in losses to the Partnership and the Limited Partners. In addition, regulators, legislators and the courts have focused considerable attention recently on foreign currency trading in the interbank markets. In the event that the Partnership were to become unable to trade certain currency contracts, the prospect of the Partnership achieving its investment objectives could be materially adversely affected.

Charges to Partnership

      The Partnership will be required to pay a fixed annual management fee and a fixed monthly brokerage commission to the General Partner, and a fixed quarterly management fee and, under certain circumstances, a quarterly incentive fee to the Advisor. The Partnership also is obligated to pay certain execution costs, as well as all legal, accounting, auditing and other administrative expenses and fees, regardless of whether the Partnership realizes any profits. The Partnership, therefore, will be required to make trading profits in the amount of such charges and fees, less interest earned, to avoid depletion or exhaustion of its assets and to generate any profits for the Partnership and the Limited Partners. There can be no assurance that the Partnership will achieve any profits. See
" --Fees and Expenses."

Possible Effects of Speculative Position Limits

      The CFTC and the commodity exchanges have established limits referred to as "speculative position limits" or "position limits" on the maximum net long or net short commodity position that any person or group of persons may own, hold or control in particular commodity contracts. The CFTC has jurisdiction to establish, or cause exchanges to establish, position limits with respect to all items traded on exchanges located in the United States and any exchange may impose additional limits on positions on that exchange. Such limits will be applicable in respect of trading of futures and options and could affect the ability of the Advisor to acquire certain positions that its respective programs would otherwise indicate as desirable for the Partnership. Were the Advisor to violate applicable position limits, mandatory liquidation of the Partnership's positions would result and the Advisor could be subject to regulatory action restricting or prohibiting the Advisor from providing further trading advisory services to the Partnership, which could have a material adverse effect on the Partnership and result in losses to the Limited Partners. The General Partner monitors the Partnership's compliance with position limits. The positions held by the Advisor will be aggregated under the CEA and applicable exchange regulations for purposes of determining compliance with speculative position limits.

Unequal Allocation of the Partnership's Assets Among the Trading
Strategies and Investment Programs

      The General Partner allocates the Partnership's assets to investment programs that use unequal allocations among trading strategies. Reallocation of the Partnership's assets or selection of new investment programs or trading strategies may be made from time to time at the discretion of the General Partner. There can be no assurance that the current allocations will prove as successful as others that might have been made. Any given investment program or trading strategy may experience a high monthly rate of return but, as a result of particular allocations, may represent only a small percentage of the Partnership's net assets. In such case, the benefit to the Partnership as a whole from that investment program's or trading strategy's performance will be reduced because of the limited amount of equity available to that investment program or trading strategy. An investment program or trading strategy may incur losses in excess of the assets in that investment program's or trading strategy's sub-account. If this occurs, the funds may have to be reallocated among the investment programs or trading strategies, removing assets from the sub-accounts of more successful investment programs or trading strategies to pay losses incurred by the unsuccessful investment program or trading strategy. Any such reallocation will reduce the assets under profitable management, to the detriment of the account, and could disrupt the trading of those investment programs or trading strategies that had achieved profits for the account and increase the possibility that the Partnership and the Limited Partners will experience losses.

      Furthermore, there can be no assurance that the strategy of allocating the Partnership's assets among different trading strategies will not result in substantial opportunity costs to the Partnership, as assets may be allocated away from trading strategies which may be about to recover from a losing period to trading strategies which have been profitable but may be about to enter into a decline. The entry and exit from trading strategies can result in significant losses and missed profit opportunities for the Partnership and the Limited Partners which otherwise would have been avoided.

Trading on Exchanges Outside the United States

      The Partnership may engage in trading on commodity exchanges outside the United States. Trading on foreign exchanges is not regulated by the CFTC and may be subject to regulations which offer different or diminished protection in comparison to domestic exchanges and may involve certain risks not applicable to trading on United States exchanges. For instance, some foreign exchanges are "principals' markets" in which performance is not guaranteed by a clearing house or an exchange but is the responsibility only of the individual member with whom the trader has entered into a contract. In such a case, the Partnership will be subject to the risk of the inability of, or the refusal by, the counterparty to perform with respect to such contracts. Further, United States regulatory authorities may be unable to compel the enforcement of the rules of regulatory authorities or markets in non-United States jurisdictions where transactions for the Partnership may be effected. Moreover, trading on foreign markets will subject the Partnership's assets to risk of fluctuations in relevant foreign exchange rates and the possibility of exchange controls. Some foreign futures exchanges require margin for open positions to be converted to the home currency of the contract. Additionally, some brokerage firms have imposed this requirement for all foreign futures markets traded, whether or not it is required by a particular exchange. Whenever margin is held in a foreign currency, the Partnership is exposed to potential gains and losses if exchange rates fluctuate. The effect of currency fluctuations on performance records might be significant. Because these risks are not normally experienced on domestic exchanges, trading on foreign exchanges may result in greater losses to the Partnership and the Limited Partners than may be experienced if the Partnership traded only on domestic exchanges.

Reliance on the General Partner

      Limited partners will be relying entirely on the ability of the General Partner to select and monitor the trading strategies and investment programs for the Partnership and to allocate and reallocate the assets among trading strategies and investment programs. The selection by the General Partner of the current trading strategies and investment programs involved numerous considerations. The General Partner evaluated the performance records and other aspects of other trading strategies and investment programs (including the volatility of trading, commodities traded, amount of management and incentive fees normally received, personnel, amount of brokerage commissions generated, and amount of funds under management) and made certain subjective judgments in selecting the current trading strategies and investment programs on behalf of the Partnership. Although the General Partner has carefully weighed the noted factors in making its current selection, other factors not considered by the General Partner also may be important. In the future, the General Partner may choose to stop using one or more of the current trading strategies and investment programs, to change the allocation of the Partnership's assets among such trading strategies and investment programs, or to select additional trading strategies and investment programs for the Partnership, and similar factors will have to be considered by the General Partner at that time. There can be no assurance that the General Partner's decisions relating to the trading strategies and investment programs for the Partnership will not result in losses to the Partnership and the Limited Partners.

Reliance on the Advisor

      The Partnership relies on a single advisor in making trading decisions. There can be no assurance that the Advisor's trading decisions will not result in losses to the Partnership and the Limited Partners. In addition, an investment in the Partnership may be riskier than other investments because there is a single advisor.

New Trading Strategies and Investment Programs

      In the future, the General Partner may designate additional or replacement trading strategies and investment programs to manage the assets of the Partnership. Upon selecting a new trading strategy or investment program, the General Partner may reallocate the Partnership's assets among the then current trading strategies and investment programs and the new trading strategy or investment program in such amounts as the General Partner may determine in its sole discretion. Any additional or replacement trading strategy or investment program may be selected without prior notice to or approval of the Limited Partners who will not have the opportunity to review the performance records of the newly designated trading strategy or investment program. However, the Limited Partners will be informed of the selection of a new trading strategy or investment program after such trading strategy or investment program has been chosen. No assurance can be given that such trading strategy or investment program will be successful under all or any market conditions or that such trading strategy or investment program will not result in diminished profits or greater losses to the Partnership and the Limited Partners.

Multiple Trading Strategies

      Each trading strategy within an investment program employed by the Advisor makes trading decisions independently of the other. Thus, there is the possibility that the Partnership could hold opposite positions in the same or similar Commodity Interest contracts at the same time or during the same period of time. There is also the possibility that each trading strategy may, from time to time, enter identical orders and thus compete for the same trades. Such competition could prevent orders from the Partnership from being executed at desired prices. There can be no assurance that the use of several different trading strategies will not effectively result in losses by certain of the trading strategies at virtually all times, offsetting any profits achieved by others. The Partnership's diversification of trading strategies, which is intended to reduce "down-side" risk while maintaining the ability to capitalize on profitable trends, may, in fact, have the opposite result, minimizing the Partnership's ability to exploit trending markets while failing to reduce exposure to significant losses, resulting in losses to the Partnership and the Limited Partners.

Experience of the General Partner; Reliance on Key Individuals

      The General Partner has operated only this commodity pool; however, the investment programs and trading strategies that are utilized by the Advisor to direct trading for the Partnership have been utilized to direct futures trading for other investors over varying periods of time. The success of the Partnership is dependent on the trading programs and strategies of the Advisor, which are executed by Mr. Philip Yang and Mr. Michael Gan. Mr. Yang is the sole shareholder of the Advisor; however, neither Mr. Yang or Mr. Gan has an employment agreement with the Advisor. If any of these individuals were to become unavailable, there may be no adequate replacement who could carry out their respective functions.

Past Results Are No Assurance of Future Performance

      The General Partner and the Advisor each caution prospective investors to take seriously the warning required by both the CFTC and the
NFA: PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS. The General Partner and the Advisor each believe that such past performance may be of interest, but encourage investors to look at such information more as a statement of the Partnership's objectives than as any indication that such objectives will, in fact, be achieved. In fact, a significant amount of academic attention has focused on the fact that public futures funds more frequently than not underperform the past performance records included in the funds's prospectuses.

Termination of the Arrangements with the Advisor, the Advisor's Licensor and Commodity Brokers

      Upon the termination of the Advisory Agreement with the Advisor, the Advisor's licensing agreement or of any arrangements with the Partnership's commodity brokers, the General Partner must renegotiate or make such other arrangements for trading advisors, trading systems or brokerage services, as the case may be. No assurance is given that the services of the Advisor or the services of the commodity brokers will be available after the termination of any such agreements. The Advisor uses each of its five technical trading systems pursuant to an exclusive licensing agreement with Caxton Corporation. The licensing agreement for these systems will continue until December 31, 2001, and shall be renewed for successive one year terms unless either the Advisor or Caxton has given 90 days' notice to the other prior to such date of its intention not to renew. The licensing agreement may also be terminated in the case of an uncured material breach or in other extraordinary situations. There is no assurance that any of the five technical trading systems will be available, on an exclusive basis or otherwise, after termination of the licensing agreement, although the Advisor's discretionary trading approaches would remain available. In case of the termination of the Advisor's licensing agreement or of any agreements with the Advisor or the Partnership's commodity brokers, there is a possibility that the Partnership's assets would not be able to be traded as effectively, thereby increasing the possibility of losses being incurred by Partnership and the Limited Partners.

Limited Ability To Liquidate or Withdraw Investment in Limited
Partnership Units

      There currently is no established public trading market for the Limited Partnership Units and the Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. As of the last day of any month, a Limited Partner may redeem all of its Limited Partnership Units on 10 days' prior written notice to the General Partner for an amount equal to the balance of such Limited Partner's book capital account as of the last day of any month, which amount could be less than a Limited Partner's initial investment. This limited ability to redeem Limited Partnership Units on a monthly rather than daily basis could prevent investors from withdrawing capital committed to the Partnership on a timely basis in order to take advantage of other, more favorable, investment opportunities.

Limited Partners Will Not Participate in Management

      Limited Partners are not entitled to participate in the management of the Partnership or in the conduct of its business. Any such participation could subject a Limited Partner to unlimited liability as a general partner.

Possibility of Taxation as a Corporation

      The General Partner has been advised that under current federal income tax laws and regulations the Partnership will be classified as a partnership and not as an association taxable as a corporation, and that under current federal income tax laws the Partnership will not be taxed as a corporation under the provisions applicable to a so-called "publicly traded partnership." This status has not been confirmed by a ruling from, and such opinion is not binding upon, the Internal Revenue Service. No such ruling has been or will be requested. If the Partnership were taxed as a corporation for federal income tax purposes, income or loss of the Partnership would not be passed through to the limited partners, and the Partnership would be subject to tax on its income at the rates of tax applicable to corporations without any deductions for distributions to the Limited Partners. In addition, all or a portion of distributions made to Limited Partners could be taxable to the limited partners as dividends.

Automatic Termination

      The limited partnership interests are designed for investors who desire longer term investments. The Partnership will terminate on December 31, 2006, regardless of its financial condition at such time and will terminate automatically if there is a decline of greater than 50% in the Net Assets of the Partnership as of the end of any month from the Net Assets of the Partnership as of the beginning of the previous fiscal year of the Partnership. However, no assurance can be given to an investor as to the amount, if any, it will receive on such termination because the impossibility of executing trades under favorable conditions, as well as the expenses of liquidation, may completely deplete the Partnership's assets.

Absence of Certain Statutory Registrations

      Neither the General Partner nor the Partnership has registered as a securities investment company, or "mutual fund," which is subject to extensive regulation by the Securities and Exchange Commission under the Investment Company Act of 1940, as amended. The Partnership is, however, a "commodity pool" subject to regulation as such by the CFTC under the CEA. The General Partner and the Advisor each are registered with the CFTC as a CPO and a CTA and both are members of the NFA. In addition, the General Partner is registered as an introducing broker with the CFTC.

Exchanges of Futures for Physicals

      The Partnership may engage in exchanges of futures for physicals. An exchange of futures for physicals is a transaction permitted under the rules of many futures exchanges in which two parties holding futures positions may close out their positions without making an open, competitive trade on the exchange. Generally, the holder of a short futures position buys the physical commodity, while the holder of a long futures position sells the physical commodity. The prices at which such transactions are executed are negotiated between the parties. If the Partnership were prevented from such trading as a result of regulatory changes, the performance of the Partnership could be adversely affected, resulting in losses to Partnership and the Limited Partners.

ITEM 2.           Properties.

         The Partnership does not own or lease any physical properties. The Partnership's office is located within the office of the General Partner, at 4 Benedek Road, Princeton, New Jersey 08540.

ITEM 3.           Legal Proceedings.

         There are no pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

ITEM 4.           Submission of Matters to Vote of Security Holders.

         Not applicable.

                                         PART II

ITEM 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

         There currently is no established public trading market for the Limited Partnership Units. As of December 31, 1998, approximately 5,536 Partnership Units were held by 218 Limited Partners and the General Partner.

          All of the Limited Partnership Units are "restricted securities" within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units.

         Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future.

         From January 1, 1998 through December 31, 1998, a total of 6,739.602092 Partnership Units were sold for the aggregate net subscription amount of $22,166,052. Details of the sale of these Partnership Units are as follows:

Date of Sale                              Price of Units
------------                              --------------
1/1/98                                    $791,411.00
2/1/98                                    $205,207.40
3/1/98                                    $1,342.062.80
4/1/98                                    $103,165.12
5/1/98                                    $681,093.34
6/1/98                                    $72,673.92
7/1/98                                    $839,988.68
8/1/98                                    $32,090.05
9/1/98                                    $552,957.26
10/1/98                                   $300,277.46
11/1/98                                   $609,214.43
12/1/98                                   $262,138.05


         Investors in the Partnership who subscribed through a selling agent may have been charged a sales commission at a rate negotiated between such selling agent and the investor, which sales commission in no event exceeded 4% of the subscription amount.

         All of the sales of Partnership Units were exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Item 2.  Financial Information

Selected Financial Data

         Set forth below is certain selected historical financial data for the Partnership as of and for the five years ended December 31, 1998. The selected historical financial data as of and for the three years ended December 31, 1998, derived from the financial statements of the Partnership, which were audited by Deloitte & Touche LLP. The selected historical financial data as of and for the years ended December 31, 1995 and 1994 were derived from the financial statements of the Partnership, which were audited by Coopers & Lybrand LLP.


                                               (in thousands, except amounts per Unit)


                                                                     Year Ended December 31,
                                                  -----------------------------------------------------------

                                                    1998          1997         1996        1995         1994
                                                    ----          ----         ----        ----         ----
Operations Data:
Realized Gains (Losses) on Closed                 $5,614         $(191)     $ 1,842     $   768      $   395
Positions
Net Change in Unrealized
              (Losses) Gains on                   (1,041)          897         (121)         24          (76)
              Open Futures and
              Options Contracts
Interest Income                                      818           767          339          87           31
Incentive Fees                                        85           875          347         205           79
Brokerage Commissions (including
Clearing and Exchange Fees)                          651           492          148          18           14
Management Fees                                      372           266          101          29           18
Administrative Expenses                              295           115           83          38           14
Net Income (Loss)                                  3,989          (275)       1,379         587          223
Net Income (Loss) Per Unit of
Partnership Interest (for a Unit
Outstanding Throughout Each                          645           105          326         920          514
Year)
Financial Condition Data:

Limited Partners' Capital                        $21,766       $17,529      $10,528      $2,839         $946
General Partner's Capital                          1,073           681          276          88           41
Partners' Capital (Net Asset                      22,839        18,210       10,803       2,927          988
Value)
Total Assets                                      23,459        18,545       11,344       3,281        1,035
Net Asset Value per Unit                           4,126         3,481        3,376       3,050        2,130
Partnership Units Outstanding At                   5,536         5,232        3,201         959          464
End of Period

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

              The success of the Partnership is dependent upon the ability of its advisor to generate trading profits through the speculative trading of Commodity Interests sufficient to produce capital payments after payment of all fees and expenses. Future results will depend in large part upon the Commodity Interests markets in general, the performance of its advisor, the amount of additions and redemptions and changes in interest rates. Due to the highly leveraged nature of the Partnership's trading activity, small price movements in Commodity Interests may result in substantial gains or losses to the Partnership. Because of the nature of these factors and their interaction, past performance is not indicative of future results. As a result, any recent increases in net realized or unrealized gains may have no bearing on any results that may be obtained in the future.

              The Partnership incurs substantial charges from the payment of brokerage commissions to the General Partner, payment of management and incentive fees to the Advisor, payment of management fees to the General Partner and administrative expenses. The Partnership is required to make substantial trading profits to avoid depleting and exhausting its assets from the payment of such fees and expenses.

              The futures markets are constantly changing in character and in degree of volatility. Although the Advisor has been the sole advisor trading on behalf of the Partnership since April 1991, the General Partner continues to evaluate and analyze from both quantitative and qualitative perspectives the ability of the Advisor to trade effectively on the Partnership's behalf in the context of the current market environment. The General Partner seeks to limit market and credit risks by monitoring daily income and margin levels. The General Partner also relies upon the risk management strategies inherent in the Advisor's trading programs. In the future, the General Partner may utilize additional strategies or appoint additional advisors to trade on behalf of the Partnership.

              As of December 31, 1998, the assets of the Partnership were allocated for trading in Commodity Interests entirely to the Advisor's Primary Program. The Primary Program consists of the Argo, Vulcan and Siren computer-based, quantitative trading systems. During 1998, the General Partner of the Partnership changed the allocation for trading in Commodity Interests from approximately one-half the Advisor's Primary Program and approximately one-half the Advisor's Mtech Trading Approach to one hundred percent in the Primary Program. The decision to terminate trading pursuant to the Mtech Trading approach was prompted by the significant losses incurred in the first half of 1998.

              Until the close of business of March 31, 1997, the Partnership paid commodity brokerage commissions to its clearing brokers on a per-trade basis. Effective April 1, 1997, the Partnership began paying to the General Partner a flat-rate monthly brokerage commission of 0.29% of the net asset value of the Partnership at the beginning of each month (a
3.5 % annual rate). The General Partner pays from this amount all commission charges and fees with respect to the Partner's trading in Commodity Interests. The flat-rate monthly commission is common among programs such as the Partnership, although the General Partner believes the rate charged the Partnership is lower than that of similar programs.

In October 1998, the Partnership added Refco, Inc. as one of its clearing brokers. Effective July 28, 1997, FIMAT replaced Dean Witter Reynolds Inc. as one of the Partnership's clearing brokers as a result of the sale by Dean Witter Reynolds Inc. of its clearing business. FIMAT is an experienced global futures broker and has the backing of Societe Generale, which is one of the largest banks in the world. The Partnership continues to use Man as its other clearing broker.

Results of Operations


         Comparison of fiscal years ended December 31, 1998 and 1997

              As of December 31, 1998, the net asset value of the Partnership was $22,839,333 compared to its net asset value of $18,210,184 at December 31, 1997. The Partnership's 1998 subscriptions and redemptions totaled $5,792,282 and $5,151,808, respectively, compared to $9,415,945 and $1,734,201, respectively, in 1997. For the year ended December 31, 1998, the Partnership had trading profits of $4,573,666 and $818,150 in interest income. For that same period, the Partnership had expenses comprised of $85,182 in incentive fees, $651,387 in brokerage commissions including clearing and exchange fees, $371,766 in management fees and $294,806 in administrative expenses. This resulted in the Partnership having a net gain of $3,988,675, for 1998. The Partnership's significant increase in trading profits during 1998 compared to 1997 was due primarily to long positions in global financial markets. More specifically, the Partnership's long positions in German, French, Italian, British and United States fixed income markets were profitable as these markets benefited from the default of the Russian government debt. On June 1, 1998, the Partnership ceased using the Advisor's Mtech Trading Approach and all the Partnership's assets were re-allocated to the Advisor's Primary Program, consisting of the Argo, Vulcan and Siren quantitative, computer-based trading systems currently used by the Partnership. The decision to terminate trading pursuant to the Mtech Trading approach was prompted by the significant losses incurred in the first half of 1998. The increases in brokerage commissions and management fees are attributable to growth in the net assets of the Partnership as a result of higher trading profits in 1998. Although the Partnership had significantly higher trading profits in 1998 compared with 1997, the significant decrease in incentive fee was due to trading losses incurred in the first eight months of the year. The net asset value per Unit at December 31,1998 increased 18.5% from $3,480.50 at December 31,1997 to $4,125.74 at December 31,1998.

              Comparison of fiscal years ended December 31, 1997 and 1996

              As of December 31, 1997, the net asset value of the Partnership was $18,210,184 compared to its net asset value of $10,803,324 at December 31, 1996. The Partnership's 1997 subscriptions and redemptions totaled $9,415,945 and $1,734,201, respectively, compared to $6,957,825 and $460,574, respectively, in 1996. For the year ended December 31, 1997, the Partnership had revenues comprised of $191,044 in realized losses on closed positions, $897,177 in net change in unrealized gains on open futures and options contracts and $766,517 in interest income. For that same period, the Partnership had expenses comprised of $874,575 in incentive fees, $491,880 in brokerage commissions (including clearing and exchange fees), $265,899 in management fees and $115,180 in administrative expenses. This resulted in the Partnership having a net loss of $274,884 for 1997. The significant increase in interest income, brokerage commissions, management fees and administrative fees were due to the significant increase in assets in the Partnership. Although the Partnership had significantly less trading profits for the year ended 1997 compared to 1996, the significant increase in incentive fees was attributable to the substantial trading profits earned during the first quarter of the year on a larger asset base. During the first quarter of 1997, the Partnership's trading profits were $3,350,689 compared to $1,720,620 for the entire year of 1996. As indicated above, effective January 1, 1997, the Partnership's assets were allocated approximately equally between the Advisor's Primary Program and the Advisor's Mtech Trading Approach. The Partnership's significant decrease in trading profits during 1997 compared to 1996 was due primarily to loss positions in financial markets. More specifically, the Partnership's short positions in U.S. equity and bond markets proved unprofitable as these markets were able to post price increases despite the uncertainty created by the Asian economic crisis. The net asset value per Unit at December 31, 1997 increased 3.11% from $3,375.50 at December 31, 1996 to $3,480.50 at
December 31, 1997.

              Comparison of fiscal years ended December 31, 1996 and 1995

              As of December 31, 1996, the net asset value of the Partnership was $10,803,324, an increase of $7,876,641 from its net asset value of $2,926,683 at December 31, 1995. The Partnership's 1996 subscriptions and redemptions totaled $6,957,825 and $460,574, respectively. For the year ended December 31, 1996, the Partnership had revenues comprised of $1,841,818 in realized gains on closed positions, $121,198 in net change in unrealized losses on open futures and options contracts and $338,896 in interest income. For that same period, the Partnership had expenses comprised of $347,260 in incentive fees, $147,986 in brokerage commissions (including clearing and exchange fees), $101,446 in management fees and $83,434 in administrative expenses. This resulted in the Partnership having net income of $1,379,390 for 1996. Significant increases in interest income, management fees, brokerage commissions and administrative expenses were attributable to the large increase in assets in the Partnership during the year. The increase in assets was attributable primarily to the additional subscriptions to the Partnership during the year, and to a lesser extent, the increase from profitable trading. Additionally, the 69% increase in incentive fees was attributable to increased trading profits on a larger asset base. During fiscal year 1996, the Partnership's assets were allocated solely to the Advisor's Primary Program. During the year, the Advisor's achieved profits on behalf of the Partnership as favorable price trends occurred in certain foreign financial futures, the energy sector and European currencies. The net asset value per Unit at December 31, 1996 increased 10.66% from $3,050.30 at December 31, 1995 to $3,375.50 at December 31, 1996.

Liquidity

              There currently is no established public trading market for the Limited Partnership Units and the Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. As of the last day of any month, a Limited Partner may redeem all of its Limited Partnership Units on 10 days' prior written notice to the General Partner for an amount equal to the balance of such Limited Partner's book capital account as of the last day of any month.

              In general, the Advisor will trade only those Commodity Interest that have sufficient liquidity to enable it to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." Pursuant to such regulations, no trading may be executed on any given day at prices beyond daily limits. The price of a futures contract occasionally has moved the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating his position. While the occurrence of such an event may reduce or eliminate the liquidity of a particular market, it will not eliminate losses and may in fact substantially increase losses because of its inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Partnership is trading, whether such illiquidity is caused by any of the above reason or otherwise, the Partnership may be unable to liquidate its position prior to its expiration date, thereby requiring the Partnership to make or take delivery of the underlying interests of the commodity investment.

Capital Resources

              The Partnership's capital resources are dependent upon three factors: (1) the trading profit or loss generated by its advisor (including interest income); (2) the money invested or redeemed by the Limited Partners; and (3) capital invested or redeemed by the General Partner. The General Partner has maintained, and has agreed to maintain, at all times, a capital account in such amount as is necessary for the General Partner to maintain a one percent (1%) interest in the capital, income and losses of the Partnership. All capital contributions by the General Partner necessary to maintain such interest capital account balance are evidenced by Units of general partnership interest, each of which shall have an initial value equal to the net asset value per Unit at the time of such contribution. The General Partner in its sole discretion, may withdraw any excess above its required capital contribution without notice to the Limited Partners. The General Partner, in its sole discretion, may also contribute any greater amount to the Partnership, for which it shall receive additional Units of general partnership interest at the then-current net asset value.

Year 2000 Compliance

         Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Y2K" problem). The Partnership uses both the Advisor and an administrator, Derivatives Portfolio Management, LLC (the "Administrator" and herein together the "Y2K Parties") to trade record and process transactions. The discussion below of the actions of the Y2K Parties are based on their representations to the General Partner.
As the millennium approaches, the Y2K Parties have undertaken initiatives to address the Y2K problem. The Y2K Parties believe that they have identified and evaluated their internal Y2K problem and that they are devoting sufficient resources to renovating technology systems that are not already Y2K compliant. The Y2K Parties expect the renovation phase (as discussed below) and testing efforts and integration of the Y2K programs to be substantially completed by the end of the second quarter of 1999.

         The failure of the Y2K Parties' technology systems relating to a Y2K problem would likely have a material adverse effect on the Partnership's business, results of operations, or financial condition. This effect could include disruption of normal business transactions, such as the execution, processing, and recording of trades in commodities, currencies, and other financial derivative instruments. The Y2K problem could also increase the Partnership's exposure to risk and its need for liquidity.

         To ensure that the Partnership's computer systems are Y2K compliant, a team of information technology professionals, have been preparing for the Y2K problem. The Y2K Parties have reviewed each of their systems and programs to identify those that contain two-digit year codes. The Y2K Parties have assessed the amount of programming required to upgrade or replace each of the affected programs with the goal of completing all relevant internal software remediation and testing by the end of the second quarter of 1999. In addition, the Y2K Parties are actively working with all their major external counterparties and service providers to assess their compliance efforts and exposure to them.

         The Y2K Parties have defined the scope of the Y2K problem, including their annual budgets and strategies, and determined the level of expert knowledge required regarding particular systems or applications. They have developed detailed inventories of applications and systems identifying the scope of necessary renovations to each application or system and establishing a conversion schedule. During the renovation phase, source codes were actually converted, data fields were expanded or windowed (windowing is used on an exception basis only), test data was prepared, and each system or application was tested using a variety of Y2K scenarios.

         The Y2K Parties are validating that a renovated system is functionally the same as the existing production version, that renovation has not introduced defects, and that expanded or windowed date fields continue to handle current dates properly. Steps have been taken and are ongoing to validate that a system can run successfully in a Y2K environment. Finally, the Y2K Parties are validating that a system can successfully interface with both internal and external systems. These efforts will continue through 1999.

         The Y2K Parties continue to survey and communicate with parties with whom they have important relationships that may be associated with information technology Y2K problems, as well as parties that may be associated with non-information technology Y2K problems, such as landlords. They are unable, at this point, to ascertain whether all such third parties will successfully address the Y2K problem, particularly parties outside the U.S., where it is believed that remediation efforts relating to the Y2K problem may be less advanced than in the U.S. The Y2K Parties will continue to monitor third parties' Y2K readiness to determine whether additional or alternative measures are necessary. Such measures may include the selection of alternate third parties or other efforts designed to mitigate some of the effects of a third party's noncompliance. In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remediated on a timely basis or that all remediation efforts will be successful. The failure of certain exchanges, clearing organizations, vendors, clients, or regulators to resolve their own processing issues in a timely manner could have a material adverse effect on the Partnership's business, results of operations, or financial condition.

         The Partnership will not incur any material cost for Y2K expenditures and such expenditures would not have an affect on the Partnership's results of operations or financial condition. The costs are incurred by the Y2K Parties, independently of each other. The Partnership has no contingency plans in the event the Y2K Parties are unable to timely resolve their Y2K problem.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

         The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership's primary business activities.

         The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on the basis of mark-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized.

         The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of December 31,1998, by market sector:

              Interest Rate: Interest rate risk is the principal market exposure of the Partnership. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.
              Currency: The Partnership's currency exposure is to exchange rate fluctuations, primarily in the following countries: Germany, England, Japan, France, Switzerland, Australia, Canada and United States. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future, although it is difficult at this point to predict the effect of the introduction of the Euro on the Trading Advisors' currency trading strategies.
              Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. Coffee, cocoa and sugar accounted for the Partnership's commodities exposure as of December 31, 1998, although the Partnership has from time to time taken substantial positions in coffee. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, while the Partnership had no exposure to energies (gas, oil) as of December 31, 1998, it is anticipated that positions in this sector will be taken from time to time as perceived market opportunities develop.

         The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used December 31, 1998 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments.

     The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

o The prices of the Partnership's interest rate positions resulting from a 10% change in interest rates.
o The U.S. dollar equivalent balances of the Partnership's currency exposures due to a 10% shift in currency exchange rates.
o The market value of the Partnership's commodity instruments due to a 10% change in the price of the instruments.

The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose, though deemed immaterial, the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of December 31, 1998.

The potential loss in earnings for each market risk exposure as of December 31, 1998 was:

Trading portfolio:
              Commodity price risk               $57,145
              Interest rate risk                 $ 9,604
              Currency exchange rate risk        $ 7,807

Item 8.       Financial Statements and Supplementary Data

     The Partnership's financial statements, together with the auditors' reports thereon, appearing on pages F-1 through F-11 hereof, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure



Not applicable




                                  PART III

Item 10.              Directors and Executive Officers

     The Partnership has no directors or officers. The General Partner, Ruvane Investment Corporation, manages and conducts the business of the Partnership. The General Partner was incorporated as is a Delaware corporation incorporated in January 1990, is and has been registered with the CFTC as a CPO since August 8, 1995; as a CTA since January 12, 1990, and as an introducing broker since May 8, 1995. The General Partner is a member of the NFA.

     Robert L. Lerner is the principal of the General Partner. Mr. Lerner has been the sole shareholder, director and president of the General Partner since he formed the General Partner on January 4, 1990. Mr. Lerner was the sole general partner and CPO of the Partnership since its inception until November 1995, at which time he transferred and assigned his general partnership interest to the General Partner, and had been individually registered with the CFTC as a CPO and a CTA since October 1984. Mr. Lerner is currently registered as a principal and an associated person of the General Partner. Mr. Lerner had been a sole proprietor providing consulting and marketing services to CTAs from January 1992 to January 1996, at which time he transferred his operations to the General Partner which continues to provide such services. From May 1988 until January 1992, Mr. Lerner was senior vice president and director of Mount Lucas Management Corporation, an investment advisory firm he co-founded which specializes in futures investment programs for institutional investors. From July 1985 to May 1988, Mr. Lerner was employed by Commodities Corporation (U.S.A.) N.V., a leading commodity trading advisory firm. Mr. Lerner also has practiced commodities and securities law. Mr. Lerner has a J.D. degree from Boston University Law School and a B.A. degree from Cornell University.

     The General Partner has selected Willowbridge Associates Inc. as the Partnership's trading advisor. The trading principals of the Advisor are Philip L. Yang and Michael Y. Gan.

     Philip L. Yang has been the sole shareholder, Director and President of the Advisor since September 1, 1992, and also held those positions from the time he formed the Advisor in January 1988 through September 1989. Mr. Yang is registered as an associated person of the Advisor. He is individually registered pursuant to the CEA as a CPO and a CTA and is a member of the NFA in such capacities. He is also a principal and an associated person of Doublewood, Inc. ("Doublewood") and Union Spring Asset Management, Inc. ("Union Spring") and Limerick Financial Corporation, entities which are registered as CPOs and CTAs and are NFA members affiliated with the Advisor. From 1983 through August 1988 and from October 1989 through August 1992, Mr. Yang was a Senior Vice President at Caxton Corporation, a commodity trading advisory firm, serving initially as Director of Research, where his research concentration was in the development and application of computerized trading models for a broad range of financial markets, and later as Director of Commodity Trading. Mr. Yang obtained a bachelor's degree with honors from the University of California at Berkeley, where he was inducted into Phi Beta Kappa. He received his master's degree from the Wharton
School of the University of Pennsylvania. He co-authored with Richard G.
Faux, Jr. "Managed Futures: The Convergence with Hedge Funds," a chapter in Evaluating and Implementing Hedge Fund Strategies, a book published in 1996 by Euromoney Publications.

     Michael Y. Gan has been the Executive Vice President of the Advisor since September 1, 1992. Mr. Gan is registered as an associated person of the Advisor. He is individually registered pursuant to the CEA as a CPO and a CTA and is a member of the NFA in such capacities. He is also a principal and an associated person of Doublewood and Union Spring. Mr. Gan was the sole shareholder, Director and President of the Advisor from October 1989 through August 1992. From 1983 to October 1989, he worked in the foreign exchange trading group at Marine Midland Bank in New York. In this capacity, Mr. Gan was responsible for research into technical analysis, as well as proprietary trading for the firm in both currency futures and options. He had been promoted to Assistant Vice President prior to his resignation. Mr. Gan graduated summa cum laude from the University of the Philippines with a B.S. in Chemical Engineering and subsequently graduated with honors from the Wharton School of the University of Pennsylvania with an M.B.A. in Finance.

Item 11.   Executive Compensation

     The Partnership has no directors or executive officers. The General Partner manages and conducts the business of the Partnership. The General Partner receives management and other fees from the Partnership. See "Business -- Fees and Expenses."

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     As of December 31, 1998, approximately 5,536 Partnership Units were held by 218 Limited Partners and the General Partner. The following table sets forth certain information as of December 31, 1998 with respect to each person known to the Partnership to beneficially own more than 5% of the outstanding Partnership Units.


Name and Address                      Number of Limited       Percent of Total
of Beneficial Owner                   Partnership Units       Partnership Units
-------------------                   -----------------       -----------------

Gunster, Yoakley, Valdes-                 525.881                9.50%
Fauli & Stewart, P.A., QPM Trust
777 South Flager Drive
Suite 500 East
West Palm Beach, FL 33401

PY Family L.P.                            296.585                5.36%
101 Morgan Lane, Suite 180
Plainsboro, NJ 08536

James O. Welch, Jr.                       368.975                 6.67%
200 DeForest Avenue
East Hanover, NJ 07936


     The Partnership has no directors or officers. The General Partner manages and conducts the business of the Partnership. As of December 31, 1998, the General Partner owned approximately $1,073,390 of general partner interests in the Company, or
271.650937 Partnership Units, representing approximately 5% of the total outstanding Partnership Units, and also beneficially owned 43.22 Limited Partnership Units. The General Partner is owned entirely by Robert L. Lerner and trusts for the benefit of him and his family.

Item 13.     Certain Relationships and Related Transactions

     The General Partner manages and conducts the business of the Partnership. To compensate the General Partner for its management of the Partnership, its monitoring of the Advisor's portfolio and its assumption of the financial burden of operating the Partnership, the General Partner receives management and other fees from the Partnership. See "Business --
Fees and Expenses." For the years ended December 31, 1998, 1997 and 1996, the General Partner received a management fee from the Partnership pursuant to the Partnership Agreement in the amounts of $182,103, 108,033 and $29,267, respectively. For the year ended December 31, 1998, the General Partner received administrative charges from the Limited Partners pursuant to the Partnership Agreement in the amount of $54,392. For the year ended December 31, 1998, the General Partner received $254,877 brokerage commissions from the Partnership.



                                  PART IV

ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)   Documents Filed as a Part of This Report.

          1. See the Index to Financial Statements, which is incorporated herein by reference.

          2. See the Index to Exhibits, which is incorporated herein by reference.

     (b) Reports on Form 8-K.

          Not Applicable.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Willowbridge Fund, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE WILLOWBRIDGE FUND, L.P.

                                        By: Ruvane Investment Corporation
                                        Its: General Partner


                                        By:  /s/ Robert L. Lerner
                                            ---------------------------
                                            Robert L. Lerner, President

Date:  March 30, 1999



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.


                                           By: /s/ Robert L. Lerner
                                              -------------------------------
                                              Robert L. Lerner, President of
                                              Ruvane Corporation

Date:  March 30, 1999

                       INDEX TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

                                                                        PAGE

INDEPENDENT AUDITORS' REPORT FOR THE YEARS ENDED
DECEMBER 31, 1998 and 1997                                               F-2

FINANCIAL STATEMENTS OF THE PARTNERHSIP:

     Statements of Financial Condition as of
       December 31, 1998 and 1997                                        F-3

     Statements of Income for the Years Ended
       December 31, 1998, 1997 and 1996                                  F-4

     Statements of Changes in Partners' Capital for the Years Ended
       December 31, 1998, 1997 and 1996                                  F-5

     Notes to Financial Statements                                       F-6

INDEPENDENT AUDITORS' REPORT


To the Partners of
   The Willowbridge Fund L.P.;

We have audited the accompanying statements of financial condition of The Willowbridge Fund L.P. (the "Partnership") as of December 31, 1998 and 1997 and the related statements of income and changes in partners' capital for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Willowbridge Fund L.P. as of December 31, 1998 and 1997 and the results of its operations and changes in its partners' capital for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

March 10, 1999

Parsippany, New Jersey


THE WILLOWBRIDGE FUND L.P.

STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------------------------------

                                                                      1998                1997
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
  Due from broker                                                     $ 23,023,260        $ 16,852,793
  Net unrealized appreciation on open futures contracts                    197,957             176,197
  Net unrealized appreciation on open forward contracts                      -                 632,123
  Options at fair value (cost of $0 and $327,109 at
    December 31, 1998 and 1997, respectively)                                -                 440,825
                                                                      ------------        ------------
                                                                        23,221,217          18,101,938

CASH IN BANK                                                               205,741             324,479

ACCOUNTS RECEIVABLE                                                         32,006              18,574

SUBSCRIPTIONS RECEIVABLE                                                     -                 100,000
                                                                     -------------       -------------


TOTAL ASSETS                                                          $ 23,458,964        $ 18,544,991
                                                                      ============        ============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Redemptions payable                                                 $    269,771        $       -
  Advanced subscriptions                                                   161,822             177,378
  Accrued incentive fees                                                    85,182                -
  Accrued management fees                                                   59,116              42,883
  Other accrued expenses                                                    43,740              24,200
  Due to partners                                                             -                 89,875
  Accounts payable                                                            -                    471
                                                                      ------------        ------------

                                                                           619,631             334,807
                                                                      ------------        ------------

PARTNERS' CAPITAL:
  Limited partners (5,264.157985 and 5,036.432973 fully
    redeemable units at December, 31, 1998 and 1997,
    respectively)                                                       21,765,943          17,529,305
  General partner (271.650937 and 195.626712 fully
    redeemable units at December, 31, 1998 and 1997,
    respectively)                                                        1,073,390             680,879
                                                                      ------------        ------------

                                                                        22,839,333          18,210,184
                                                                      ------------        ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                               $ 23,458,964        $ 18,544,991
                                                                      ============        ============

NET ASSET VALUE PER UNIT
(Based on 5,535.808922 and 5,232.059685
  units outstanding)                                                  $   4,125.74        $   3,480.50
                                                                      ============        ============


See Notes to Financial Statements





THE WILLOWBRIDGE FUND L.P.


STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
----------------------------------------------------------------------------------------------------------------

                                                            1998                1997              1996

INCOME:
  Gains (losses) on trading of commodity futures,
    forwards and options:
    Realized gains (losses) on closed positions, net     $   5,297,745     $   (191,044)     $   1,841,818
    Net change in unrealized gains (losses) on open
      futures, forwards and options                           (724,079)         897,177           (121,198)
                                                         -------------     ------------

           Total trading profits                             4,573,666          706,133          1,720,620

  Interest income                                              818,150          766,517            338,896
                                                         -------------     ------------        -----------

           Total income                                      5,391,816        1,472,650          2,059,516
                                                         -------------     ------------        -----------

EXPENSES:
  Brokerage commissions (includes clearing and
    exchange fees of $19,415, $26,366 and $19,388
    in 1998, 1997 and 1996, respectively)                      651,387          491,880            147,986
  Management fees                                              371,766          265,899            101,446
  Incentive fees                                                85,182          874,575            347,260
  Administrative expenses                                      294,806          115,180             83,434
                                                         -------------      -----------      -------------

           Total expenses                                    1,403,141        1,747,534            680,126


NET INCOME (LOSS)                                        $   3,988,675      $  (274,884)    $    1,379,390
                                                         ===============    ===========      =============

NET INCOME (LOSS):

  Limited partners                                       $   3,854,753      $  (273,844)    $    1,340,030
                                                         ===============    ===========      =============

  General partner                                        $     133,922      $    (1,040)    $       39,360
                                                         ===============    ===========      =============

NET INCOME PER UNIT                                      $      645.24      $    105.00     $       325.20
                                                         ===============    ===========      =============



See Notes to Financial Statements






THE WILLOWBRIDGE FUND L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                                     Total
                                                     General Partner                 Limited Partners               Partners'
                                                  Units           Amount         Units            Amount             Capital

PARTNERS' CAPITAL, JANUARY 1, 1996              28.817191     $   87,940        930.655173     $ 2,838,743        $ 2,926,683

         Additions                              52.852170        148,410      2,339.764026       6,809,415          6,957,825

         Redemptions                                -                -         (151.577814)       (460,574)          (460,574)

         Net income                                 -             39,360           -             1,340,030          1,379,390
                                              -----------      ---------      ------------     -----------        -----------
PARTNERS' CAPITAL, DECEMBER 31, 1996            81.669361        275,710      3,118.841385      10,527,614         10,803,324

         Additions                             113.975351        406,274      2,404.771532       9,009,671          9,415,945

         Redemptions                            (0.018000)           (65)      (487.179944)     (1,734,136)        (1,734,201)

         Net loss                                   -             (1,040)          -              (273,844)          (274,884)
                                              -----------      ---------      ------------     -----------        -----------
PARTNERS' CAPITAL, DECEMBER 31, 1997           195.626712        680,879      5,036.432973      17,529,305         18,210,184

         Additions                              76.024225        258,589      1,752.214788       5,533,693          5,792,282

         Redemptions                                -               -        (1,524.489776)     (5,151,808)        (5,151,808)

         Net income                                 -            133,922          -              3,854,753          3,988,675
                                              -----------      ---------      ------------     -----------        -----------
PARTNERS' CAPITAL, DECEMBER 31, 1998           271.650937     $1,073,390      5,264.157985     $21,765,943        $22,839,333
                                              ===========      =========      ============     ============        ==========

See Notes to Financial Statements



THE WILLOWBRIDGE FUND L.P.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


1.    PARTNERSHIP ORGANIZATION

     The Willowbridge Fund L.P. (the "Partnership"), a Delaware limited partnership, was organized on January 24, 1986. The Partnership is engaged in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts and forward contracts. The General Partner, Ruvane Investment Corporation ("General Partner"), is registered as a Commodity Pool Operator and a Commodity Trading Advisor with the Commodity Futures Trading Commission. The General Partner is required by the Limited Partnership Agreement, as amended and restated (the "Agreement") to contribute an amount equal to one percent of the aggregate capital raised by the Partnership. The Agreement requires that all subscriptions are subject to a one percent administrative charge payable to the General Partner.

      The Partnership shall end on December 31, 2006 or earlier upon withdrawal, insolvency or dissolution of the General Partner or a decline of greater than fifty percent of the net assets of the Partnership as defined in the Agreement, or the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.

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

     Commissions - Prior to March 31, 1997, commission charges to open and close contracts were expensed at the time the contract positions were opened. Commencing April 1, 1997, commission charges were based on a percentage of the net asset value of the Partnership at the beginning of the month. As of December 31, 1998 and 1997, the commission rate charged was 3.5 percent annually of the net asset value of the Partnership.

      Statement of Cash Flows - The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standard No. 102, Statement of Cash Flows - Exemption of Certain
Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.

      Allocation of Profits (Losses) and Fees - Net realized and unrealized trading gains and losses, interest income and other operating income and expenses are allocated to the partners monthly in proportion to their capital account balance, as defined in the Agreement.

     The General Partner was paid a management fee equal to one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year-end. Such fees amounted to $182,103, $108,033 and $29,267 in 1998, 1997 and 1996, respectively.

     Willowbridge Associates, the Commodity Trading Advisor ("CTA") of the Partnership is entitled to an incentive fee based on an increase in the adjusted net asset value of the allocated assets of the Partnership. The CTA receives 25% of any new profits, as defined in the Agreement. The term "new profits" is defined as the increase, if any, in the adjusted net asset value of the allocated assets. In addition, the Partnership pays the CTA a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership.

     The CTA rebates to the Partnership the incentive and management fees incurred by certain partners including Willowbridge employees who are also limited partners in the Partnership. Incentive and management fees are presented in the Partnership's financial statements gross of any amounts rebated by the CTA. The rebate to the Partnership is recorded on the Partnership's financial statements as a capital contribution. The incentive and management fees rebated to these partners in 1998, 1997 and 1996 were $44,264, $116,051 and $37,049, respectively.

      Administrative Expenses - Administrative expenses include professional fees, bookkeeping costs and other charges such as registration fees, printing costs and bank fees.

      Income Taxes - Income taxes have not been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his/her share of the Partnership's profits.

      Redemptions - Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month on at least ten days written notice to the General Partner.

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

      Certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

3.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Partnership trades futures, options on futures and forward contracts and forward contracts in currencies and a wide range of commodities. The Partnership's trading results by market sector were as follows:


                                                          1998
                            ==============================================================
                                                      Net Change in
                                Net Realized           Unrealized           Total Trading
                               Gains/(Losses)        Gains/(Losses)        Gains/(Losses)
                            =============================================================

Financials                         $ 11,305,310         $   (879,473)         $ 10,425,837
Energies                               (480,307)             (49,953)             (530,260)
Livestock                              (491,318)              93,664              (397,654)
Currencies                           (1,400,130)            (346,838)           (1,746,968)
Metals                               (1,187,931)             (80,702)           (1,268,633)
Tropical products                    (1,485,853)             393,580            (1,092,273)
Grains                               (1,613,413)             145,643            (1,467,770)
                                   ------------          -----------           -----------
                                      4,646,358             (724,079)            3,922,279

Brokerage commissions                   651,387                  -                 651,387
                                   ------------          -----------           -----------
                                   $  5,297,745         $   (724,079)        $   4,573,666
                                   ============          ===========           ===========



                                                           1997
                            ==============================================================
                                                      Net Change in
                                Net Realized           Unrealized           Total Trading
                               Gains/(Losses)        Gains/(Losses)        Gains/(Losses)
                            =============================================================

Financials                  $  (2,484,554)          $   1,911,786         $    (572,768)
Energies                         (563,709)              1,631,394             1,067,685
Livestock                        (474,885)               (183,953)             (658,838)
Currencies                        948,382                 257,013             1,205,395
Metals                           (357,317)                 90,419              (266,898)
Tropical products               1,355,445              (2,718,450)           (1,363,005)
Grains                            893,714                 (91,032)              802,682
                             ------------            ------------          ------------
                                 (682,924)                897,177               214,253

Brokerage commissions             491,880                     -                 491,880
                             ------------            ------------          ------------
                            $    (191,044)          $     897,177          $    706,133
                             ============            ============           ===========







                                                           1997
                            ==============================================================
                                                      Net Change in
                                Net Realized           Unrealized           Total Trading
                               Gains/(Losses)        Gains/(Losses)        Gains/(Losses)
                            =============================================================


Financials                  $   1,338,387           $  (155,123)          $   1,183,264
Energies                          734,349                25,971                 760,320
Livestock                         (64,600)               83,030                  18,430
Currencies                        277,576                34,454                 312,030
Metals                           (189,357)               13,117               (176,240)
Tropical products                (307,735)              (11,295)               (319,030)
Grains                            (94,788)             (111,352)               (206,140)
                              -----------             ---------              ----------
                                1,693,832              (121,198)              1,572,634

Brokerage commissions             147,986                   -                   147,986
                              -----------             ---------              ----------
                            $   1,841,818           $  (121,198)          $   1,720,620
                              ===========             =========              ==========



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

      Fair Value - The derivative instruments used in the Partnership's trading activities are marked to market with the resulting unrealized profits (losses) recorded in the Statements of Financial Condition and the related trading profits (losses) reflected in trading profits in the Statements of Income.

      The contract/notional values of open contracts as of December 31, 1998 and 1997 by market sector were as follows:


                                               1998                                               1997
                           ================================================================================================
                                Commitment               Commitment              Commitment                 Commitment
                                to Purchase               to Sell                to Purchase                 to Sell
                             (Futures, Options       (Futures, Options        (Futures, Options         (Futures, Options
                               and Forwards)           and Forwards)            and Forwards)             and Forwards)
                           ================================================================================================

Financials                  $    -                    $ 23,942,174              $ 182,973,076             $   5,167,348
Energies                         -                           -                         39,240                   883,050
Livestock                        -                           -                      2,031,040                    11,960
Currencies                       -                       2,129,750                  2,838,598                30,817,325
Metals                           -                         878,500                  3,914,475                    15,275
Tropical products               (308,112)                  750,656                  8,247,005                         -
Grains                           -                           -                      5,964,255                         -
                             -----------               -----------                -----------              ------------
                            $   (308,112)             $ 27,701,080              $ 206,007,689              $ 36,894,958
                             ===========               ===========               ============              ============


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

     The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearing house arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange, whereas in over-the-counter transactions, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin in the over-the-counter markets. At December 31, 1998 and 1997, all of the open contracts were exchange-traded.

4.    TRADING ACTIVITIES

     The Partnership was formed for the purpose of trading contacts in a variety of commodity interests. The results of the Partnership's trading activity are shown in the Statements of Income.


     Management of the Partnership receives fair value information regarding open commitments to purchase and sell commodity interests on a monthly basis. The average fair value of all commodity interests owned by the Partnership during years 1998 and 1997 based on a monthly calculation by market sector was as follows:



                                              1998                                               1997
                           ============================================    ==============================================
                                Commitment               Commitment              Commitment                 Commitment
                                to Purchase               to Sell                to Purchase                 to Sell
                             (Futures, Options       (Futures, Options        (Futures, Options         (Futures, Options
                               and Forwards)           and Forwards)            and Forwards)             and Forwards)
                           =====================    ===================    =====================      ===================

Financials                   $  1,328,231             $    (13,321)           $     205,594              $   (56,679)
Currencies                        214,365                  281,991                  (32,590)                 346,245
Metals                             45,605                   13,390                   27,560                   28,062
Tropical products                   7,937                   13,025                   81,606                      220
Energies                            6,510                    2,578                   11,089                   13,419
Livestock                          (6,377)                     -                    (22,725)                   7,802
Grains                            (38,384)                     -                    150,668                    7,559
                              -----------                ---------               ----------                ---------
                             $  1,557,887             $    297,663            $     421,202              $   346,628
                              ===========              ===========              ===========                =========


      The fair value of these commodity interests, including options thereon, at December 31, were as follows:


                                                                        1998
                           ==============================================================================================
                                Commitment               Commitment               Commitment               Commitment
                                to Purchase             to Purchase                to Sell                  to Sell
                             (Futures, Options       (Futures, Options        (Futures, Options        (Futures, Options
                               and Forwards             and Forwards             and Forwards             and Forwards
                             Unrealized Gains)       Unrealized Losses)       Unrealized Gains)        Unrealized Losses)
                           =====================    ====================     ====================     ====================

Financials                 $       110,471           $           -           $            -            $           -
Currencies                            -                   (43,750)                   22,750                        -
Metals                              11,025                       -                   20,400                        -
Tropical products                   43,425                       -                   45,150                 (11,514)
Energies                              -                          -                        -                        -
Livestock                             -                          -                        -                        -
Grains                                -                          -                        -                        -
                            --------------             ------------              -----------              -----------
                           $       164,921           $    (43,750)           $       88,300           $     (11,514)
                            ==============            =============              ===========              ===========


                                                                     1997
                           =============================================================================================
                                Commitment               Commitment              Commitment                 Commitment
                                to Purchase             to Purchase                to Sell                   to Sell
                             (Futures, Options       (Futures, Options        (Futures, Options         (Futures, Options
                               and Forwards             and Forwards            and Forwards               and Forwards
                             Unrealized Gains)       Unrealized Losses)       Unrealized Gains)         Unrealized Losses)
                           =====================    ====================    =====================      ====================

Financials                $    1,115,515         $      (35,992)          $        16,172           $      (66,564)
Currencies                        27,163                (25,065)                  456,513                         -
Metals                           172,695                (71,090)                   41,112                         -
Tropical products                142,845               (405,997)                        -                         -
Energies                           1,980                       -                   99,870                         -
Livestock                          1,040                (94,110)                   19,370                         -
Grains                            40,055               (186,367)                        -                         -
                            ------------            -----------              ------------             -------------
                          $    1,501,293          $    (818,621)          $       633,037           $      (66,564)
                            ============            ===========              ============             =============


                                                         ******

                                                 INDEX TO EXHIBITS


Exhibit
 Number           Item Description
-------           ----------------
 3.1              Certificate of Limited Partnership for The Willowbridge
                  Fund L.P., dated January 16, 1986 (Filed as Exhibit 3.1 to the Registrant's Form and incorporated by reference herein.)

 3.2 Form of Amended and Restated Limited Partnership Agreement for the Partnership (Filed as Exhibit 3.2 to the Registrant's Form 10, and incorporated by reference herein.)

 10.1 Trading Advisor Agreement between the General Partner and the Advisor, dated April 1, 1991 (Filed as Exhibit 10.1 to the Registrant's Form 10, and incorporated by reference herein.)

 10.2 Service Agreement between the Partnership and Derivatives Portfolio Management, L.L.C., dated September 5, 1997 (Filed as Exhibit 10.2 to the Registrant's Form 10, and incorporated by reference herein.)

27                Financial Data Schedule