Form 10-Q
period 1999-03-31
WILLOWBRIDGE FUND LP
filed 1999-05-18
CIK 794775

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


                                 FORM 10-Q



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended March 31, 1999

                                     OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period from ______________ to ______________



Commission File No. 000-23529
                                 I.R.S. Employer Identification No.22-678474


                        THE WILLOWBRIDGE FUND L.P.
                          (a Delaware Corporation)
                              4 Benedek Road,
                        Princeton, New Jersey 08540

                           Telephone 609-921-0717



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             YES  ____X____                          NO  ________

                         THE WILLOWBRIDGE FUND L.P.
                             INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION

                                                                           Page
Item 1.   Unaudited Consolidated Financial Statements .......................3

          Statement of Financial Condition as of March 31, 1999
          (unaudited) and December 31, 1998 .................................3

          Statement of Operations For the Three Months Ended March 31,
          1999 and 1998 (unaudited)..........................................4

          Statement of Changes in Partners' Capital for the Three Months
          Ended March 31, 1999 and 1998 (unaudited) .........................5

          Notes to Financial Statements for the Three Months Ended
          March 31, 1999 (unaudited) and the Year Ended December 31, 1998....6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operation...............................................7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........10

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.................................................11

Item 2.   Changes in Securities and Use of Proceeds.........................11

Item 3.   Defaults Upon Senior Securities...................................11

Item 4.   Submission of Matters to a Vote of Security Holders...............11

Item 5.   Other Information.................................................11

Item 6.   Exhibits and Reports on Form 8-K..................................11

Signatures


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

THE WILLOWBRIDGE FUND L.P.

STATEMENTS OF FINANCIAL CONDITION
AS OF MARCH 31, 1999 (unaudited) AND DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------------
                                                                           March 31,          December 31,
                                                                             1999                 1998

ASSETS

EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
  Due from broker                                                       $ 23,066,310         $ 23,023,260
  Net unrealized appreciation on open futures contracts                    1,315,745              197,957
                                                                          ----------          -----------
                                                                          24,382,055           23,221,217

CASH IN BANK                                                                  98,577              205,741

ACCOUNTS RECEIVABLE                                                           38,878               32,006
                                                                            --------             --------
TOTAL ASSETS                                                            $ 24,519,510         $ 23,458,964
                                                                         ===========          ===========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Redemptions payable                                                     $  303,535           $  269,771
  Accrued incentive fees                                                     181,524               85,182
  Advanced subscriptions                                                      71,714              161,822
  Accrued management fees                                                     59,882               59,116
  Other accrued expenses                                                      53,686               43,740
                                                                            --------             --------
                                                                             670,341              619,631
                                                                           ---------            ---------
PARTNERS' CAPITAL:
  Limited partners (5,406.177739 and 5,264.157985
  fully redeemable units at March 31, 1999 and
  December 31, 1998, respectively)                                        22,541,369           21,765,943
  General partner (325.802698 and 271.650937
  fully redeemable units at March 31, 1999 and
  December 31, 1998, respectively)                                         1,307,800            1,073,390
                                                                          ----------           ----------
                                                                          23,849,169           22,839,333
                                                                          ----------           ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                 $ 24,519,510         $ 23,458,964
                                                                         ===========          ===========
NET ASSET VALUE PER UNIT
(Based on 5,731.980437 and 5,535.808922 units
   outstanding at March 31, 1999 and
   December 31, 1998, respectively)                                      $  4,160.72         $  4,125.74
                                                                          ==========          ==========






THE WILLOWBRIDGE FUND L.P.

STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
----------------------------------------------------------------------------------------------------
                                                                            1999              1998

INCOME:
  Gains (losses) on trading of commodity futures, forwards
    and options:
    Realized losses on closed positions, net                          $  (481,979)     $  (1,574,846)
    Net change in unrealized gains (losses) on open futures,
     forwards and options                                               1,117,788            383,022
                                                                       ----------       ------------
           Total trading profits                                          635,809         (1,191,824)

  Interest income                                                         253,784            217,359
                                                                       ----------       ------------
           Total income (loss)                                            889,593           (974,465)
                                                                       ----------       ------------
EXPENSES:
  Management fees                                                         288,276            229,879
  Brokerage commissions                                                   235,530            171,311
  Incentive fees                                                           96,342               -
  Administrative expenses                                                  36,709             74,352
                                                                       ----------       ------------
           Total expenses                                                 656,857            475,542
                                                                       ----------       ------------

NET INCOME (LOSS)                                                     $   232,736       $ (1,450,007)
                                                                       ==========        ===========
NET INCOME (LOSS):

  Limited partners                                                    $   215,152       $ (1,384,798)
                                                                       ==========        ===========
  General partner                                                     $    17,584       $    (65,209)
                                                                       ==========        ===========
NET INCOME PER UNIT                                                   $     34.98       $    (266.80)
                                                                       ==========        ===========





THE WILLOWBRIDGE FUND L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------------------------------------------------


                                                                                                                   Total
                                                General Partner                    Limited Partners              Partners'
                                             Units           Amount              Units          Amount            Capital
                                            -------------------------          -----------------------         -----------

PARTNERS' CAPITAL, DECEMBER 31, 1997        195.626712    $  680,879        5,036.432973   $  17,529,305     $  18,210,184

  Additions                                  54.746404       189,800          641.741999       2,148,882         2,338,682

  Redemptions                                    -             -             (309.440296)     (1,040,754)       (1,040,754)

  Net income                                     -           (65,209)              -          (1,384,798)       (1,450,007)
                                            ----------    ----------        ------------     -----------       -----------
PARTNERS' CAPITAL, MARCH 31, 1998           250.373116       805,470        5,368.734676      17,252,635        18,058,105
                                            ==========    ==========        ============     ===========       ===========

PARTNERS' CAPITAL, DECEMBER 31, 1998        271.650937     1,073,390        5,264.157985      21,765,943        22,839,333

  Additions                                  54.151761       216,826          465.411120       1,879,728         2,096,554

  Redemptions                                    -               -           (323.391366)    ( 1,319,454)       (1,319,454)

  Net income                                     -            17,584               -             215,152           232,736
                                            ----------    ----------        ------------     -----------       -----------
PARTNERS' CAPITAL, MARCH 31, 1999           325.802698   $ 1,307,800        5,406.177739   $  22,541,369     $  23,849,169
                                            ==========    ==========        ============     ===========       ===========


THE WILLOWBRIDGE FUND L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 (unaudited)
AND THE YEAR ENDED DECEMBER 31, 1998
------------------------------------------------------------------------------

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

3.       SIGNIFICANT ACCOUNTING POLICIES

Due from Broker - Due from broker represents cash required to meet margin requirements and excess funds not required for margin that are typically invested in U.S. Treasury bills by the broker.

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

Commissions - Prior to March 31, 1997, commission charges to open and close contracts were expensed at the time the contract positions were opened. Commencing April 1, 1997, commission charges were based on a percentage of the net asset value of the Partnership at the beginning of the month.
As of March 31, 1999, the commission rate charged was 3.5 percent annually of the net asset value of the Partnership.

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

The General Partner was paid a management fee equal to one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year-end. Such fees amounted to $228,393 and $182,103 in the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

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

The CTA rebates to the Partnership the incentive and management fees incurred by certain partners including Willowbridge employees who are also limited partners in the Partnership. Incentive and management fees are presented in the Partnership's financial statements gross of any amounts rebated by the CTA. The rebate to the Partnership is recorded on the Partnership's financial statements as a capital contribution. The incentive and management fees rebated to these partners in the three months ended March 31, 1999 and the year ended December 31, 1998 were $20,501 and $44,264, respectively.

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

Recently Issued Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"). Such Statement is effective for fiscal years commencing after June 15, 1999. The General Partner does not believe that the Statement will have a significant effect on the financial statements of the Partnership.

Certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

General

The Willowbridge Fund L.P. (the "Partnership") is engaged in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts and forward contracts. The objective of the Partnership is the appreciation of its assets through speculative trading. Ruvane Investment Corporation is the general partner of the Partnership(the "General Partner") and Willowbridge Associates Inc. is the Partnership's trading advisor (the "Advisor").

The success of the Partnership is dependent upon the ability of the Advisor to generate trading profits through the speculative trading of commodity interests sufficient to produce capital payments after payment of all fees and expenses. Future results will depend in large part upon the commodity interests markets in general, the performance of the Advisor, the amount of additions to and redemptions from the Partnership and changes in interest rates. Due to the highly leveraged nature of the Partnership's trading activity, small price movements in commodity interests may result in in substantial gains or losses to the Partnership. As a result of these factors, the Partnership's past performance is not indicative of future results and any recent increases in net realized or unrealized gains may have no bearing on any results that may be obtained in the future.

Until the close of business on May 1, 1998, the assets of the Partnership were allocated evenly between the Advisor's Primary Progarm and the Advisor's Mtech Trading Approach. The Primary Program consists of three computer-based, quantitative trading systems. The Mtech Trading Approach is a highly discretionary approach managed by Michael Y. Gan, the Executive Vice President of the Advisor. Effective June 1, 1998, the General Partner re-allocated all of the Partnership's assets to the Primary Program because the Mtech Trading Approach experienced year-to-date losses of greater than 35%.

Results of Operations

Comparison of Three Months Ended March 31, 1999 and 1998

For the quarter ended March 31, 1999, the Partnership had trading profits comprised of $481,979 of realized losses on closed positions, $1,117,788 in net change in unrealized gains on open futures and options contracts and $253,784 in interest income. For the same quarter in 1998, the Partnership had trading losses comprised of $1,574,846 of realized losses on closed positions, $383,022 in net change in unrealized gains on open futures and options contracts and $217,359 in interest income.

In January 1999, trading was unprofitable in domestic financial instruments and foreign currencies. The Partnership recorded a loss of $754,373 or $132.99 per unit. In February 1999, trading was profitable in foreign and domestic financial instruments, foreign currencies, and base metals. The Partnership recorded a gain of $1,542,118 or $263.58 per unit. In March 1999, trading was unprofitable in European currencies, coffee and silver. Profitable positions in foreign currencies, foreign financial instruments and natural gas offset some losses. The Partnership recorded a loss of $555,009 or $95.61 per unit.

In January 1998, trading was profitable in domestic and foreign financial instruments, silver and food products. The Partnership recorded a gain of $1,666,034 or $305.17 per unit. In February 1998, the Partnership recorded its second worst month in its history. Trading losses were incurred in the Japanese Yen, food products, grains and domestic financial instruments. Profits were derived from silver. The Partnership recorded a loss of $2,993,297 or $550.98 per unit. In March 1998, positions in the U.S. dollar produced most of the gains, however, these were largely offset by losses in domestic and foreign financial instruments, food products and grains. The Partnership recorded a loss of $122,744 or $20.99 per unit.

For the quarter ended March 31, 1999, the Partnership had expenses comprised of $235,530 in brokerage commissions (including clearing and exchange fees), $288,276 in management fees, $96,342 in incentive fees and $36,709 in administrative expenses. For the same quarter in 1998, the Partnership had expenses comprised of $171,311 in brokerage commissions (including clearing and exchange fees), $229,879 in management fees and $74,352 in administrative expenses. Brokerage commissions and management fees vary primarily as a result of changes in assets under management. Incentive fees are generated by quarterly profits. As assets under management and quarterly profits increased in the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, brokerage commissions, management fees and incentive fees also increased for the three month period. Administrative fees consist primary of legal and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended. The Partnership became subject to such reporting requirements in April 1998.

As a result of the above, the Partnership recorded a gain of $232,736 or $34.98 per unit for the quarter compared to a loss of $1,450,007, or $266.80 per unit for the same quarter in 1998.

At March 31, 1999, the net asset value of the Partnership was $23,849,169 compared to its net asset value of $22,839,333 at December 31, 1998. The net asset value per unit at March 31, 1999 was $4,160.72 compared to $4,125.74 at December 31, 1998.

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

Year 2000 Issues

Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Y2K" problem). The Partnership use both the Advisor and an administrator, Derivatives Portfolio Management, LLC (the "Administrator") herein together the "Y2K Parties", to trade, record and process transactions. The discussion below of the actions of the Y2K Parties are based on their representations to the General Partner. As the millennium approaches, the Y2K Parties have undertaken initiatives to address the Year 2000 problem. The Y2K Parties believe that they have identified and evaluated their internal Y2K problem and that they are devoting sufficient resources to renovating technology systems that are not already Year 2000 compliant. The Y2K Parties expect the renovation phase (as discussed below), testing efforts and integration of the Year 2000 programs to be substantially completed by the end of the second quarter 1999.

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

To ensure that the Partnership's computer systems are Y2K compliant, a team of information technology professionals have been preparing for the Y2K problem. The Y2K Parties have reviewed each of their systems and programs to identify those that contain two-digit year codes. The Y2K Parties have assessed the amount of programming required to upgrade or replace each of the affected programs with the goal of completing all relevant internal software remediation and testing by the end of the second quarter of 1999. In addition, the Y2K Parties are actively working with all their major external counterparties and service providers to assess their compliance efforts and exposure to them.

The Y2K Parties have defined the scope of the Y2K problem, including their annual budgets and strategies, and determined the level of expert knowledge required regarding particular systems or applications. They have developed detailed inventories of applications and systems identifying the scope of necessary renovations to each application or system and establishing a conversion schedule. During the renovation phase, source codes were actually converted, date fields were expanded or windowed (windowing is used on an exception basis only), test data was prepared, and each system or application was tested using a variety of Y2K scenarios.

The Y2K Parties are validating that a renovated system is functionally the same as the existing production version, that renovation has not introduced defects, and that expanded or windowed date fields continue to handle current dates properly. Steps have been taken and are ongoing to validate that a system can run successfully in a Y2K environment. Finally, the Y2K Parties are validating that a system can successfully interface with both internal and external systems. These efforts will be continued through 1999.

The Y2K Parties continue to survey and communicate with parties with whom they have important relationships that may be associated with information technology Y2K problems, as well as parties that may be associated with non-information technology Y2K problems, such as landlords. They are unable, at this point, to ascertain whether all such third parties will successfully address the Y2K problem, particularly parties outside the U.S., where it is believed that remediation efforts relating to the Y2K problem may be less advanced than in the U.S. The Y2K Parties will continue to monitor third parties' Y2K readiness to determine whether additional or alternative measures are necessary. Such measures may include the selection of alternate third parties or other efforts designed to mitigate some of the effects of a third party's noncompliance. In light of the interdependency of the parties in or serving the financial markets there can be no assurance that all Y2K problems will be identified and remediated on a timely basis or that all remediation efforts will be successful. The failure of certain exchanges, clearing organizations, vendors, clients, or regulators to resolve their own processing issues in a timely manner could have a material adverse effect on the Partnership's business, results of operations, or financial condition.

The Partnership will not incur any material cost for Y2K expenditures and such expenditures would not have an affect on the Partnership's results of operations or financial condition. These costs are incurred by the Y2K Parties, independently of each other. The Partnership has no contingency plans in the event the Y2K Parties are unable to timely resolve their Y2K problem.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership's primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on the basis of mark-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized. The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of March 31, 1999, by market sector:

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

         Currency: The Partnership's currency exposure is to exchange rate fluctuations, primarily in the following countries: England, Japan, Switzerland, Australia, Canada and United States. Additionally, the Partnership has exposure to countries comprising the Euro. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future.

         Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. Coffee, cocoa and sugar accounted for the Partnership's primary soft commodities exposure as of March 31, 1999. Additionally, the Partnership has commodity exposures in soybeans, soymeal, soyoil, wheat and corn at March 31, 1999 which are also affected by weather matters as well as seasonal supply and demand factors. The Partnership also has exposure in the primary energy commodities; namely crude oil, heating oil and natural gas. The price of these commodities is highly influenced by political conditions in the Middle East, as well as general supply and demand factors.

The Partnership measures its market risk related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used March 31, 1999 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments.

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

The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose, though deemed immaterial, the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of March 31, 1999.

The potential loss in earnings for each market risk exposure as of March 31, 1999 was:

Trading portfolio:
         Commodity price risk               $1,778,468
         Interest rate risk                 $1,308,879
         Currency exchange rate risk        $1,651,680

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The General Partner is not aware of any pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

        Exhibits--The following exhibit is filed as part of this report on Form 10-Q:

        27   Financial Data Schedule

Reports on Form 8-K--

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE WILLOWBRIDGE FUND L.P.



Date:  May 13, 1999                       By:  Ruvane Investment Corporation
                                               its General Partner

                                               By:  /s/ Robert L. Lerner
                                                    Robert L. Lerner
                                                      President