Form 10-Q
period 1999-06-30
WILLOWBRIDGE FUND LP
filed 1999-08-16
CIK 794775

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1999


                                   OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from ____________ to __________


Commission File No. 000-23529
                                 I.R.S. Employer Identifiction No. 22-678474


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


                YES ____X____                         NO _________

                         THE WILLOWBRIDGE FUND L.P.
                             INDEX TO FORM 10-Q


PART I -  FINANCIAL INFORMATION
                                                                           Page
Item 1.   Unaudited Consolidated Financial Statements .......................3

          Statement of Financial Condition as of June 30, 1999
          (unaudited) and December 31, 1998..................................3

          Statement of Operations For the Three Months Ended
          June 30, 1999 and 1998 and For the Six Months Ended
          June 30, 1999 and 1998 (unaudited).................................4

          Statement of Changes in Partners' Capital for the Six
          Months Ended June 30, 1999 and 1998 (unaudited) ...................5

          Notes to Financial Statements for the Six Months Ended
          June 30, 1999 (unaudited) and the Year Ended December 31,
          1998 ..............................................................6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation...........................................8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........12

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.................................................14

Item 2.   Changes in Securities and Use of Proceeds.........................14

Item 3.   Defaults Upon Senior Securities...................................14

Item 4.   Submission of Matters to a Vote of Security Holders...............14

Item 5.   Other Information.................................................14

Item 6.   Exhibits and Reports on Form 8-K..................................14



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

THE WILLOWBRIDGE FUND L.P.

STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 1999 (unaudited) AND DECEMBER 31, 1998
==========================================================================================================================
                                                                    June 30,           December 31,
                                                                     1999                 1998
ASSETS

EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
 Due from broker                                                $    23,555,498      $    23,023,260
 Net unrealized appreciation on open futures contracts                3,482,718              197,957
                                                                ---------------      ---------------

                                                                     27,038,216           23,221,217

CASH IN BANK                                                            573,814              205,741

ACCOUNTS RECEIVABLE                                                      46,430              32,006
                                                                ---------------      ---------------
TOTAL ASSETS                                                    $    27,658,460      $    23,458,964
                                                                ===============      ===============


LIABILITIES AND PARTNERS' CAPITAL


LIABILITIES:
  Accrued incentive fees                                        $       652,477     $         85,182
  Redemptions payable                                                   454,192              269,771
  Accrued management fees                                                47,032               59,116
  Advanced subscriptions                                                 34,835              161,822
  Other accrued expenses                                                 38,676               43,740
                                                                ---------------      ---------------

                                                                      1,227,212              619,631
                                                                ---------------       --------------

PARTNERS' CAPITAL:
  Limited partners (5,518.689811 and 5,264.157985 fully redeemable
    units at June 30, 1999 and December 31, 1998, respectively)      24,988,613           21,765,943
  General partner (330.748353 and 271.650937 fully redeemable
    units at June 30, 1999 and December 31, 1998, respectively)       1,442,635            1,073,390
                                                                 --------------      ---------------
                                                                     26,431,248           22,839,333
                                                                ---------------      ---------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                         $    27,658,460      $    23,458,964
                                                                ===============      ===============
NET ASSET VALUE PER UNIT
(Based on 5,849.438164 and 5,535.808922 units outstanding
  at June 30, 1999 and December 31, 1998, respectively)         $      4,518.60      $     4,125.74
                                                                ===============      ===============





THE WILLOWBRIDGE FUND L.P.


STATEMENTS OF INCOME (LOSS)
===================================================================================================================================

                                                               For the three      For the three    For the six       For the six
                                                                months ended       months ended    months ended      months ended
                                                               June 30, 1999      June 30, 1998    June 30, 1999     June 30, 1998

INCOME:
  Gains (losses) on trading of commodity
    futures, forwards and options:
    Realized gains (losses) on closed positions, net        $       727,895        $ (3,390,088)     $  245,916      $ (4,964,935)
    Net change in unrealized gains (losses) on
      open futures, forwards and options                          2,166,973            (821,734)      3,284,761          (438,712)
                                                            ----------------       -------------     -----------     -------------

           Total trading profits (losses)                         2,894,868          (4,211,822)      3,530,677        (5,403,647)

Interest income                                                     268,823             171,593         522,605           388,952
                                                            -----------------       ------------     ----------      -------------

           Total income (loss)                                    3,163,691           (4,040,229)     4,053,282        (5,014,695)
                                                            -----------------       -------------    ----------      -------------


EXPENSES:

  Incentive fees                                                    710,036                  -          806,378               -
  Brokerage commissions                                             226,942              138,497        462,471           309,808
  Management fees                                                    64,902               36,011        353,177           265,890
  Administrative expenses                                            34,660               93,523         71,369           167,875
                                                            -----------------       -------------    ----------      -------------
           Total expenses                                         1,036,540              268,031      1,693,395           743,573
                                                            -----------------        -----------     ----------       -----------

NET INCOME (LOSS)                                             $   2,127,151         $ (4,308,260)   $ 2,359,887       $(5,758,268)
                                                            =================       =============   ===========       ============

NET INCOME (LOSS):

  Limited partners                                            $   2,013,335         $ (4,087,185)    $ 2,228,487      $(5,471,984)
                                                            =================       =============    ===========      ============

  General partner                                             $     113,816         $   (221,075)    $   131,400      $  (286,284)
                                                            =================       =============    ===========      ============

NET INCOME (LOSS) PER UNIT                                    $      357.88         $    (763.27)    $   392.86       $ (1,030.07)
                                                            =================       =============    ===========      ============




THE WILLOWBRIDGE FUND L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (unaudited)
=========================================================================================================================


                                                                                                               Total
                                                General Partner                  Limited Partners             Partners'
                                               Units       Amount             Units           Amount           Capital
                                            ========================      ============================     ==============

PARTNERS' CAPITAL, DECEMBER 31, 1997        195.626712   $ 680,879        5,036.432973    $ 17,529,305      $18,210,184

  Additions                                  58.713214     200,512          957.172476       2,995,103        3,195,615

  Redemptions                                    -            -            (810.210947)     (2,322,730)      (2,322,730)

  Net loss                                       -        (286,284)                -        (5,471,984)      (5,758,268)
                                            -----------   ---------       -------------     ------------     -----------

PARTNERS' CAPITAL, JUNE 30, 1998            254.339926     595,107         5,183.394502     12,729,694       13,324,801


PARTNERS' CAPITAL, DECEMBER 31, 1998        271.650937   1,073,390         5,264.157985     21,765,943       22,839,333

  Additions                                  59.097416     237,845           792.566709      3,270,138        3,507,983

  Redemptions                                    -            -             (538.034883)    (2,275,955)      (2,275,955)

  Net income                                     -         131,400                  -        2,228,487        2,359,887
                                            ----------    --------          ------------    -----------      -----------

PARTNERS' CAPITAL, JUNE 30, 1999            330.748353  $1,442,635         5,518.689811    $24,988,613      $26,431,248
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

Statement of Cash Flows - The Partnership has elected not to provide a statement of Cash Flows as permitted by Statement of Financial Accounting Standard No 102, Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.

Allocation of Profits (Losses) and Fees - Net realized and unrealized trading gains and losses, interest income and other operating income and expenses are allocated to the partners monthly in proportion to their capital account balance, as defined in the Agreement.

The General Partner was paid a management fee equal to one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year-end. Such fees amounted to $228,393 and $182,103 in the six months ended June 30, 1999 and the year ended December 31, 1998, respectively.

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

The CTA rebates to the Partnership the incentive and management fees incurred by certain partners including Willowbridge employees who are also limited partners in the Partnership. Incentive and management fees are presented in the Partnership's financial statements gross of any amounts rebated by the CTA. The rebate to the Partnership is recorded on the Partnership's financial statements as a capital contribution. The incentive and management fees rebated to these partners in the six months ended June 30, 1999 and the year ended December 31, 1998 were $38,546 and $44,264, respectively.

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

Recently Issued Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"). Such Statement is effective for fiscal years commencing after July 1, 2000. The General Partner does not believe that the Statement will have a significant effect on the financial statements of the Partnership.

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

Beginning in January 1997 and until the close of business on May 1, 1998, the assets of the Partnership were allocated evenly between the Advisor's Primary Progarm and the Advisor's Mtech Trading Approach. The Primary Program consists of three computer-based, quantitative trading systems. The Mtech Trading Approach is a highly discretionary approach managed by Michael Y. Gan, the Executive Vice President of the Advisor. Effective June 1, 1998, the General Partner re-allocated all of the Partnership's assets to the Primary Program because the Mtech Trading Approach experienced year-to-date losses of greater than 35%.

Results of Operations

Comparison of Three Months Ended June 30, 1999 and 1998

For the quarter ended June 30, 1999, the Partnership had trading profits comprised of $727,895 in realized gains on closed positions, $2,166,973 in net change in unrealized gains on open futures and options contracts and $268,823 in interest income. For the same quarter in 1998, the Partnership had trading losses comprised of $3,390,088 in realized losses on closed positions, $821,734 in net change in unrealized losses on open futures and options contracts and $171,593 in interest income.

In April 1999, trading was profitable in foreign currencies, European curriences, energy complex and meats. Unprofitable positions in domestic financial instruments, corn and wheat offset some gains. The Partnership recorded a gain of $1,473,033 or $252.22 per unit. In May 1999, trading was unprofitable in foreign currencies, energy complex, base metals and coffee. Profitable positions in foreign and domestic financial instruments failed to offset the losses. The Partnership recorded a loss of $1,307,824 or $224.08 per unit. In June 1999, trading was profitable in foreign and domestic financial instruments, energy complex, meats and base metals. Unprofitable positions in foreign currencies and coffee offset some profits. The Partnership recorded a gain of $1,961,942 or $329.74 per unit.

In April 1998, trading was unprofitable in financial instruments, currencies, precious metals and energy complex. The Partnership recorded a loss of $3,273,418 or $579.25 per unit. In May 1998, trading was unprofitable in silver and grains. Profitable positions in the Japanese Yen and foreign financial instruments failed to offset the losses. The Partnership recorded a loss of $614,511 or $107.57 per unit. In June 1998, trading was unprofitable in foreign currencies and grains. Profitable positions in domestic and foreign financial instruments failed to offset the losses. The Partnership recorded a loss of $420,331 or $76.45 per unit.

For the quarter ended June 30, 1999, the Partnership had expenses comprised of $266,942 in brokerage commissions (including clearing and exchange fees), $64,902 in management fees, $710,036 in incentive fees and $34,660 in administrative expenses. For the same quarter in 1998, the Partnership had expenses comprised of $138,497 in brokerage commissions (including clearing and exchange fees), $36,011 in management fees and $93,523 in administrative expenses. The Partnership had no incentive fees for the quarter ended June 30, 1998 as trading losses were not recouped. Brokerage commissions and management fees vary primarily as a result of changes in assets under management. Incentive fees are generated by quarterly profits. As assets under management and year to date profits increased in the quarter ended June 30, 1999, as compared to the quarter ended June 30, 1998, brokerage commissions, management fees and incentive fees also increased for the three month period. Administrative fees consist primarily of legal and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended. The Partnership became subject to such reporting requirements in April 1998.

As a result of the above, the Partnership recorded a gain of $2,127,151 or $357.88 per unit for the quarter compared to a loss of $4,308,260, or $763.27 per unit for the same quarter in 1998.

At June 30, 1999, the net asset value of the Partnership was $26,431,248 compared to its net asset value of $22,839,333 at December 31, 1998. The net asset value per unit at June 30, 1999 was $4,518.60 compared to $4,125.74 at December 31, 1998.

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

Comparison of Six Months Ended June 30, 1999 and 1998

For the six months ended June 30, 1999, the Partnership had trading profits comprised of $245,916 in realized gains on closed positions, $3,284,761 in net change in unrealized gains on open futures and options contracts and $522,605 in interest income. For the same six month period in 1998, the Partnership had trading losses comprised of $4,964,935 in realized losses on closed positions, $438,712 in net change in unrealized losses on open futures and options contracts and $388,952 in interest income.

During the six months ended June 30, 1999, profits were generated primarily from European curencies and domestic and foreign financial instruments. Profitable positions in meats also generated gains. Unprofitable positions in foreign currencies and coffee offset some gains. In January 1999, trading was unprofitable in domestic financial instruments and foreign currencies. The Partnership recorded a loss of $754,373 or $132.99 per unit. For the same month in 1998, trading was profitable in domestic and foreign financial instruments, silver and food products. The Partnership recorded a gain of $1,666,034 or $305.17 per unit during January 1998. In February 1999, trading was profitable in foreign and domestic financial instruments, foreign currencies, and base metals. The Partnership recorded a gain of $1,542,118 or $263.58 per unit. For the same month in 1998, the Partnership recorded its second worst month in its history. Trading losses were incurred in the Japanese Yen, food products, grains and domestic financial instruments. Profits were derived from silver. The Partnership recorded a loss of $2,993,297 or $550.98 per unit during February 1998. In March 1999, trading was unprofitable in European currencies, coffee and silver. Profitable positions in foreign currencies, foreign financial instruments and natural gas offset some losses. The Partnership recorded a loss of $555,009 or $95.61 per unit. For the same month in 1998, positions in the U.S. dollar produced most of the gains, however, these were largely offset by losses in domestic and foreign financial instruments, food products and grains. The Partnership recorded a loss of $122,744 or $20.99 per unit during March 1998. In April 1999, trading was profitable in foreign currencies, European currencies, energy complex and meats.

Unprofitable positions in domestic financial instruments, corn and wheat offset some gains. The Partnership recorded a gain of $1,473,033 or $252.22 per unit. For the same month in 1998, trading was unprofitable in financial instruments, currencies, precious metals and energy complex. The Partnership recorded a loss of $3,273,418 or $579.25 per unit during April 1998. In May 1999, trading was unprofitable in foreign currencies, energy complex, base metals and coffee. Profitable positions in foreign and domestic financial instruments failed to offset the losses. The Partnership recorded a loss of $1,307,824 or $224.08 per unit. For the same month in 1998, trading was unprofitable in silver and grains. Profitable positions in the Japanese Yen and foreign financial instruments failed to offset the losses. The Partnership recorded a loss of $614,511 or $107.57 per unit during May 1998. In June 1999, trading was profitable in foreign and domestic financial instruments and energy complex, meats and base metals. Unprofitable positions in foreign currencies and coffee offset some profits. The Partnership recoded a gain of $1,961,942 or $329.74 per unit. For the same month in 1998, trading was unprofitable in foreign currencies and grains. Profitable positions in domestic and foreign financial instruments failed to offset the losses. The Partnership recorded a loss of $420,331 or $76.45 per unit during June 1998. On June 1, 1998, the Partnership ceased using Willowbridge Associates Inc.'s Mtech Trading Approach and all the Partnership's assets were re-allocated to Willowbridge's Primary Program, consisting of the Argo, Vulcan and Siren quantitative, computer-based trading systems currently used by the Partnership. Since Mtech experienced a loss of greater than 35% for 1998, the General Partner decided to terminate trading pursuant to Mtech.

For the six months ended June 30, 1999, the Partnership had expenses comprised of $462,471 in brokerage commissions (including clearing and exchange fees), $353,177 in management fees, $808,378 in incentive fees and $71,369 in administrative expenses. For the same six months in 1998, the Partnership had expenses comprised of $309,808 in brokerage commissions (including clearing and exchange fees), $265,890 in management fees and $167,875 in administrative expenses. The Partnership had no incentive fees for the six months ended June 30, 1998 as trading losses were not recouped. Brokerage commissions and management fees vary primarily as a result of changes in assets under management. Incentive fees are generated by quarterly profits. As assets under management and year to date profits increased in the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, brokerage commissions, management fees and incentive fees also increased for the six month period. Administrative fees consist primarily of legal and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended. The Partnership became subject to such reporting requirements in April 1998.

As a result of the above, the Partnership recorded a gain of $2,359,887 or $392.86 per unit for the six month period compared to a loss of $5,758,268, or $1,030.07 per unit for the same period in 1998.

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

Year 2000 Issues

Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Y2K" problem). The Partnership use both the Advisor and an administrator, Derivatives Portfolio Management, LLC (the "Administrator") herein together the "Y2K Parties", to trade, record and process transactions. The discussion below of the actions of the Y2K Parties are based on their representations to the General Partner. As the millennium approaches, the Y2K Parties have undertaken initiatives to address the Year 2000 problem. The Y2K Parties believe that they have identified and evaluated their internal Y2K problem and that they are devoting sufficient resources to renovating technology systems that are not already Year 2000 compliant. The Y2K Parties expect the renovation phase (as discussed below), testing efforts and integration of the Year 2000 programs to be substantially completed by the end of the third quarter 1999. As of the quarter ended June 30, 1999, the testing efforts and integration of the Year 2000 programs are substantially underway.

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

To ensure that the Partnership's computer systems are Y2K compliant, a team of information technology professionals have been preparing for the Y2K problem. The Y2K Parties have reviewed each of their systems and programs to identify those that contain two-digit year codes. The Y2K Parties have assessed the amount of programming required to upgrade or replace each of the affected programs with the goal of completing all relevant internal software remediation and testing by the end of the third quarter of 1999. In addition, the Y2K Parties are actively working with all their major external counterparties and service providers to assess their compliance efforts and exposure to them.

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

The Y2K Parties are validating that a renovated system is functionally the same as the existing production version, that renovation has not introduced defects, and that expanded or windowed date fields continue to handle current dates properly. Steps have been taken and are ongoing to validate that a system can run successfully in a Y2K environment. Finally, the Y2K Parties are validating that a system can successfully interface with both internal and external systems. These efforts will be continued throughout the remainder of 1999.

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

The Partnership will not incur any material cost for Y2K expenditures and such expenditures would not have an effect on the Partnership's results of operations or financial condition. These costs are incurred by the Y2K Parties, independently of each other. The Partnership has no contingency plans in the event the Y2K Parties are unable to timely resolve their Y2K problem.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership's primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on the basis of mark-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized. The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of June 30, 1999, by market sector:

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

         Currency: The Partnership's currency exposure is to exchange rate fluctuations, primarily in the following countries: England, Japan, Switzerland other G-7 countries. Additionally, the Partnership has exposure to countries comprising the Euro. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future.

         Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of copper and silver. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. Sugar accounted for the Partnership's primary soft commodities exposure as of June 30, 1999. Additionally, the Partnership has commodity exposures in soymeal, wheat, cattle and hogs at June 30, 1999 which are also affected by weather matters as well as seasonal supply and demand factors. The Partnership also has exposure in the primary energy commodities; namely crude oil, heating oil, gasoline and natural gas. The price of these commodities is highly influenced by political conditions in the Middle East, as well as general supply and demand factors.

The Partnership measures its market risk related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used June 30, 1999 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments.

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

The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose, though deemed immaterial, the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of June 30, 1999.

The potential loss in earnings for each market risk exposure as of June 30, 1999 was:

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

Reports on Form 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              THE WILLOWBRIDGE FUND L.P.


Date:  August 12, 1999                        By:  Ruvane Investment Corporate
                                                   its General Partner

                                                   By:  /s/ Robert L. Lerner
                                                        Robert L. Lerner
                                                        President