Form 10-Q
period 1999-09-30
WILLOWBRIDGE FUND LP
filed 1999-11-15
CIK 794775

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q




(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



              For the Quarterly Period Ended September 30, 1999



( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from ______________ to ______________



Commission File No. 000-23529
                                  I.R.S. Employer Identification No. 22-678474



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

                  YES __X__                        NO _________

                         THE WILLOWBRIDGE FUND L.P.
                             INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION
                                                                          Page
Item 1.  Unaudited Consolidated Financial Statements.........................2

         Statements of Financial Condition as of September 30, 1999
         (unaudited) and December 31, 1998...................................2

         Statements of Operations For the Three Months Ended
         September 30, 1999 and 1998 and For the Nine Months
         Ended September 30, 1999 and 1998 (unaudited).......................3

         Statements of Changes in Partners' Capital for the Nine Months
         Ended September 30, 1999 and 1998 (unaudited) ......................4

         Notes to Financial Statements for the Nine Months Ended
         September 30, 1999 (unaudited) and the Year Ended
         December 31, 1998 ..................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation............................................6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........11

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.................................................12

Item 2.   Changes in Securities and Use of Proceeds.........................12

Item 3.   Defaults Upon Senior Securities...................................12

Item 4.   Submission of Matters to a Vote of Security Holders...............12

Item 5.   Other Information.................................................12

Item 6.   Exhibits and Reports on Form 8-K..................................12



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

THE WILLOWBRIDGE FUND L.P.

STATEMENTS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 1999 (unaudited) AND DECEMBER 31, 1998
---------------------------------------------------------------------------------------------------------
                                                                             September 30,   December 31,
                                                                                 1999           1998
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
  Due from broker                                                             $ 24,906,013  $ 23,023,260
  Net unrealized appreciation on open futures contracts                          1,855,493       197,957
                                                                               -----------   -----------
                                                                                26,761,506    23,221,217

CASH IN BANK                                                                       832,184       205,741

ACCOUNTS RECEIVABLE                                                                 37,091        32,006
                                                                               -----------   -----------
TOTAL ASSETS                                                                  $ 27,630,781  $ 23,458,964
                                                                               ===========   ===========


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Advanced subscriptions                                                      $    493,694  $    161,822
  Redemptions payable                                                              131,485       269,771
  Accrued management fees                                                           67,305        59,116
  Accrued incentive fees                                                              --          85,182
  Other accrued expenses                                                             4,176        43,740
                                                                               -----------   -----------
                                                                                   696,660       619,631
                                                                               -----------   -----------

PARTNERS' CAPITAL:
  Limited partners (5,626.631663 and 5,264.157985 fully redeemable
    units at September 30, 1999 and December 31, 1998, respectively)            25,476,079    21,765,943
  General partner (334.162071 and 271.650937 fully redeemable
    units at September 30, 1999 and December 31, 1998, respectively)             1,458,042     1,073,390
                                                                               -----------   -----------
                                                                                26,934,121    22,839,333
                                                                               -----------   -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                       $ 27,630,781  $ 23,458,964
                                                                               ===========   ===========

NET ASSET VALUE PER UNIT
(Based on 5,960.793734 and 5,535.808922 units outstanding
   at September 30, 1999 and December 31, 1998, respectively)                 $   4,518.55  $   4,125.74
                                                                               ===========   ===========


THE WILLOWBRIDGE FUND L.P.

STATEMENTS OF INCOME (LOSS)
--------------------------------------------------------------------------------------------------------------------------------
                                                    For the three       For the three        For the nine         For the nine
                                                     months ended        months ended        months ended         months ended
                                                  September 30, 1999  September 30, 1998  September 30, 1999  September 30, 1998

INCOME:
  Gains (losses) on trading of commodity
    futures, forwards and options:
    Realized gains (losses) on closed
      positions, net                                 $ 1,666,095         $ 3,957,834          $ 1,912,011         $(1,007,101)
    Net change in unrealized gains (losses)
      on open futures, forwards and options           (1,627,225)          5,582,990            1,657,536           5,144,278
                                                     -----------         -----------          -----------         -----------

           Total trading profits                          38,870           9,540,824            3,569,547           4,137,177

  Interest income                                        298,873             151,418              821,479             540,370
                                                     -----------         -----------          -----------         -----------

           Total income                                  337,743           9,692,242            4,391,026           4,677,547
                                                     -----------         -----------          -----------         -----------

EXPENSES:
  Brokerage commissions                                  239,163             135,998              701,634             445,806
  Management fees                                         67,305              46,762              420,482             312,652
  Incentive fees                                              --                  --              806,378                  --
  Administrative expenses                                 26,227              69,784               97,596             237,659
                                                     -----------         -----------          -----------         -----------

           Total expenses                                332,695             252,544            2,026,090             996,117
                                                     -----------         -----------          -----------         -----------
NET INCOME                                           $     5,048         $ 9,439,698          $ 2,364,936         $ 3,681,430
                                                     ===========         ===========          ===========         ===========

NET INCOME (LOSS):

  Limited partners                                   $     5,063         $ 9,031,999          $ 2,233,550         $ 3,560,015
                                                     ===========         ===========          ===========         ===========

  General partner                                    $       (15)        $   407,699          $   131,386         $   121,415
                                                     ===========         ===========          ===========         ===========

NET (LOSS) INCOME PER UNIT                           $     (0.05)        $  1,625.04          $    392.81         $    594.97
                                                     ===========         ===========          ===========         ===========







THE WILLOWBRIDGE FUND L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (unaudited)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Total
                                                   General Partner                 Limited Partners               Partners'
                                                Units            Amount         Units            Amount            Capital
                                                -----------------------    ------------------------------       ------------

PARTNERS' CAPITAL, DECEMBER 31, 1997           195.626712   $   680,879      5,036.432973    $  17,529,305      $ 18,210,184

  Additions                                     68.243919       226,308      1,477.794377        4,394,342         4,620,650

  Redemptions                                         -             -       (1,007.008070)      (2,992,335)       (2,992,335)

  Net income                                          -         121,415               -          3,560,015         3,681,430
                                               ----------   -----------     -------------     ------------      ------------

PARTNERS' CAPITAL, SEPTEMBER 30, 1998          263.870631     1,028,602      5,507.219280       22,491,327        23,519,929


PARTNERS' CAPITAL, DECEMBER 31, 1998           271.650937     1,073,390      5,264.157985       21,765,943        22,839,333

  Additions                                     62.511134       253,266        975.461670        4,094,579         4,347,845

  Redemptions                                         -             -         (612.987992)      (2,617,993)       (2,617,993)

  Net income                                          -         131,386               -          2,233,550         2,364,936
                                               ----------   -----------     -------------    -------------      ------------

PARTNERS' CAPITAL, SEPTEMBER 30, 1999          334.162071   $ 1,458,042      5,626.631663    $  25,476,079      $ 26,934,121
                                              ===========   ===========     =============    =============      ============


THE WILLOWBRIDGE FUND L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (unaudited)
AND THE YEAR ENDED DECEMBER 31, 1998

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

2.   ORGANIZATION

The Willowbridge Fund L.P. (the "Partnership") (formerly Empire Futures
Fund L.P.), a Delaware limited partnership, was organized on January 24, 1986. The Partnership is engaged in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts and forward contracts. The General Partner, Ruvane Investment Corporation ("General Partner"), is registered as a Commodity Pool Operator and a Commodity Trading Advisor with the Commodity Futures Trading Commission. The General Partner is required by the Limited Partnership Agreement, as amended and restated (the "Agreement") to contribute an amount equal to one percent of the aggregate capital raised by the Partnership. The Agreement requires that all subscriptions are subject to a one percent administrative charge payable to the General Partner.

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

The General Partner was paid a management fee equal to one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year-end. Such fees amounted to $228,393 and $182,103 in the nine months ended September 30, 1999 and the year ended December 31, 1998, respectively.

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

The CTA rebates to the Partnership the incentive and management fees incurred by certain partners including Willowbridge employees who are also limited partners in the Partnership. Incentive and management fees are presented in the Partnership's financial statements gross of any amounts rebated by the CTA. The rebate to the Partnership is recorded on the Partnership's financial statements as a capital contribution. The incentive and management fees rebated to these partners in the nine months ended September 30, 1999 and the year ended December 31, 1998 were $58,019 and $44,264, respectively.

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

Recently Issued Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"). In June 1999, such Statement was amended by Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.133" to defer the effective date of the Statement to Fiscal Years commencing after June 15, 2000. The General Partner does not believe that the Statement will have a significant effect on the financial statements of the Partnership.

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

Until the close of business on May 1, 1998, the assets of the Partnership were allocated evenly between the Advisor's Primary Program and the Advisor's Mtech Trading Approach. The Primary Program consists of three computer-based, quantitative trading systems. The Mtech Trading Approach is a highly discretionary approach managed by Michael Y. Gan, the Executive Vice President of the Advisor. Effective June 1, 1998, the General Partner re-allocated all of the Partnership's assets to the Primary Program because the Mtech Trading Approach experienced year-to-date losses of greater than 35%.

Results of Operations

Comparison of Three Months Ended September 30, 1999 and 1998

For the quarter ended September 30, 1999, the Partnership had trading profits comprised of $1,666,095 in realized gains on closed positions, $1,627,225 in net change in unrealized losses on open futures and options contracts and $298,873 in interest income. For the same quarter in 1998, the Partnership had trading gains comprised of $3,957,834 of realized gains on closed positions, $5,582,990 in net change in unrealized losses on open futures and options contracts and $151,418 in interest income.

In July 1999, trading was profitable in the energy complex and foreign financial instruments and the Partnership recorded a gain of $608,326 or $103.00 per unit. In August 1999, trading was unprofitable in European currencies and foreign and domestic financial instruments, resulting in a loss of $939,937 or $159.26 per unit. In September 1999, trading was profitable in the energy complex and metals and the Partnership recorded a gain of $336,659 or $56.21 per unit.

In July 1998, trading was unprofitable in financial instruments, the soybean complex and copper. Gains made in the Japanese Yen, foreign financial instruments and gold failed to offset the losses. The Partnership recorded a loss of $237,432 or $41.07 per unit. In August 1998, trading was extremely profitable in both foreign and domestic financial instruments. Unprofitable positions in foreign currencies produced some offsetting losses. The Partnership recorded a gain of $4,420,675 or $767.79 per unit. I September 1998, trading was extremely profitable in both foreign and domestic financial instruments and in foreign currencies. Trading was unprofitable in gold and the energy sector. The Partnership recorded a gain of $5,256,455 or $898.32 per unit.

For the quarter ended September 30, 1999, the Partnership had expenses comprised of $239,163 in brokerage commissions (including clearing and exchange fees), $67,305 in management fees and $26,227 in administrative expenses. The Partnership had no incentive fees for the quarter ended September 30, 1999 as incentive fees are generated by quarterly profits and the quarterly trading losses were not recouped. For the same quarter in 1998, the Partnership had expenses comprised of $135,998 in brokerage commissions (including clearing and exchange fees), $46,762 in management fees and $69,784 in administrative expenses. The Partnership had no incentive fees for the quarter ended September 30, 1998 as incentive fees are generated by quarterly profits and the quarterly trading losses were not recouped. Brokerage commissions and management fees vary primarily as a result of changes in assets under management. As assets under management increased in the quarter ended September 30, 1999, as compared to the quarter ended September 30, 1998, brokerage commissions and management fees also increased for the three month period. Administrative fees consist primary of legal and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended. The Partnership became subject to such reporting requirements in April 1998.

As a result of the above, the Partnership recorded a gain of $5,048 or a loss of $.05 per unit for the quarter compared to a gain of $9,439,698, or $1,625.04 per unit for the same quarter in 1998. Although the Partnership recorded a gain for the quarter ended September 30, 1999, a loss per unit was incurred as a decrease in income per unit was experienced as compared to the prior quarter.

At September 30, 1999, the net asset value of the Partnership was $26,934,121 compared to its net asset value of $22,839,333 at December 31, 1998. The net asset value per unit at September 30, 1999 was $4,518.55 compared to $4,125.74 at December 31, 1998.

During the quarter, the Partnership had no credit exposure to a counterparty that is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

Comparison of Nine Months Ended September 30, 1999 and 1998

For the nine ended September 30, 1999, the Partnership had trading profits comprised of $1,912,011 in realized gains on closed positions, $1,657,536 in net change in unrealized gains on open futures and options contracts and $821,479 in interest income. For the same nine month period in 1998, the Partnership had trading gains comprised of $1,007,101 in realized losses on closed positions, $5,144,278 in net change in unrealized gains on open futures and options contracts and $540,370 in interest income.

During the nine months ended September 30, 1999, profits were generated primarily from the energy complex, including gasoline, crude and heating oil and positions in Japanese Yen also generated gains. Unprofitable positions in European currencies, Swiss Franc and domestic financial instruments offset some gains. In January 1999, trading was unprofitable in domestic financial instruments and foreign currencies and the Partnership recorded a loss of $754,373 or $132.99 per unit. For the same month in 1998 trading was profitable in domestic and foreign financial instruments, silver and food products and the Partnership recorded a gain of $1,666,034 or $305.17 per unit. In February 1999, trading was profitable in foreign and domestic financial instruments, foreign currencies, and base metals and the Partnership recorded a gain of $1,542,118 or $263.58 per unit. For the same month in 1998, the Partnership recorded its second worst month in its history. Trading losses were incurred in the Japanese Yen, food products, grains and domestic financial instruments and profits were derived from silver as the Partnership recorded a loss of $2,993,297 or $550.98 per unit. In March 1999, trading was unprofitable in European currencies, coffee and silver. Profitable positions in foreign currencies, foreign financial instruments and natural gas offset some losses and the Partnership recorded a loss of $555,009 or $95.61 per unit. For the same month in 1998, positions in the U.S. dollar produced most of the gains, however, these were largely offset by losses in domestic and foreign financial instruments, food products and grains and the Partnership recorded a loss of $122,744 or $20.99 per unit. In April 1999, trading was profitable in foreign currencies, European currencies, energy complex and meats. Unprofitable positions in domestic financial instruments, corn and wheat offset some gains and the Partnership recorded a gain of $1,473,033 or $252.22 per unit. For the same month in 1998, trading was unprofitable in financial instruments, currencies, precious metals and energy complex and the Partnership recorded a loss of $3,273,418 or $579.25 per unit. In May 1999, trading was unprofitable in foreign currencies, energy complex, base metals and coffee. Profitable positions in foreign and domestic financial instruments failed to offset the losses and the Partnership recorded a loss of $1,307,824 or $224.08 per unit. For the same month in 1998, trading was unprofitable in silver and grains. Profitable positions in the Japanese Yen and foreign financial instruments failed to offset the losses and the Partnership recorded a loss of $614,511 or $107.57 per unit. In June 1999, trading was profitable in foreign and domestic financial instruments and energy complex, meats and base metals. Unprofitable positions in foreign currencies and coffee offset some profits and the Partnership recoded a gain of $1,961,942 or $329.74 per unit. For the same month in 1998, trading was unprofitable in foreign currencie and grains. Profitable positions in domestic and foreign financial instruments failed to offset the losses and the Partnership recorded a loss of $420,331 or $76.45 per unit. In July 1999, trading was profitable in the energy complex and foreign financial instruments and the Partnership recorded a gain of $608,326 or $103.00 per unit. For the same month in 1998, trading was unprofitable in financial instruments, the soybean complex and copper. Gains made in the Japanese Yen, foreign financial instruments and gold failed to offset the losses and the Partnership recorded a loss of $237,432 or $41.07 per unit. In August 1999, trading was unprofitable in European currencies and foreign and domestic financial instruments and the Partnership recorded a loss of $939,937 or $159.26 per unit. For the same month in 1998, trading was extremely profitable in both foreign and domestic financial instruments. Unprofitable positions in foreign currencies produced some offsetting losses and the Partnership recorded a gain of $4,420,675 or $770.25 per unit. In September 1999, trading was profitable in the energy complex and metals and the Partnership recoded a gain of $336,659 or $56.21 per unit. For the same month in 1998, trading was extremely profitable in both foreign and domestic financial instruments and in foreign currencies. Trading was unprofitable in gold and the energy sector and the Partnership recorded a gain of $5,256,455 or $901.21 per unit.

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

For the nine months ended September 30, 1999, the Partnership had expenses comprised of $701,634 in brokerage commissions (including clearing and exchange fees), $420,482 in management fees, $806,378 in incentive fees and $97,596 in administrative expenses. For the same nine months in 1998, the Partnership had expenses comprised of $445,806 in brokerage commissions (including clearing and exchange fees), $312,652 in management fees (including the General Partner's management fee) and $237,659 in administrative expenses. The Partnership had no incentive fees for the nine months ended September 30, 1998 as incentive fees are generated by quarterly profits and trading losses were not recouped. Brokerage commissions and management fees vary primarily as a result of changes in assets under management. As assets under management increased in the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, brokerage commissions and management fees also increased for the nine month period. As quarterly profits for the three and six months ending September 30, 1999 increased significantly, incentive fees during those periods also increased. Administrative fees consist primary of legal and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended. The Partnership became subject to such reporting requirements in April 1998.

As a result of the above, the Partnership recorded a gain of $2,364,936 or $392.81 per unit for the nine month period compared to a gain of $3,681,430, or $594.97 per unit for the same period in 1998.

Liquidity and Capital Resources

In general, the Advisor trades only those commodity interests that have sufficient liquidity to enable it to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." Pursuant to such regulations, no trades may be executed on any given day at prices beyond daily limits. The price of a futures contract occasionally has exceeded the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating its position. While the occurrence of such an event may reduce or eliminate the liquidity of a particular market, it will not eliminate losses and may, in fact, substantially increase losses because of the inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures o forward contract that the Partnership is trading, whether such illiquidity is caused by any of the above reasons or otherwise, the Partnership may be unable to liquidate its position prior to its expiration date, thereby requiring the Partnership to make or take delivery of the underlying interests of the commodity investment.

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

Year 2000 Issues

Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S.
and internationally (the "Y2K" problem). The Partnership use both the Advisor and an administrator, Derivatives Portfolio Management, LLC (the "Administrator") herein together the "Y2K Parties", to trade, record and process transactions. The discussion below of the actions of the Y2K
Parties are based on their representations to the General Partner. As the millennium approaches, the Y2K Parties have undertaken initiatives to address the Year 2000 problem. The Y2K Parties believe that they have identified and evaluated their internal Y2K problem and that they are devoting sufficient resources to renovating technology systems that are not already Year 2000 compliant. As of September 30, 1999, the Y2K Parties believe the renovation phase (as discussed below), testing efforts and integration of the Year 2000 programs are substantially complete.

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

To ensure that the Partnership's computer systems are Y2K compliant, a team of information technology professionals have been preparing for the Y2K problem. The Y2K Parties have reviewed each of their systems and programs to identify those that contain two-digit year codes. The Y2K Parties have assessed the amount of programming required to upgrade or replace each of the affected programs. In addition, the Y2K Parties are actively working with all their major external counterparties and service providers to assess their compliance efforts and exposure to them.

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

The Partnership will not incur any material cost for Y2K expenditures and such expenditures would not have an affect on the Partnership's results of operations or financial condition. These costs are incurred by the Y2K Parties, independently of each other. The Partnership has developed a contingency plan in the event the Y2K Parties are unable to timely resolve their Y2K problem.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership's primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on the basis of mark-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership's ope positions is directly reflected in the Partnership's earnings, whether realized or unrealized. The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of September 30, 1999, by market sector:

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

         Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of copper and silver. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. Sugar accounted for the Partnership's primary soft commodities exposure as of September 30, 1999. Additionally, the Partnership has commodity exposures in soymeal, wheat, cattle and hogs at September 30, 1999 which are also affected by weather matters as well as seasonal supply and demand factors.

The Partnership also has exposure in the primary energy commodities; namely crude oil, heating oil, gasoline and natural gas. The price of these commodities is highly influenced by political conditions in the Middle
East, as well as general supply and demand factors. The Partnership measures its market risk related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices.
The Partnership used September 30, 1999 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments.

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

The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose, though deemed immaterial, the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of September 30, 1999.

The potential loss in earnings for each market risk exposure as of September 30, 1999 was:

Trading portfolio:
         Commodity price risk               $2,862,253
         Interest rate risk                 $2,333,750
         Currency exchange rate risk        $2,696,095

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

                                SIGNATURES
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE WILLOWBRIDGE FUND L.P.



Date:  November 12, 1999                By:  Ruvane Investment Corporation
                                             its General Partner

                                             By:  /s/ Robert L. Lerner
                                                 --------------------------
                                                  Robert L. Lerner
                                                  President