Form 10-K
period 1999-12-31
WILLOWBRIDGE FUND LP
filed 2000-03-31
CIK 794775

1999



                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-K

(Mark One)
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1999 or |_| Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
For the transition period from ________________ to _________________
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |x|

     As of March 1, 2000 the aggregate market value of the limited partnership interests of the registrant held by non-affiliates of the registrant was approximately $24,579,641.

                                   PART I

ITEM 1.    Business.

Summary
- -------
         The Willowbridge Fund, L.P. (the "Partnership") is a limited partnership organized under the Delaware Revised Uniform Limited Partnership Act. The business of the Partnership is to trade, buy, sell or otherwise acquire, hold or dispose of commodity futures contracts, options on physical commodities and on commodity futures contracts, forward contracts, and any rights pertaining thereto ("Commodity Interests") and to engage in all activities incident thereto. The objective of the Partnership is the appreciation of its assets through speculative trading.

         Ruvane Investment Corporation, a Delaware corporation (the "General Partner"), is the general partner of the Partnership. The Partnership and the General Partner maintain their principal business office at 4 Benedek Road, Princeton, New Jersey 08540. The telephone number for the Partnership and the General Partner is (609) 921-0717, the facsimile number is (609) 921-0577, and their e-mail address is ruvane@sprintmail.com. The General Partner has been registered with the Commodity Futures Trading Commission ("CFTC") pursuant to the Commodity Exchange Act, as amended (the "CEA"), as a Commodity Pool Operator ("CPO") since August 8, 1995, as a Commodity Trading Advisor ("CTA") since January 12, 1990 and as an introducing broker since May 8, 1995, and is a member of the National Futures Association ("NFA") in such capacities. See " -- The General Partner."

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

         All of the Partnership's assets are traded pursuant to the Primary Investment Program, utilizing three of the trading systems operated by the Advisor. The three trading systems utilized under the Primary Investment Program are computer-based, quantitative systems that trade in domestic and foreign financial instruments, currencies, precious metals and other commodities such as grains, foods and energy products. See
"Trading Programs---Allocation of Capital." The General Partner believes that the combination of several investment strategies and global market exposure reduces the Partnership's dependence on the success of any single strategy while positioning the Partnership to participate in economic trends in different markets. Nonetheless, in many cases the markets traded by the individual trading strategies overlap and the positions held by the Partnership at any particular point in time may result in different concentrations in any group of markets, which may reduce the diversity of the Partnership's investments. See "Risk Factors---Partnership's Market Positions May Lack Diversity."

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

         The General Partner is responsible for the allocation of the Partnership's capital among various investment programs. The Partnership's capital currently is allocated to the Primary Investment Program of the Advisor. See " -- Trading Programs." The General Partner, in the future, may allocate the Partnership's assets to other trading programs. In addition, the General Partner may introduce the Partnership's trades to the Partnership's commodity brokers. Under the terms of the Amended and Restated Limited Partnership Agreement of the Partnership (the "Partnership Agreement"), the General Partner will maintain its capital contributions to the Partnership in an amount equal to 1% of the aggregate capital raised by the Partnership from time to time. As of December 31, 1999, the General Partner owned approximately $1,447,031 of general partnership interests in the Partnership. The General Partner is a Delaware Corporation organized in January 1990. The principal of the General Partner is Robert L. Lerner. See "Directors and Executive Officers."

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

Investment Philosophy

         The General Partner believes that, if an investor utilizes a disciplined approach to managing risk, and is appropriately capitalized, the investor will earn a premium for bearing risk. It is this premium that is the source of returns to futures investing. The returns to futures investing are driven by events that upset the supply and demand equilibrium of the underlying commodity market. For example, a change in the prime rate will affect interest rate and currency instruments, a drought will alter the production expectations for agricultural products, or the prospect of a war in the Middle East will cause the prices of crude oil and its derivatives to fluctuate. It is during these periods of disruption that the risk premium generally is paid. Conversely, when commodity markets are stable and directionless, returns from risk premiums are not to be expected. Since traditional investment instruments like stocks and bonds perform poorly during disruptive periods and well in a stable economic environment, a futures investment can offer the potential benefits of diversification to a traditional portfolio.

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

The Advisor

         The General Partner has selected Willowbridge Associates Inc. as the Partnership's trading advisor. The Advisor is a global trading advisor, managing over U.S. $976.3 million in client capital (U.S. $767.2 million of actual funds and U.S. $209.1 million of notional funds, or funds that clients have instructed the Advisor to trade but not deposited into their brokerage accounts) as of December 31, 1999 in futures, foreign exchange, interest rates and related markets for international banks, brokerage firms, pension funds, institutions and high net worth individuals. The Advisor was organized as a Delaware corporation in January 1988 and trades on a 24-hour basis in over 70 markets worldwide. The primary activity of Willowbridge is to buy, sell (including short sales), spread or otherwise trade in Commodity Interests. The Advisor may, to a limited extent, also trade in other instruments. The trading principals of the Advisor are Philip L. Yang and Michael Y. Gan.
See "Directors and Executive Officers."

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

Description of Trading Systems

         The trading systems used by the Advisor are proprietary and confidential. The descriptions herein, therefore, are, of necessity, general and not intended to be exhaustive.

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

         It is intended that approximately 15% to 40% of assets under management normally committed as margin for Commodity Interest trading, but from time to time the percentage of assets committed may be substantially more or less. Argo's positions will generally be held from 20 to 30 trading days. The largest monthly draw-down experienced by Willowbridge in using Argo was 23.75% and occurred in October 1999. The greatest peak-to-valley draw-down was 39.34% and occurred in the period between August 1997 to June 1998.

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

         The clearing brokers must comply with the settlement procedures established by the clearinghouse of each exchange where the clearing broker is a clearing member. The rules of exchange vary, but at a minimum the exchange guarantees performance on every contract to each of its clearing members. Thus, once a trade between two clearing members is matched by the exchange, the rights and obligations under the futures or options contract do not run between the original buyer and seller, but between the clearing member and the seller of the contract, and between the clearing member and the buyer. The clearinghouse sets a settlement price for settling all accounts between clearing members for each contract month. Unliquidated positions on outstanding contracts are marked to market at least once a day via midday and/or morning calls to determine any additional margin requirements. In general, a clearinghouse is backed by the membership and will act in the event of non-performance by one of its members or one of the member's customers, the intent of which is to significantly reduce credit risk. If a clearing broker is not a member of an exchange clearinghouse, it will comply with the settlement procedures established with the actual carrying brokers and will operate through them. Settlement of calls on such contracts may take an extra day on U.S. exchanges or two extra days on non-U.S. exchanges. Additional margin requirements are wire-transferred by the clearing brokers to the appropriate clearinghouse. During the years ended December 31, 1999 and 1998, the Partnership had no material credit risk exposure to a counterparty that is a foreign commodities exchange.

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

Break-Even Analysis

         As discussed above, the Partnership is obligated to pay trading and operational expenses and pay incentive fees, if any, which could materially affect the net results of an investment in the Partnership by reducing net profits or increasing net losses. The following table shows that the Partnership would have to make a 2.05% (5.97% if maximum 4% selling commission is charged) return on its investments ($513 ($1,492 if maximum
4% selling commission is charged) of trading income per $25,000 investment in the Partnership) in the first year in order for a limited partner to break even under the assumptions set forth in the accompanying notes. See "Charges to the Partnership" for a description of the fees and expenses charged to the Partnership. THE BREAK- EVEN ANALYSIS BELOW DOES NOT CONSTITUTE A REPRESENTATION BY THE PARTNERSHIP OR THE GENERAL PARTNER AS TO THE ACTUAL OPERATING EXPENSES OF THE PARTNERSHIP. FURTHERMORE, THERE CAN BE NO ASSURANCE THAT THE EXPENSES TO BE INCURRED BY THE PARTNERSHIP WILL NOT EXCEED THE AMOUNTS AS PROJECTED OR THAT THERE WILL BE NO OTHER EXPENSES.



                                   Break-Even Analysis

===============================================================================

Subscription Amount (1)                                              $25,000
Administrative Charge (2)                                                250
General Partner's Management Fee (3)                                     250
Partnership's Ordinary Operating Expenses (4)                            138
Trading Advisor's Management Fee (5)                                     250
Trading Advisor's Incentive Fee on Trading Profits (6)                     0
Brokerage Commissions (7)                                                875
Less Interest Income (8)                                              (1,250)

Amount of Trading Income Required per Minimum
         Subscription Amount for the Partnership's net
         asset value at the end of one year to equal the
         Minimum Subscription Amount                                    $513

Percentage of Minimum Subscription Amount                                2.05%

Amount   of Trading Income Required per Minimum Subscription
         Amount for the Partnership's net asset value at the
         end of one year to equal the Minimum Subscription
         Amount if 4% maximum selling commission is charged (9)       $1,492

Percentage of Minimum Subscription Amount
including 4% maximum selling commission (9)                              5.97%
===============================================================================

NOTES:
(1) The minimum purchase is ordinarily $25,000 of interests ($10,000 for benefit plan investors).
(2) Investors pay a one-time administrative fee of 1% of their capital contributions.
(3) Investors pay the General Partner an annual management fee of 1% of net assets.

(4) The Partnership's actual accounting, auditing, legal and other operating expenses will be borne by the Partnership. These expenses are expected to amount to approximately .55% of the Partnership's net asset value.
(5) Investors pay the Advisor a quarterly management fee of .25% of month-end net assets (1% per year).
(6) The Advisor will receive a quarterly incentive fee of 25% of New Profits (as defined on page 13). There will be no incentive fee at the break-even level, inasmuch as $513 in trading income, plus $1,250 in interest income, minus all of the fees and expenses shown above (totaling $1,763) results in $0 in New Profits.
(7)   Brokerage commissions are calculated at 3.5% of net asset value.
(8) The Partnership will earn interest on margin deposits with its clearing brokers. Based on current interest rates, interest income is estimated at 5.0% of net assets.
(9) Investors who subscribe through a selling agent may be charged a sales commission of up to 4% of the subscription amount, payable to the selling agent. The amount of the sales commission shall be determined between the investor and the selling agent.

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

Operating History of the Partnership

      The Partnership commenced trading in April 1991. The Partnership has realized a net loss through March 2000 and no assurance can be made as to the future performance of the Partnership. In addition, the Partnership's profitability has varied significantly from period to period. The results for any one period are not necessarily indicative of results for any other period.

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

Trading of Forward Contracts

      Forward contracts for the trading of certain commodities, such as currencies and metals, may be entered into on behalf of the Partnership with United States and foreign banks and dealers. A forward contract is a contractual right to purchase or sell a commodity at or before a specified date in the future at a specified price and, therefore, is similar to a futures contract. There are no limitations on daily price moves in forward contracts, and banks and dealers are not required to continue to make markets in such contracts. There have been periods during which certain banks and dealers have refused to quote prices for such forward contracts or have quoted prices with an unusually wide spread between the price at which the bank or dealer is prepared to buy and that at which it is prepared to sell. Governmental imposition of credit controls might limit currency forward contract trading. Neither the CFTC nor banking authorities regulate forward contract trading through United States banks and dealers, and foreign banks and dealers are not regulated by any United States government agency. With respect to its trading of forward contracts, the Partnership may be subject to the risk of bank or dealer failure and the inability of, or refusal by, a bank or dealer to perform with respect to such contracts. Any such default would deprive the Partnership of any profit potential or force the Partnership to cover its commitments for resale, if any, at the then market price and could result in losses to the Partnership and the Limited Partners. In addition, regulators, legislators and the courts have focused considerable attention recently on foreign currency trading in the interbank markets. In the event that the Partnership were to become unable to trade certain currency contracts, the prospect of the Partnership achieving its investment objectives could be materially adversely affected.

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

Experience of the General Partner; Reliance on Key Individuals

      The General Partner has operated only this commodity pool; however, the investment programs and trading strategies that are utilized by the Advisor to direct trading for the Partnership have been utilized to direct futures trading for other investors over varying periods of time. The success of the Partnership is dependent on the trading programs and strategies of the Advisor, which are executed by Mr. Philip Yang and Mr. Michael Gan. Mr. Yang is the sole shareholder of the Advisor; however, neither Mr. Yang nor Mr. Gan has an employment agreement with the Advisor. If any of these individuals were to become unavailable, there may be no adequate replacement who could carry out their respective functions.

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

                                         PART II

ITEM 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

         There currently is no established public trading market for the Limited Partnership Units. As of December 31, 1999, approximately 6,332 Partnership Units were held by 305 Limited Partners and the General Partner.

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

         From January 1, 1999 through December 31, 1999, a total of
795.8201 Partnership Units were sold for the aggregate net subscription amount of $3,357,080. Details of the sale of these Partnership Units are as follows:

Date of Sale                              Price of Units
------------                              --------------
1/1/99                                    $562,275.97
2/1/99                                    $1,470,573.47
3/1/99                                    $63,704.76
4/1/99                                    $450,725.32
5/1/99                                    $459,879.66
6/1/99                                    $500,824.03
7/1/99                                    $253,859.67
8/1/99                                    $154,627.40
9/1/99                                    $431,374.94
10/1/99                                   $874,525.60
11/1/99                                   $887,632.03
12/1/99                                   $414,916.05


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

Item 2.  Financial Information

Selected Financial Data

         Set forth below is certain selected historical financial data for the Partnership as of and for the five years ended December 31, 1999. The selected historical financial data as of and for the four years ended
December 31, 1999, derived from the financial statements of the Partnership, which were audited by Deloitte & Touche LLP. The selected historical financial data as of and for the year ended December 31, 1995 was derived from the financial statements of the Partnership, which were audited by Coopers & Lybrand LLP.

         SEE HARD COPY OF DRAFT FOR SELECTED FINANCIAL DATA

                                               (in thousands, except amounts per Unit)


                                                                     Year Ended December 31,
                                                  -----------------------------------------------------------

                                                  1999          1998         1997       1996        1995
                                                  ----          ----         ----       ----        ----
Operations Data:
Realized Gains (Losses) on Closed                 $267          $5,614      $(191)     $ 1,842      $  768
Positions
Net Change in Unrealized
              Gains (Losses) on                    661          (1,041)       897         (121)         24
              Open Futures and
              Options Contracts
Interest Income                                   1123             818        767          339          87
Incentive Fees                                     806              85        875          347         205
Brokerage Commissions (including
Clearing and Exchange Fees)                        935             651        492          148          18
Management Fees                                    484             372        266          101          29
Administrative Expenses                            134             295        115           83          38
Net (Loss) Income                                 (309)          3,989       (275)       1,379         587
Net (Loss) Income Per Unit of
Partnership Interest (for a Unit
Outstanding Throughout Each                        (37)            645        105          326         920
Year)
Financial Condition Data:

Limited Partners' Capital                       $24,440        $21,766      $17,529      $10,528      $2,839
General Partner's Capital                         1,447          1,073          681          276          88
Partners' Capital (Net Asset                     25,887         22,839       18,210       10,803       2,927
Value)
Total Assets                                     26,302         23,459       18,545       11,344       3,281
Net Asset Value per Unit                          4,088          4,126        3,481        3,376       3,050
Partnership Units Outstanding At                  6,332          5,536        5,232        3,201         959
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

              As of December 31, 1999, the assets of the Partnership were allocated for trading in Commodity Interests entirely to the Advisor's Primary Program. The Primary Program consists of the Argo, Vulcan and Siren computer-based, quantitative trading systems. During 1998, the General Partner of the Partnership changed the allocation for trading in Commodity Interests from approximately one-half the Advisor's Primary Program and approximately one-half the Advisor's Mtech Trading Approach to one hundred percent in the Primary Program. The decision to terminate trading pursuant to the Mtech Trading approach was prompted by the significant losses incurred in the first half of 1998.

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

Results of Operations

        Comparison of fiscal years ended December 31, 1999 and 1998

           As of December 31, 1999, the net asset value of the Partnership was $25,887,169 compared to its net asset value of $22,839,333 at December 31, 1998. The Partnership's 1999 subscriptions and redemptions totaled $6,524,919 and $3,167,839, respectively, compared to $5,792,282 and $5,151,808, respectively, in 1998. For the year ended December 31, 1999, the Partnership had trading profits of $927,638 and $1,123,472 in interest income. For that same period, the Partnership had expenses comprised of $806,378 in incentive fees, $935,448 in brokerage commissions including clearing and exchange fees, $484,069 in management fees and $134,459 in administrative expenses. This resulted in the Partnership having a net loss of $309,244, for 1999. The increases in brokerage commissions and management fees are attributable to growth in the net assets of the Partnership as a result of more subscriptions and fewer redemptions in 1999. Although the Partnership had less trading profits in 1999 compared with 1998, the significant increase in incentive fees was due to trading losses incurred in the first eight months of 1998, which had to be recouped before incentive fees could be accrued in the later months. The Partnership was profitable during the first half of 1999, and therefore incentive fees were accrued. The net asset value per Unit at December 31, 1999 decreased .9% from $4,125.74 at December 31,1998 to $4,088.55 at December 31,1999.


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

Year 2000 Compliance

     It is still possible that some computer systems could malfunction in the future because of the Year 2000 Problem or as a result of actions taken to address the Year 2000 problem. The General Partner does not anticipate that its services or those of the Partnership's other service providers will be adversely affected, but the General Partner will continue to monitor the situation. If malfunctions related to the Year 2000 Problem do arise, the Partnership and its investments could be negatively affected.

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

         The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of December 31,1999, by market sector:

              Interest Rate: Interest rate risk is the principal market exposure of the Partnership. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.
              Currency: The Partnership's currency exposure is to exchange rate fluctuations, primarily in the following countries: Germany, England, Japan, France, Switzerland, Australia, Canada and United States. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future, although it is difficult at this point to predict the effect of the introduction of the Euro on the Trading Advisors' currency trading strategies.
              Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of December 31, 1999, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

         The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used December 31, 1999 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments.

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

The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of December 31, 1999.

The potential loss in earnings for each market risk exposure as of December 31, 1999 was:

Trading portfolio:
              Commodity price risk               $3,243,926
              Interest rate risk                 $4,535,471
              Currency exchange rate risk        $1,371,198

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     As of December 31, 1999, approximately 6,332 Partnership Units were held by 305 Limited Partners and the General Partner. The following table sets forth certain information as of December 31, 1999 with respect to each person known to the Partnership to beneficially own more than 5% of the outstanding Partnership Units.


Name and Address                      Number of Limited       Percent of Total
of Beneficial Owner                   Partnership Units       Partnership Units
-------------------                   -----------------       -----------------

Kenneth Hart, Esq Gunster Yoakely         479.1142                7.495%
et al PA, Qualified Plans Master Trust
777 South Flager Drive
Suite 500 East
West Palm Beach, FL 33401

Ruvane Investments Corporation             353.9228                5.784%
4 Benedek Road
Princeton, NJ 08540

James O. Welch, Jr.                       368.9754                5.772%
200 DeForest Avenue
East Hanover, NJ 07936


     The Partnership has no directors or officers. The General Partner manages and conducts the business of the Partnership. As of December 31, 1999, the General Partner owned approximately $1,447,031 of general partner interests in the Company, or
353.9228 Partnership Units, representing approximately 6% of the total outstanding Partnership Units, and also beneficially owned 44.15 Limited Partnership Units. The General Partner is owned entirely by Robert L. Lerner and trusts for the benefit of him and his family.

Item 13.     Certain Relationships and Related Transactions

     The General Partner manages and conducts the business of the Partnership. To compensate the General Partner for its management of the Partnership, its monitoring of the Advisor's portfolio and its assumption of the financial burden of operating the Partnership, the General Partner receives management and other fees from the Partnership. See "Business -- Fees and Expenses." For the years ended December 31, 1999, 1998, and 1997, the General Partner received a management fee from the Partnership pursuant to the Partnership Agreement in the amounts of $228,393, $182,103, and 108,033, respectively. For the year ended December 31, 1999, the General Partner received administrative charges from the Limited Partners pursuant to the Partnership Agreement in the amount of $60,180. For the year ended December 31, 1999, the General Partner received $350,929 brokerage commissions from the Partnership.



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

Date:  March 31, 2000



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


                                           By: /s/ Robert L. Lerner
                                              -------------------------------
                                              Robert L. Lerner, President of
                                              Ruvane Corporation

Date:  March 31, 2000

                       INDEX TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                                                                         Page

INDEPENDENT AUDITORS' REPORT                                              F-2

FINANCIAL STATEMENTS:

     Statements of Financial Condition as of December 31, 1999
       and 1998                                                           F-3

     Statements of Income for the Years Ended December 31, 1999,
       1998 and 1997                                                      F-4

     Statements of Changes in Partners' Capital for the Years Ended
       December 31, 1999, 1998 and 1997                                   F-5

         Notes to Financial Statements                                    F-6

INDEPENDENT AUDITORS' REPORT

To the Partners of
    The Willowbridge Fund L.P.

We have audited the accompanying statements of financial condition of The Willowbridge Fund L.P. (the "Partnership") as of December 31, 1999 and 1998 and the related statements of income and changes in partners' capital for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Willowbridge Fund L.P. at December 31, 1999 and 1998 and the results of its operations and changes in its partners' capital for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




March  20, 2000

THE WILLOWBRIDGE FUND L.P.

STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

ASSETS                                               1999               1998
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
     Due from broker                               $ 24,857,158    $ 23,023,260
     Net unrealized appreciation on open
       futures contracts                                858,525         197,957
                                                   ------------    ------------
                                                     25,715,683      23,221,217
CASH IN BANK                                            534,875         205,741
ACCOUNTS RECEIVABLE                                      26,253          32,006
SUBSCRIPTIONS RECEIVABLE                                 24,500            -
OTHER                                                       740            -
                                                    ------------   ------------
TOTAL ASSETS                                       $ 26,302,051    $ 23,458,964
                                                   =============   ============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
     Redemptions payable                            $   333,869       $ 269,771
     Accrued management fees                             63,587          59,116
     Other accrued expenses                              17,426          43,740
     Advanced subscriptions                                -            161,822
     Accrued incentive fees                                -             85,182
                                                    -----------      ----------
                                                        414,882         619,631
                                                    -----------      ----------
PARTNERS' CAPITAL:
     Limited partners (5,977.7063 and 5,264.1580
       fully redeemable units at December 31, 1999
       and 1998, respectively)                        24,440,138      21,765,943
     General partner (353.9228 and 271.6509 fully
       redeemable units at December 31, 1999 and
       1998, respectively)                             1,447,031       1,073,390
                                                     ----------    ------------
                                                     25,887,169      22,839,333
                                                     ----------    ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL            $ 26,302,051    $ 23,458,964
                                                   ============    ============
NET ASSET VALUE PER UNIT
(Based on 6,331.6291 and 5,535.8090
  units outstanding)                               $   4,088.55    $   4,125.74
                                                   ============    ============

See Notes to Financial Statements.

THE WILLOWBRIDGE FUND L.P.

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------

                                               1999         1998        1997
INCOME:
  Gains (losses) on trading of
    commodity futures, forwards and
    options:
       Realized gains (losses)
       on closed positions, net             $ 267,070    $5,297,745  $(191,044)

      Change in unrealized appreciation
        on open positions, net                660,568      (724,079)   897,177
                                            ---------    -----------  ---------

         Total trading profits                927,638     4,573,666    706,133

     Interest income                        1,123,472       818,150    766,517
                                            ---------     ---------    --------

         Total income                       2,051,110     5,391,816  1,472,650
                                            ---------     ---------  ----------

EXPENSES:
     Brokerage commissions (includes
       clearing and exchange fees of
       $20,612, $19,415 and $26,366
       in 1999, 1998 and 1997, respectively)  935,448      651,387     491,880

     Incentive fees                           806,378       85,182     874,575

     Management fees                          484,069      371,766     265,899

     Administrative expenses                  134,459      294,806     115,180
                                            ---------    ---------   ----------
         Total expenses                     2,360,354    1,403,141   1,747,534
                                            ---------    ---------   ----------
NET (LOSS) INCOME                           $(309,244)  $3,988,675   $(274,884)
                                            ==========  ==========   ==========

NET (LOSS) INCOME:
     Limited partners                      $ (303,853)  $3,854,753   $(273,844)
                                           ===========  ==========   ==========
     General partner                       $   (5,391)  $  133,922   $  (1,040)
                                           ===========  ==========   ==========
NET (LOSS) INCOME PER UNIT                 $   (37.19)  $   645.24   $  105.00
                                           ===========  ==========   ==========

See Notes to Financial Statements.


THE WILLOWBRIDGE FUND L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Total
                                                       General Partner            Limited Partners             Partners'
                                                    Units          Amount        Units         Amount          Capital
PARTNERS' CAPITAL JANUARY 1, 1997                    81.6694    $  275,710    3,118.8414   $ 10,527,614       $10,803,324

     Additions                                      113.9754       406,274    2,404.7715      9,009,671         9,415,945

     Redemptions                                     (0.0180)          (65)    (487.1799)    (1,734,136)       (1,734,201)

     Net loss                                          -            (1,040)        -           (273,844)         (274,884)
                                               -------------     ----------   ------------   ------------    --------------
PARTNERS' CAPITAL, DECEMBER 31, 1997                195.6268       680,879    5,036.4330     17,529,305        18,210,184

     Additions                                       76.0242       258,589    1,752.2148      5,533,693         5,792,282

     Redemptions                                        -             -      (1,524.4898)    (5,151,808)       (5,151,808)

     Net income                                         -          133,922         -          3,854,753         3,988,675
                                                -------------    ----------  ------------    -----------      -------------
PARTNERS' CAPITAL, DECEMBER 31, 1998                271.6510     1,073,390    5,264.1580     21,765,943        22,839,333

     Additions                                       82.2718       379,032    1,458.7644      6,145,887         6,524,919

     Redemptions                                       -              -        (745.2161)    (3,167,839)       (3,167,839)

     Net loss                                          -            (5,391)        -           (303,853)         (309,244)
                                             ---------------    ------------  -------------  ------------     -------------
PARTNERS' CAPITAL, DECEMBER 31, 1999                353.9228    $1,447,031    5,977.7063    $24,440,138       $25,887,169
                                             ===============    ============  ============= =============     =============

See Notes to Financial Statements.

THE WILLOWBRIDGE FUND L.P.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------

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

     Revenue Recognition - Commodity futures, options and forward contract transactions are recorded on the trade date and open contracts are presented in the financial statements at their fair value on the last business day of the reporting period. The difference between the original contract amount and fair value is presented in income as unrealized gains (losses). Fair value is based on quoted market prices. All commodity futures, options and forward contracts and financial instruments are presented at fair value in the financial statements.

     Commissions - Prior to March 31, 1997, commission charges to open and close contracts were expensed at the time the contract positions were opened. Commencing April 1, 1997, commission charges were based on a percentage of the net asset value of the Partnership at the beginning of the month. As of December 31, 1999 and 1998, the commission rate charged was 3.5 percent annually of the net asset value of the Partnership.

     Statement of Cash Flows - The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standard No. 102, "Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale".

     Allocation of Profits (Losses) and Fees - Net realized and unrealized trading gains and losses, interest income and other operating income and expenses are allocated to partners monthly in proportion to their capital account balance, as defined in the Agreement.

     The General Partner was paid a management fee equal to one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year-end. Such fees amounted to $228,393, $182,103 and $108,033 in 1999, 1998 and 1997, respectively.

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

     The CTA rebates to the Partnership the incentive and management fees incurred by certain partners including Willowbridge employees who are also limited partners in the Partnership. Incentive and management fees are presented in the Partnership's financial statements gross of any amounts rebated by the CTA. The rebate to the Partnership is recorded on the Partnership's financial statements as a capital addition. The incentive and management fees rebated to these partners in 1999, 1998 and 1997 were $71,365 and $44,264, and $116,051, respectively.

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

     Recently Issued Accounting Pronouncements - In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement
     No. 133" ("SFAS 137"). SFAS 137 defers the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" until fiscal years commencing after June 15, 2000. For the Partnership, SFAS 137 will become effective on January 1, 2001. The General Partner does not believe that the Statement will have a significant effect on the financial statements of the Partnership.

3.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Partnership trades futures, options on futures and forward contracts and forward contracts in currencies and a wide range of commodities. The Partnership's trading results by market sector were as follows:


                                                    1999

                                                 Net Change in
                              Net Realized         Unrealized     Total Trading
                             Gains (Losses)      Gains (Losses)   Gains (Losses)

Energies                      $  4,560,516       $  (22,749)       $  4,537,767

Financials                       3,009,742          (42,923)          2,966,819

Livestock                          306,020          (14,320)            291,700

Metals                            (198,480)         221,400              22,920

Grains                          (1,539,042)           5,200          (1,533,842)

Tropical products               (2,485,930)          53,953          (2,431,977)

Currencies                      (4,321,204)         460,007          (3,861,197)
                            ------------------    ------------    -------------
                                  (668,378)         660,568              (7,810)

Brokerage commissions              935,448             -                935,448
                            ------------------    ------------    -------------
                              $    267,070       $  660,568         $   927,638
                            ==================   =============    =============



                                                     1998

                                                 Net Change in
                              Net Realized        Unrealized      Total Trading
                             Gains (Losses)      Gains (Losses)  Gains (Losses)

Energies                    $    (480,307)       $  (49,953)      $   (530,260)

Financials                     11,305,310          (879,473)        10,425,837

Livestock                        (491,318)           93,664           (397,654)

Metals                         (1,187,931)          (80,702)        (1,268,633)

Grains                         (1,613,413)          145,643         (1,467,770)

Tropical products              (1,485,853)          393,580         (1,092,273)

Currencies                     (1,400,130)         (346,838)        (1,746,968)
                            ---------------       -----------     -------------
                                4,646,358          (724,079)         3,922,279

Brokerage commissions             651,387              -               651,387
                              --------------      -----------     -------------
                            $   5,297,745         $(724,079)      $  4,573,666
                              ==============      ===========     =============

                                                      1997

                                                  Net Change in
                                Net Realized        Unrealized    Total Trading
                               Gains (Losses)     Gains (Losses)  Gains (Losses)

Energies                       $  (563,709)     $ 1,631,394       $  1,067,685

Financials                      (2,484,554)       1,911,786           (572,768)

Livestock                         (474,885)        (183,953)          (658,838)

Metals                            (357,317)          90,419           (266,898)

Grains                             893,714          (91,032)           802,682

Tropical products                1,355,445       (2,718,450)        (1,363,005)

Currencies                         948,382          257,013          1,205,395
                             --------------    --------------    --------------
                                  (682,924)         897,177            214,253
Brokerage commissions              491,880             -               491,880
                             --------------    --------------    ---------------
                              $   (191,044)     $   897,177       $    706,133
                             ==============    ==============    ==============

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


     The contract/notional values of open contracts as of December 31, 1999 and 1998 by market sector were as follows:


                                            1999                                            1998
                       --------------------------------------------   ------------------------------------------------
                            Commitment             Commitment              Commitment                 Commitment
                           to Purchase               to Sell               to Purchase                  to Sell
                            (Futures,               (Futures,               (Futures,                  (Futures,
                           Options and             Options and             Options and                Options and
                            Forwards)               Forwards)               Forwards)                  Forwards)
                       --------------------   ---------------------   ---------------------      ---------------------

Energies                        $11,158,763       $     (2,959,102)         $   -                     $    -

Financials                       18,715,900           (114,222,558)             -                    23,942,174

Livestock                         5,579,600             -                       -                          -

Metals                           13,170,560             -                       -                       878,500

Grains                            1,292,200             -                       -                          -

Tropical                          4,910,100               (712,858)              (308,112)              750,656
products

Currencies                       75,798,862           (104,652,600)             -                     2,129,750
                       --------------------   ---------------------       -----------------      -----------------

                            $   130,625,985         $ (222,547,118)            $  (308,112)       $  27,701,080
                       ====================   =====================       =================      =================

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

     The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearing house arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange, whereas in over-the-counter transactions, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin in the over-the- counter markets. At December 31, 1999 and 1998, all of the open contracts were exchange-traded.

     4.  TRADING ACTIVITIES

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests. The results of the Partnership's trading activity are shown in the Statements of Income.

     Management of the Partnership receives fair value information regarding open commitments to purchase and sell commodity interests on a monthly basis. The average fair value of all commodity interests owned by the Partnership during years 1999 and 1998 based on a monthly calculation by market sector was as follows:


                                   1999                                      1998
                   -----------------------------------   --------------------------------------
                     Commitment          Commitment          Commitment           Commitment
                    to Purchase            to Sell           to Purchase            to Sell
                     (Futures,            (Futures,           (Futures,            (Futures,
                    Options and          Options and         Options and          Options and
                     Forwards)            Forwards)           Forwards)            Forwards)

                   --------------    -----------------   -----------------     ----------------

Energies            $   265,630         $      3,759      $      214,365          $   281,991

Financials             (65,154)              630,308           1,328,231              (13,321)

Livestock                37,653               49,095              45,605               13,390

Metals                  143,670                  518               6,510                2,578

Grains                  (20,658)              (1,578)            (38,384)             -

Tropical
products                 32,316               12,330              (6,377)             -

Currencies              256,818              766,575               7,937               13,025
                 --------------      ---------------     ---------------      ---------------

                    $   650,275          $ 1,461,007       $   1,557,887          $   297,663
                 ==============      ===============     ===============      ===============

     The fair value of these commodity interests, including options thereon, at December 31, were as follows:



                                    1999                                       1998
                    --------------------------------------      -----------------------------------
                      Commitment          Commitment             Commitment          Commitment
                     to Purchase            to Sell              to Purchase           to Sell
                      (Futures,            (Futures,              (Futures,           (Futures,
                     Options and          Options and            Options and         Options and
                      Forwards)            Forwards)              Forwards)           Forwards)

                    -----------------    -----------------      -----------------  ----------------

Energies                $    (15,345)         $     (7,405)        $  -                 $ -

Financials                  (517,522)              585,070            110,471             -

Livestock                    (14,320)               -                 -                   -

Metals                        252,825               -                  31,425             -

Grains                          5,200               -                 -                   -

Tropical
products                      126,937                4,077             88,575            (11,514)

Currencies                    164,758              274,250             22,750            (43,750)
                    -----------------    -----------------      -------------      --------------

                        $       2,533         $    855,992         $  253,221         $  (55,264)
                    =================    =================      =============      ==============

                             INDEX TO EXHIBITS


Exhibit Number    Item Description
--------------    ----------------

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

     16.1        Letter re Change in Certifying Accountant (Filed as
                 Exhibit 16.1 to the Registrant's Form 10, and incorporated by reference herein.)

     27          Financial Data Schedule