Form 10-Q
period 2000-03-31
WILLOWBRIDGE FUND LP
filed 2000-05-15
CIK 794775

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q




(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



              For the Quarterly Period Ended March 31, 2000
                                             --------------



( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from ______________ to ______________



Commission File No. 000-23529
                    ---------

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

                  YES  X                        NO _________
                      ---

                         THE WILLOWBRIDGE FUND L.P.
                             INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION
                                                                           Page
Item 1.  Unaudited Consolidated Financial Statements ........................2

         Statement of Financial Condition as of March 31, 2000
         (unaudited) and December 31, 1999...................................2

         Statement of Operations For the Three Months Ended
         March 31, 2000 and 1999 (unaudited).................................3

         Statement of Changes in Partners' Capital for the
         Three Months Ended March 31, 2000 and 1999 (unaudited) .............4

         Notes to Financial Statements for the Three Months Ended
         March 31, 2000 (unaudited) and the Year Ended December 31, 1999.....5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation..................................6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................10

Item 2.  Changes in Securities and Use of Proceeds...........................10

Item 3.  Defaults Upon Senior Securities.....................................10

Item 4.  Submission of Matters to a Vote of Security Holders.................10

Item 5.  Other Information...................................................10

Item 6.  Exhibits and Reports on Form 8-K....................................10


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

THE WILLOWBRIDGE FUND L.P.

STATEMENTS OF FINANCIAL CONDITION
AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
---------------------------------------------------------------------------------------------------
                                                                       March 31,       December 31,
                                                                         2000              1999

ASSETS

EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
  Due from broker                                                     $ 23,019,885      $24,857,158
  Net unrealized appreciation on open futures contracts                  3,241,411          858,525
                                                                      ------------      -----------
                                                                        26,261,296       25,715,683

CASH IN BANK                                                             1,007,405          534,875

ACCOUNTS RECEIVABLE                                                         52,815           26,253

SUBSCRIPTIONS RECEIVABLE                                                       -             24,500

OTHER                                                                          -                740
                                                                      ------------      -----------
TOTAL ASSETS                                                          $ 27,321,516      $26,302,051
                                                                      ============      ===========

LIABILITIES AND PARTNERS" CAPITAL

LIABILITIES:
  Redemptions payable                                                $   1,041,909      $   333,869
  Accrued incentive fees                                                       -               -
  Advanced subscriptions                                                   506,400             -
  Accrued management fees                                                  122,990           63,587
  Other accrued expenses                                                    42,425           17,426
  Sales commissions                                                          6,664             -
                                                                     -------------      -----------
                                                                         1,720,389          414,882
                                                                     -------------      -----------

PARTNERS"  CAPITAL:
  Limited partners (6,093.5098 and 5,977.7063 fully redeemable
    units at March 31, 2000 and December 31, 1999, respectively)        23,967,913       24,440,138
  General partner (406.0803 and 353.9228 fully redeemable
    units at March 31, 2000 and December 31, 1999, respectively)         1,633,216        1,447,031
                                                                     -------------      -----------
                                                                        25,601,129       25,887,169
                                                                     -------------      -----------
TOTAL LIABILITIES AND PARTNERS"  CAPITAL                              $ 27,321,518      $26,302,051
                                                                     =============      ===========

NET ASSET VALUE PER UNIT
(Based on 6,499.5901 and 6,331.6291 units outstanding
at March 31, 2000 and December 31, 1999, respectively)                $  3,938.88       $ 4,088.55
                                                                     ============       ==========








THE WILLOWBRIDGE FUND L.P.

STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
------------------------------------------------------------------------------------------------


                                                                2000                    1999

INCOME:
  Gains (losses) on trading of commodity futures,
    forwards and options:
    Realized losses on closed positions, net               $ (2,994,286)            $  (481,979)
    Net change in unrealized gains (losses) on open
      positions, net                                          2,382,886               1,117,788
                                                           ------------             -----------

           Total trading profits                               (611,400)                635,809

  Interest income                                               310,147                 253,784
                                                           ------------             -----------

           Total (loss) income                                 (301,253)                889,593
                                                           ------------             -----------

EXPENSES:
  Management fees                                               324,484                 288,276
  Brokerage commissions                                         224,139                 235,530
  Incentive fees                                                   -                     96,342
  Administrative expenses                                        43,734                  36,709
                                                           ------------             -----------

           Total expenses                                       592,357                 656,857
                                                           ------------             -----------

NET (LOSS) INCOME                                          $   (893,610)            $    232,736
                                                           ============             =============

NET (LOSS) INCOME:

  Limited partners                                         $   (834,333)            $    215,152
                                                           ============             ============

  General partner                                          $    (59,277)            $     17,584
                                                           ============             ============

NET (LOSS) INCOME PER UNIT                                 $   (149.67)             $       34.98
                                                           ============             =============




THE WILLOWBRIDGE FUND L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
----------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Total
                                                  General Partner               Limited Partners                Partners'
                                                Units       Amount         Units               Amount            Capital
                                           ---------------------------   ---------------------------------   ---------------

PARTNERS' CAPITAL, DECEMBER 31, 1998         271.650937   $1,073,390       5,264.157985    $  21,765,943     $ 22,839,333

  Additions                                   54.151761      216,826         465.411120        1,879,728        2,096,554

  Redemptions                                        -            -         (323.391366)      (1,319,454)      (1,319,454)

  Net income                                         -        17,584                 -           215,152          343.746
                                            -----------   ----------     --------------     ------------      -----------

PARTNERS' CAPITAL, MARCH 31, 1999            325.802698    1,307,800       5,406.277739       22,541,369       23,849,169

  Additions                                   28.120039      162,206         993.353280        4,266,159        4,428,365

  Redemptions                                        -            -         (421.824734)      (1,848,385)      (1,848,385)

  Net loss                                           -       (22,975)                -          (519,005)        (541,980)
                                            -----------   ----------     --------------     ------------      -----------

PARTNERS' CAPITAL, DECEMBER 31, 1999         353.922737    1,447,031       5,977.706285       24,440,138       25,887,169

  Additions                                   52.157600      211,749         517.679400        1,955,633        2,167,382

  Redemptions                                         -           -         (401.875900)      (1,559,812)      (1,559,812)

  Net loss                                            -      (59,277)                -          (834,333)        (893,610)
                                            -----------   ----------     --------------     ------------     ------------

PARTNERS' CAPITAL, MARCH 31, 2000            406.080337   $ 1,599,503       6,093.509785  $   24,001,626     $  25,601,129
                                            ===========   ===========    ===============  ==============     =============



THE WILLOWBRIDGE FUND L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 (unaudited)
AND THE YEAR ENDED DECEMBER 31, 1999
-------------------------------------------------------------------------------

1.       GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. Interim statements are subject to possible adjustments in connection with the annual audit of the Partnership's financial statements for the full year. In the Partnership's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

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

Revenue Recognition - Commodity futures, options and forward contract transactions are recorded on the trade date and open contracts are presented in the financial statements at their fair value on the last business day of the reporting period. The difference between the original contract amount and fair value is presented in income as an unrealized gains or losses. Fair value is based on quoted market prices. All commodity futures, options and forward contracts and financial instruments are presented at fair value in the financial statements.

Commissions - Prior to March 31, 1997, commission charges to open and close contracts were expensed at the time the contract positions were opened. Commencing April 1, 1997, commission charges were based on a percentage of the net asset value of the Partnership at the beginning of the month. As of December 31, 1999 and March 31, 2000 the commission rate charged was 3.5 percent annually of the net asset value of the Partnership.

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

The General Partner was paid a management fee equal to one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year-end. Such fees amounted to $261,361 and $228,393 in the three months ended March 31, 2000 and the year ended December 31, 1999, respectively.

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

The CTA rebates to the Partnership the incentive and management fees incurred by certain partners including Willowbridge employees who are also limited partners in the Partnership. Incentive and management fees are presented in the Partnership's financial statements gross of any amounts rebated by the CTA. The rebate to the Partnership is recorded on the Partnership's financial statements as a capital addition. The incentive and management fees rebated to these partners in the three months ended
March 31, 2000 and the year ended December 31, 1999 were $10,012 and $71,365, respectively.

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

Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements - In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting standard No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133"
("SFAS 137"). SFAS 137 defers the provions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" until fiscal years commencing after June 15, 2000. For the Partnership, SFAS 137 will become effective on January 1, 2001. The General Partner does not believe that the Statement will have a significant effect on the financial statements of the Partnership.


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

The success of the Partnership is dependent upon the ability of the Advisor to generate trading profits through the speculative trading of commodity interests sufficient to produce capital payments after payment of all fees and expenses. Future results will depend in large part upon the commodity interests markets in general, the performance of the Advisor, the amount of additions to and redemption's from the Partnership and changes in interest rates. Due to the highly leveraged nature of the Partnership's trading activity, small price movements in commodity interests may result in substantial gains or losses to the Partnership. As a result of these factors, the Partnership's past performance is not indicative of future results and any recent increases in net realized or unrealized gains may have no bearing on any results that may be obtained in the future.

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

Results of Operations

Comparison of Three Months Ended March 31, 2000 and 1999

For the quarter ended March 31, 2000, the Partnership had trading losses comprised of $2,994,286 of realized losses on closed positions, $2,382,886 in net change in unrealized gains on open positions and $310,147 in interest income. For the same quarter in 1999, the Partnership had trading profits comprised of $481,979 of realized losses on closed positions, $1,117,788 in net change in unrealized gains on open positions and $253,784 in interest income.

In January 2000, trading was unprofitable in foreign currencies, metals and tropicals. The Partnership recorded a loss of $915,394 or $232.02 per unit. In February 2000, trading was unprofitable in foreign currencies, financials and tropicals. The Partnership recorded a loss of $2,040,073 or $561.37 per unit. In March 2000, foreign currencies produced most of the gains, with smaller gains recorded in financials and grains. The Partnership recorded a gain of $2,061,857 or $523.46 per unit.

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

For the quarter ended March 31, 2000, the Partnership had expenses comprised of $224,139 in brokerage commissions (including clearing and exchange fees), $324,484 in management fees, and $43,734 in administrative expenses. For the same quarter in 1999, the Partnership had expenses comprised of $235,530 in brokerage commissions (including clearing and exchange fees), $288,276 in management fees, $96,342 in incentive fees and $36,709 in administrative expenses. Brokerage commissions and management fees vary primarily as a result of changes in assets under management. Incentive fees are generated by quarterly profits. As assets under management and quarterly profits decreased in the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, brokerage commissions and incentive fees also decreased for the three month period. Administrative fees consist primary of legal and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended. The Partnership became subject to such reporting requirements in April 1998.

As a result of the above, the Partnership recorded a loss of $893,610 or $149.67 per unit for the quarter compared to a gain of $232,736, or $34.98 per unit for the same quarter in 1999.

At March 31, 2000, the net asset value of the Partnership was $25,601,129 compared to its net asset value of $25,887,169 at December 31, 1999. The net asset value per unit at March 31, 2000 was $3,938.88 compared to $4,088.55 at December 31, 1999.

During the quarter, the Partnership had no credit exposure to a counterparty that is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

Liquidity and Capital Resources

In general, the Advisor trades only those commodity interests that have sufficient liquidity to enable it to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." Pursuant to such regulations, no trades may be executed on any given day at prices beyond daily limits. The price of a futures contract occasionally has exceeded the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating its position. While the occurrence of such an event may reduce or eliminate the liquidity of a particular market, it will not eliminate losses and may, in fact, substantially increase losses because of the inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Partnership is trading, whether such liquidity is caused by any of the above reasons or otherwise, the Partnership may be unable to liquidate its position prior to its expiration date, thereby requiring the Partnership to make or take delivery of the underlying interests of the commodity investment.

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

Year 2000 Issues

It is still possible that some computer systems could malfunction in the future because of the Year 2000 Problem or as a result of actions take to address the Year 2000 problem. The General Partner does not anticipate that its services or those of the Partnership's other service providers will be adversely affected, but the General Partner will continue to monitor the situation. If malfunctions related to the Year 2000 Problem do arise, the Partnership and its investments could be negatively affected.

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

The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result infrequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on the basis of mark-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized.

The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of March 31, 2000, by market sector:

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

Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of March 31, 2000, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used March 31, 2000 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

The prices of the Partnership's interest rate positions resulting from a 10% change in interest rates.

The U.S. dollar equivalent balances of the Partnership's currency exposures due to a 10% shift in currency exchange rates.

The market value of the Partnership's commodity instruments due to a 10% change in the price of the instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of March 31, 2000.

The potential loss in earnings for each market risk exposure as of March 31, 2000 was:

Trading portfolio:
Commodity price risk $ 3,081,071
Interest rate risk $ 3,926,123
Currency exchange rate risk $ 7,048,055


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