Form 10-Q
period 2000-06-30
WILLOWBRIDGE FUND LP
filed 2000-08-14
CIK 794775

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q




(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



              For the Quarterly Period Ended June 30, 2000
                                            ----------------



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

PART I - FINANCIAL INFORMATION

                                                                           Page

Item 1.   Unaudited Consolidated Financial Statements .......................2

          Statements of Financial Condition as of June 30, 2000
          (unaudited) and December 31, 1999..................................2

          Statements of Operations For the Three Months Ended June 30, 2000 and 1999 and For the Six Months Ended June 30, 2000
          and 1999 (unaudited)...............................................3

          Statements of Changes in Partners' Capital for the Six Months Ended
          June 30, 2000 and 1999 (unaudited).................................4

          Notes to Financial Statements for the Six Months Ended June 30,
          2000 (unaudited) and the Year Ended December 31, 1999..............5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation...........................................6

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

Item 3.   Defaults Upon Senior Securities...................................12

Item 4.   Submission of Matters to a Vote of Security Holders...............12

Item 5.   Other Information.................................................12

Item 6.   Exhibits and Reports on Form 8-K..................................12


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

THE WILLOWBRIDGE FUND L.P.

STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 2000 (unaudited) AND DECEMBER 31, 1999
-----------------------------------------------------------------------------------------------
                                                              June 30,           December 31,
                                                                2000                 1999
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
  Due from broker                                           $ 23,730,002         $ 24,857,158
  Net unrealized appreciation on open futures contracts        1,001,393              858,525
                                                            ------------         ------------
                                                              24,731,395           25,715,683

CASH IN BANK                                                     974,334              534,875

ACCOUNTS RECEIVABLE                                              104,560               26,253

INTEREST RECEIVABLE                                                2,636                  -

SUBSCRIPTIONS RECEIVABLE                                             -                 24,500

OTHER                                                                -                    740
                                                            ------------         ------------
TOTAL ASSETS                                                $ 25,812,925         $ 26,302,051
                                                            ============         ============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Redemptions payable                                       $    564,379         $    333,869
  Accrued incentive fees                                            -                   -
  Advanced subscriptions                                         365,853                -
  Accrued management fees                                         63,864               63,587
  Sales commissions                                                3,920                -
  Other accrued expenses                                          41,666               17,426
                                                            ------------         ------------
                                                            $  1,039,682         $    414,882
                                                            ------------         ------------
PARTNERS' CAPITAL:
  Limited partners (6,359.2192 and 5,977.7063
   fully redeemable units at June 30, 2000
   and December 31, 1999, respectively)                       23,411,775           24,440,138
  General partner (369.8197 and 353.9228
   fully redeemable units at June 30, 2000
   and December 31, 1999, respectively)                        1,361,468            1,447,031
                                                            ------------         ------------
                                                              24,773,243           25,887,169
                                                            ------------         ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                     $ 25,812,925         $ 26,302,051
                                                            ============         ============

NET ASSET VALUE PER UNIT
(Based on 6,729.0389 and 6,331.6291 units
 outstanding at June 30, 2000 and
 December 31, 1999, respectively)                           $   3,681.45         $   4,088.55
                                                            ============         ============






THE WILLOWBRIDGE FUND L.P.

STATEMENTS OF (unaudited)(LOSS) INCOME
--------------------------------------------------------------------------------------------------------------------------------
                                                        For the three     For the three        For the six         For the six
                                                         months ended      months ended       months ended        months ended
                                                        June 30, 2000     June 30, 1999      June 30, 2000       June 30, 1999

INCOME:
  Gains (losses) on trading of commodity
    futures, forwards and options:
    Realized gains (losses) on closed positions, net    $    522,605      $   727,895       $   (2,471,681)       $  245,916
    change in unrealized (losses) (gains) on
      open positions, net                                 (2,240,018)       2,166,973              142,868         3,284,761
                                                        ------------      -----------       --------------        ----------
      Total trading (losses) profits                      (1,717,413)       2,894,868           (2,328,813)        3,530,677
                                                        ------------      -----------       --------------        ----------
  Interest income                                            344,966          268,823              655,113           522,605
                                                        ------------      -----------       --------------        ----------
      Total (loss) income                                 (1,372,447)       3,163,691           (1,673,700)        4,053,282
                                                        ------------      -----------       --------------        ----------

EXPENSES:
  Incentive fees                                                -             710,036                 -              806,378
  Brokerage commissions                                      232,310          226,942              456,448           462,471
  Management fees                                             63,864           64,902              388,348           353,177
  Administrative expenses                                     74,507           34,660              118,241            71,369
                                                        ------------      -----------       --------------        ----------
      Total expenses                                         370,681        1,036,540              963,037         1,693,395
                                                        ------------      -----------       --------------        ----------
NET (LOSS) INCOME                                     $   (1,743,128)    $  2,127,151        $   (2,636,737)     $ 2,359,887
                                                      ==============     ============        ==============      ===========
NET (LOSS): INCOME
  Limited partners                                    $   (1,637,731)    $  2,013,335        $   (2,472,063)     $ 2,228,487
                                                      ==============     ============        ==============      ===========

  General partner                                     $     (105,397)    $    113,816        $     (164,674)     $   131,400
                                                      ==============     ============        ==============      ===========

NET (LOSS) INCOME PER UNIT                            $      (257.43)    $     357.88        $      (407.10)     $    392.86
                                                      ==============     ============        ==============      ===========



THE WILLOWBRIDGE FUND LP.


STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (unaudited)
------------------------------------------------------------------------------------------------------------------------------

                                                                                                                    Total
                                                      General Partner                 Limited Partners            Partners'
                                                   Units          Amount            Units          Amount          Capital
                                               ----------------------------   -------------------------------  ---------------

PARTNERS' CAPITAL, DECEMBER 31, 1998              271.6509      $1,073,390        5,264.1580     $21,765,943    $22,839,333

 Additions                                         59.0974         237,845          792.5667       3,270,138      3,507,983

 Redemptions                                           -               -           (538.0349)     (2,275,955)    (3,375,955)

 Net income                                            -           131,400              -          2,228,487      2,359,887
                                               -----------     -----------    --------------    ------------    -----------
PARTNERS' CAPITAL, JUNE 30, 1999                  330.7484      $1,442,635        5,518.6898     $24,988,613   $ 26,431,248
                                               ===========     ===========    ==============    ============   =============


PARTNERS' CAPITAL, DECEMBER 31, 1999              353.9228       1,447,031        5,977.7063      24,440,138     25,887,169

  Additions                                        56.6417         229,118        1,071.6607       4,091,089      4,320,207

  Redemptions                                     (40.7448)       (150,000)        (690.1478)     (2,647,396)    (2,797,396)

  Net loss                                             -          (164,673)              -        (2,472,064)    (2,636,737)
                                               -----------      ----------      ------------    ------------   ------------

PARTNERS' CAPITAL, JUNE 30, 2000                  369.8197      $1,361,476        6,359.2192     $23,411,767   $ 24,773,243
                                               ===========      ==========      ============    ============   =============


THE WILLOWBRIDGE FUND L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 (unaudited)
AND THE YEAR ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------

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

Commissions - Prior to March 31, 1997, commission charges to open and close contracts were expensed at the time the contract positions were opened. Commencing April 1, 1997, commission charges were based on a percentage of the net asset value of the Partnership at the beginning of the month. Beginning July 1, 1997 the commission rate charged was 3.5 percent annually of the net asset value of the Partnership.

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

The General Partner was paid a management fee equal to one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year-end. Such fees amounted to $258,872 and $228,393 in the six months ended June 30, 2000 and the year ended December 31, 1999, respectively.

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

The CTA rebates to the Partnership the incentive and management fees incurred by certain partners including Willowbridge employees who are also limited partners in the Partnership. Incentive and management fees are presented in the Partnership's financial statements gross of any amounts rebated by the CTA. The rebate to the Partnership is recorded on the Partnership's financial statements as a capital addition. The incentive and management fees rebated to these partners in the six months ended June 30, 2000 and the year ended December 31, 1999 were $15,160 and $71,365, respectively.

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

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements - In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133 ("SFAS 138"). In June 1999, the FASB also issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 defers the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") until January 1, 2001. SFAS 133, as amended by SFAS 138, requires, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in income. The General Partner does not believe that the Statement will have a significant effect on the financial statements of the Partnership.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 as of January 1, 2001. The General Partner does not believe that the Bulletin will have a significant effect on the financial statements of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

General

The Willowbridge Fund L.P. (the "Partnership") is engaged in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts and forward contracts. The objective of the Partnership is the appreciation of it assets through speculative trading. Ruvane Instrument Coporation is the general partner of the Partnership (the "General Partner") and Willowbridge Associates Inc. is the Partnership's trading advisor
(the "Advisor").

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

Results of Operations

Comparison of Three Months Ended June 30, 2000 and 1999

For the quarter ended June 30, 2000, the Partnership had trading profits comprised of $522,605 in realized gains on closed positiions, ($2,240,018) in net change in unrealized gains (losses) on open positions and $344,966 in interest income. For the same quarter in 1999, the Partnership had trading profits comprised of $727,895 in realized losses on closed positions, $2,166,973 in net change in unrealized gains on open positions and $268,823 in interest income.

In April 2000, trading was unprofitable in energy, financials, grains, and tropicals. The Partnership recorded a loss of $941,376 or $144.67 per unit. In May 2000, trading was profitable in energy and financials. However, unprofitable positions in currencies and tropicals offset some of these gains. The Partnership recorded a gain of $392,065 or $58.63 per unit. In June 2000, trading was unprofitable in currencies, financials, and metals. Profitable positions in energy and grains failed to offset these losses. The Partnership recorded a loss of $1,193,817 or $177.41 per unit.

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

For the quarter ended June 30, 2000, the Partnership had expenses comprised of $232,310 in brokerage commissions (including clearing and exchange fees), $63,864 in management fees, and $74,507 in administrative expenses.
The Partnership had no incentive fee expense for this quarter as trading losses were not recouped. For the same quarter in 1999, the Partnership had expenses comprised of $266,942 in brokerage commissions (including clearing and exchange fees), $64,902 in management fees, $710,036 in incentive fees and $34,660 in administrative expenses. Brokerage commissions and management fees vary primarily as a result of changes in assets under management. Incentive fees are generated by quarterly profits. As assets under management decreased in the quarter ended June 30, 2000, as compared to the quarter ended June 30, 1999, brokerage commissions, management fees also decreased for the three month period. Administrative fees consist primary of legal and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended. The Partnership became subject to such reporting requirements in April 1998.

As a result of the above, the Partnership recorded a loss of $1,743,128 or $257.43 per unit for the quarter compared to a gain of $2,127,151 or $357.88 per unit for the same quarter in 1999.

At June 30, 2000, the net asset value of the Partnership was $24,773,243 compared to its net asset value of $25,887,169 at December 31, 1999. The net asset value per unit at June 30, 2000 was $3,681.45 compared to $4,088.55 at December 31, 1999.

During the quarter, the Partnership had no credit exposure to a counterparty that is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

Comparison of Six Months Ended June 30, 2000 and 1999

For the six months ended June 30, 2000, the Partnership had trading losses comprised of $2,271,681 in net realized losses on closed positions, $142,868 in net change in unrealized gains (losses) on open positions and $655,113 in interest income. For the same six month period in 1999, the Partnership had trading profits comprised of $245,916 in realized gains on closed positions, $3,284,761 in net change in unrealized gains on open positions and $522,605 in interest income.

During the six months ended June 30, 2000, most of the losses incurred by the Partnership were generated from currencies, financial and tropicals. In January 2000, trading was unprofitable in foreign currencies, metals, and tropicals. The Partnership recorded a loss of $915,394 or $232.02 per unit. For the same month in 1999, trading was unprofitable in domestic financial instruments and foreign currencies. The Partnership recorded a loss of $754,373 or $132.99 per unit during January 1999. In February 2000, the Partnership was unprofitable in foreign currencies, financials and tropicals. The Partnership recorded a loss of $2,040,073 or $561.37 per unit. For the same month in 1999, trading was profitable in foreign and domestic financial instruments, foreign currencies, and base metals. The Partnership recorded a gain of $1,542,118 or $263.58 per unit during February 1999. In March 2000, foreign currencies produced most of the gains, with smaller gains recorded in financials and grains. The Partnership recorded a gain of $2,061,857 or $523.46 per unit. For the same month in 1999, trading was unprofitable in European currencies, coffee and silver. Profitable positions in foreign currencies, foreign financial instruments and natural gas offset some losses. The Partnership recorded a loss of $555,009 or $95.61 per unit during March 1999. In April 2000, trading was unprofitable in energy, financials, grains, and tropicals. The Partnership recorded a loss of $941,376 or $144.67 per unit. For the same month in 1999, trading was profitable in foreign currencies, European curriences, energy complex and meats. Unprofitable positions in domestic financial instruments, corn and wheat offset some gains. The Partnership recorded a gain of $1,473,033 or $252.22 per unit during April 1999. In May 2000, trading was profitable in energy and financials. However, unprofitable positions in currencies and tropicals offset some of these gains. The Partnership recorded a gain of $392,065 or $58.63 per unit. For the same month in 1999, trading was unprofitable in foreign currencies, energy complex, base metals and coffee. Profitable positions in foreign and domestic financial instruments failed to offset the losses. The Partnership recorded a loss of $1,307,824 or $224.08 per unit during May 1999. In June 2000, trading was unprofitable in currencies, financials, and metals. Profitable positions in energy and grains failed to offset these losses. The Partnership recorded a loss of $1,193,817 or $177.41 per unit. For the same month in 1999, trading was profitable in foreign and domestic financial instruments and energy complex, meats and base metals. Unprofitable positions in foreign currencies and coffee offset some profits. The Partnership recorded a gain of $1,961,942 or $329.74 per unit during June 1999.

For the six months ended June 30, 2000, the Partnership had expenses comprised of $456,448 in brokerage commissions (including clearing and exchange fees), $388,348 in management fees, and $118,241 in administrative expenses. The Partnership had no incentive fee expense for the six months ended June 30, 2000 as trading losses were not recouped. For the same six months in 1999, the Partnership had expenses comprised of $462,471 in brokerage commissions (including clearing and exchange fees), $353,177 in management fees, $808,378 in incentive fees and $71,369 in administrative expenses. Brokerage commissions and management fees vary primarily as a result of changes in assets under management. Incentive fees are generated by quarterly profits. As assets under management decreased in the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, brokerage commissions, management fees also decreased for the six month period. Administrative fees consist primary of legal and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended. The Partnership became subject to such reporting requirements in April 1998.

As a result of the above, the Partnership recorded a loss of $2,636,737 or $407.10 for the six month period compared to a gain of $2,359,887 or $392.86 per unit for the same period in 1999.

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

Year 2000 Compliance:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership's primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on the basis of mark-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized. The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of June 30, 2000, by market sector:

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

         Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. Additionally, the Partnership has commodity exposures in soybeans and soybean derivative products, wheat, corn, cattle and hogs at June 30, 2000 which are often affected by weather matters as well as seasonal supply and demand factors. The Partnership also has exposure in the primary energy commodities; namely crude oil, heating oil, gasoline and natural gas. The price of these commodities is highly influenced by political conditions in the Middle East, as well as general supply and demand factors.

The Partnership measures its market risk related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used June 30, 2000 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments.

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

The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of June 30, 2000.

The potential loss in earnings for each market risk exposure as of June 30, 2000 was:

Trading portfolio:
         Commodity price risk               $3,246,324
         Interest rate risk                 $2,010,332
         Currency exchange rate risk        $3,507,749

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

                                          THE WILLOWBRIDGE FUND L.P.


Date:  August 14, 2000                    By:  Ruvane Investment Corporation
                                               Its General Partner

                                              By:  /s/ Robert L. Lerner
                                                   ------------------------
                                                   Robert L. Lerner
                                                   President