Form 10-Q
period 2000-09-30
WILLOWBRIDGE FUND LP
filed 2000-11-14
CIK 794775

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORN 10-Q


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarterly Period Ended September 30, 2000
                                            -------------------


( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    fOR THE tRANSITION pERIOD FROM ______________ TO _____________


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

                      YES  X                      NO________
                          ---

                         THE WILLOWBRIDGE FUND L.P.
                             INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                              Page

Item 1.   Unaudited Consolidated Financial Statements .........................2

          Statements of Financial Condition as of September 30, 2000
          (unaudited) and December 31, 1999....................................2

          Statements of Operations For the Three Months Ended September 30, 2000 and 1999 and For the Nine Months Ended September 30, 2000 and 1999
          (unaudited)..........................................................3

          Statements of Changes in Partners' Capital for the Nine Months
          Ended September 30, 2000 and 1999 (unaudited)........................4

          Notes to Financial Statements for the Nine Months Ended September
          30, 2000 (unaudited) and the Year Ended December
          31, 1999.............................................................5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........11

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...................................................12
Item 2.   Changes in Securities and Use of Proceeds...........................12

Item 3.   Defaults Upon Senior Securities.....................................12

Item 4.   Submission of Matters to a Vote of Security Holders.................12

Item 5.   Other Information...................................................12

Item 6.   Exhibits and Reports on Form 8-K....................................12

PART 1 - FINANCIAL INFORMTION
Item 1. Financial Statements

THE WILLOWBRIDGE FUND L.P.

STATEMENTS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30,2000 (unaudited) AND DECEMBER 31, 1999
--------------------------------------------------------------------------------
                                                 September 30,      December 31,
                                                     2000              1999
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
  Due from Broker                                $  22,098,275     $  24,857,158
  Net unrealized (depreciation) appreciation
  on open futures contracts                           (419,497)          858,525
                                                 --------------    -------------
                                                    21,678.778        25,715,683

CASH IN BANK                                           223,213           534,875

ACCOUNTS RECEIVABLE                                     54,626            26,253

INTEREST RECEIVABLE                                     35,542              -

SUBSCRIPTIONS RECEIVABLE                                86,500            24,500

OTHER                                                    2,211               740
                                                 -------------     -------------
TOTAL ASSETS                                     $  22,080,870     $  26,302,051
                                                 =============     =============
LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

 Redemptions payable                              $    379,545     $     333,869
 Accrued management fees                               120,471            63,587
 Sales commissions payable                               4,480              -
 Other accrued expenses                                 76,354            17,426
                                                  -------------    -------------
                                                  $    580,850     $     414,882

PARTNERS' CAPITAL:
 Limited partners' (6,179.4666 and 5,977.7063 fully
   redeemable units at September 30, 2000 and
   December 31, 1999, respectively}                 20,564,675        24,440,138

 General partner (281.0681 and 353.9228 fully
   redeemable units at September 30, 2000 and
   December 31, 1999, respectively)                    935,345         1,447,031
                                                  ------------      ------------
                                                    21,500,020        25,887,169

TOTAL LIABILITIES AND PARTNERS' CAPITAL          $  22,080,870     $  26,302,051
                                                 =============     =============

NET ASSET VALUE PER UNIT

(Based on 6,460.5347 and 6,331.6291 units outstanding
  at September 30, 2000 and December 31, 1999,
  respectively)                                       3,327.90     $    4,088.55
                                                    ==========     =============


THE WILLOWBRIDGE FUND L.P.

STATEMENTS OF (LOSS) INCOME (unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                        For the three        For the three       For the nine       For the nine
                                                        months ended         months ended        months ended       months ended
                                                     September 30, 2000  September 30, 1999   September 30, 2000  September 30, 1999
INCOME:

 (Losses) gains on trading of commodity
  futures, forwards and options:
  Realized (losses) gains on closed positions, net    $   (1,004,635)       $   1,666,095        $ (3,476,226)       $ 1,912,011
 Change in unrealized (losses) gains on
  open positions, net                                     (1,420,800)          (1,627,225)         (1,278,022)         1,657,536
                                                      ---------------       --------------       -------------      ------------

          Total trading (losses) profits                  (2,425,435)              38,870          (4,754,248)         3,569,547

Interest income                                              324,855              298,873             979,968            821,479
                                                      ---------------       --------------       -------------      ------------

          Total (loss) income                            ( 2,100,580)             337,743          (3,774,280)         4,391,026
                                                      ---------------       --------------       -------------      ------------

EXPENSES:

 Incentive fees                                                    -                    -                   -            806,378
 Brokerage commissions                                       205,210              239,163             661,658            701,634
 Management fees                                              56,607               67,305             444,955            420,482
 Administrative expenses                                      49,713               26,227             167,953             97,596
                                                       --------------       ---------------      -------------       -----------

          Total expenses                                     311,530              332,695           1,274,566          2,026,090
                                                       --------------       ---------------      -------------       -----------

NET (LOSS) INCOME                                      $  (2,412,110)       $       5,048       $  (5,048,846)      $  2,364,936
                                                       ==============       ==============      ==============      ============

NET (LOSS) INCOME:

 Limited partners'                                     $  (2,301,764)        $       5,063        $ (4,773,826)       $  2,233,550
                                                       ==============       ==============      ==============      ============

 General partner                                       $    (110,346)        $         (15)       $   (275,020)       $    131,386
                                                       ==============       ==============       =============      ============

NET (LOSS) INCOME PER UNIT                             $     (353.55)        $       (0.05)       $    (760.65)       $     392.81
                                                       ==============       ==============       =============      ============


THE WILLOWBRIDGE FUND L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (unaudited)
-------------------------------------------------------------------------------------------------------------------------
                                                                                                              Total
                                        General Partner                   Limited Partners'                   Partners'
                                     Units          Amount           Units               Amount               Capital
                                  ---------------------------     --------------------------------       --------------
PARTNERS' CAPITAL,
DECEMBER 31, 1998                  271.6509     $ 1,073,390        5,264.1580        $ 21,765,943         $  22,839,333

Additions                           62.5111         253,266          975.4617           4,094,579             4,347,845

Redemptions                           -                -            (612.9880)         (2,617,993)           (2,617,993)

Net income                            -             131,386             -               2,233,550             2,364,936
                                 -----------    -------------      ------------     --------------        ---------------
PARTNERS' CAPITAL
SEPTEMBER 30, 1999                 334.1620     $ 1,458,042        5,626.6317       $ 25,476,079          $  26,934,121
                                 ===========    =============      ============     ==============        ===============


PARTNERS' CAPITAL
DECEMBER 31, 1999                  353.9228       1,447,031         5,977.7063        24,440,138             25,887,169

Additions                           59.2194         238,334         1,256.6659         4,754,651              4,992,985

Redemptions                       (132.0742)       (475,000)       (1,054.9056)       (3,856,288)            (4,331,288)

Net loss                              -            (275,020)            -             (4,773,826)            (5,048,846)
                                  -----------    ------------      ------------     --------------         --------------
PARTNERS' CAPITAL
SEPTEMBER 30, 2000                 281.0681      $  935,345         6,179.4666      $ 20,564,675           $ 21,500,020
                                  ===========    ============      ============     ==============         ==============


THE WILLOWBRIDGE FUND L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (unaudited)
AND THE YEAR ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------

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

Commissions - Commission charges are based on a percentage of the net asset value of the Partnership at the beginning of the month. The commission rate charged is 3.5 percent annually of the net asset value of the Partnership.

Statement of Cash Flows - The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102, Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for
Resale.

Allocation of Profits (Losses) and Fees - Net realized and unrealized trading gains and losses, interest income and other operating income and expenses are allocated to the partners monthly in proportion to their capital account balance, as defined in the Agreement.

The General Partner was paid a management fee equal to one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year-end. Such fees amounted to $261,361 and $228,393 in the nine months ended September 30, 2000 and the year ended December 31, 1999, respectively.

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

The CTA rebates to the Partnership the incentive and management fees incurred by certain partners including Willowbridge employees who are also limited partners in the Partnership. Incentive and management fees are presented in the Partnership's financial statements gross of any amounts rebated by the CTA. The rebate to the Partnership is recorded on the Partnership's financial statements as a capital addition. The incentive and management fees rebated to these partners in the nine months ended September 30, 2000 and the year ended December 31, 1999 were $21,450 and $71,365, respectively.

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

Recently Issued Accounting Pronouncements - In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS 138"). In June 1999, the FASB also issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 defers the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" until January 1, 2001. SFAS 133, as amended by SFAS 138, requires, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of the derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in income. The General Partner does not believe that the Statement will have a significant effect on the financial statements of the Partnership.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 as of January 1, 2001. The General Partner does not believe that the Bulletin will have a significant effect on the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Willowbridge Fund L.P. (the "Partnership") is engaged in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts and forward contracts. The objective of the Partnership is the appreciation of its assets through speculative trading. Ruvane Investment Corporation is the general partner of the Partnership ("the General Partner") and Willowbridge Associates Inc. is the Partnership's trading advisor (the "Advisor").

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

Results of Operations

Comparison of Three Months Ended September 30, 2000 and 1999

For the quarter ended September 30, 2000, the Partnership had trading losses comprised of $1,004,635 in net realized losses on closed positions, $1,420,800 in net change in unrealized losses on open positions and $324,855 in interest income. For the same quarter in 1999, the Partnership had trading profits comprised of $1,666,095 in net realized gains on closed positions, $1,627,225 in net change in unrealized losses on open positions and $298,873 in interest income.

In July 2000, trading was unprofitable in energy, financials, currencies, meats and tropicals. The Partnership recorded a loss of $4,120,390 or $619.73 per unit. In August 2000, trading was profitable in energy, financials, currencies, meats, and tropicals. The Partnership recorded a gain of $4,372,978 or $669.93 per unit. In September 2000, trading was unprofitable in energy, financials, meats, grains and tropicals. Profitable positions in currencies and metals failed to offset these losses. The Partnership recorded a loss of $2,664,698 or $412.46 per unit.


In July 1999, trading was profitable in the energy complex and foreign financial instruments. The Partnership recorded a gain of $608,326 or $103.00 per unit. In August 1999, trading was unprofitable in European currencies and foreign and domestic financial instruments. The Partnership recorded a loss of $939,937 or $159.26 per unit. In September 1999, trading was profitable in the energy complex and metals. The Partnership recorded a gain of $336,659 or $56.21 per unit.

For the quarter ended September 30, 2000, the Partnership had expenses comprised of $205,210 in brokerage commissions (including clearing and exchange fees), $56,607 in management fees, and $49,713 in administrative expenses. The Partnership had no incentive fee expense for this quarter as trading losses were not recouped. For the same quarter in 1999, the Partnership had expenses comprised of $239,163 in brokerage commissions (including clearing and exchange fees), $67,305 in management fees, and $26,227 in administrative expenses. The Partnership had no incentive fee expense for this quarter as trading losses were not recouped. Brokerage commissions and management fees vary primarily as a result of changes in assets under management. Incentive fees are generated by quarterly profits.

As assets under management decreased in the quarter ended September 30, 2000, as compared to the quarter ended September 30, 1999, brokerage commissions and management fees also decreased for the three month period. Administrative fees consist primary of legal and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended. The Partnership became subject to such reporting requirements in April 1998.

As a result of the above, the Partnership recorded a loss of $2,412,110 or $353.55 per unit for the quarter compared to a gain of $5,048, or a loss of $0.05 per unit for the same quarter in 1999. Although the Partnership recorded a gain for the quarter ended September 30, 1999, a loss per unit was incurred as a decrease in income per unit was experienced for this quarter.

At September 30, 2000, the net asset value of the Partnership was $21,500,020 compared to its net asset value of $25,887,169 at December 31, 1999. The net asset value per unit at September 30, 2000 was $3,327.90, compared to $4,088.55 at December 31, 1999.

During the quarter, the Partnership had no credit exposure to a counterparty that is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

Comparison of Nine Months Ended Septmeber 30, 2000 and 1999

For the nine months ended September 30, 2000, the Partnership had trading losses comprised of $3,476,226 in net realized losses on closed positions, $1,278,022 in net change in unrealized losses on open positions and $979,968 in interest income. For the same nine month period in 1999, the Partnership had trading profits comprised of $1,912,011 in realized gains on closed positions, $1,657,536 in net change in unrealized gains on open positions and $821,479 in interest income.

During the nine months ended September 30, 2000, most of the losses incurred by the Partnership were generated from currencies, financials, grains, and tropicals. In January 2000, trading was unprofitable in foreign currencies, metals, and tropicals. The Partnership recorded a loss of $915,394 or $232.02 per unit. For the same month in 1999, trading was unprofitable in domestic financial instruments and foreign currencies. The Partnership recorded a loss of $754,373 or $132.99 per unit during January 1999. In February 2000, the Partnership was unprofitable in foreign currencies, financials and tropicals. The Partnership recorded a loss of $2,040,073 or $561.37 per unit. For the same month in 1999, trading was profitable in foreign and domestic financial instruments, foreign currencies, and base metals. The Partnership recorded a gain of $1,542,118 or $263.58 per unit during February 1999. In March 2000, foreign currencies produced most of the gains, with smaller gains recorded in financials and grains. The Partnership recorded a gain of $2,061,857 or $523.46 per unit. For the same month in 1999, trading was unprofitable in European currencies, coffee and silver. Profitable positions in foreign currencies, foreign financial instruments and natural gas offset some losses. The Partnership recorded a loss of $555,009 or $95.61 per unit during March 1999. In April 2000, trading was unprofitable in energy, financials, grains, and tropicals. The

Partnership recorded a loss of $941,376 or $144.67 per unit. For the same month in 1999, trading was profitable in foreign currencies, European curriences, energy complex and meats. Unprofitable positions in domestic financial instruments, corn and wheat offset some gains. The Partnership recorded a gain of $1,473,033 or $252.22 per unit during April 1999. In May 2000, trading was profitable in energy and financials. However, unprofitable positions in currencies and tropicals offset some of these gains. The Partnership recorded a gain of $392,065 or $58.63 per unit. For the same month in 1999, trading was unprofitable in foreign currencies, energy complex, base metals and coffee. Profitable positions in foreign and domestic financial instruments failed to offset the losses. The Partnership recorded a loss of $1,307,824 or $224.08 per unit during May 1999. In June
2000, trading was unprofitable in currencies, financials, and metals.
Profitable positions in energy and grains failed to offset these losses.
The Partnership recorded a loss of $1,193,817 or $177.41 per unit. For the same month in 1999, trading was profitable in foreign and domestic financial instruments and energy complex, meats and base metals.
Unprofitable positions in foreign currencies and coffee offset some of these profits. The Partnership recorded a gain of $1,961,942 or $329.74 per unit during June 1999. In July 2000, trading was unprofitable in energy, financials, currencies, meats, and tropicals. The Partnership recorded a loss of $4,120,390 or $619.73 per unit. For the same month in 1999, trading was profitable in the energy complex and foreign financial instruments. The Partnership recorded a gain of $608,326 or $103.00 per unit. In August 2000, trading was profitable in energy, financials, currencies, meats, and tropicals. The Partnership recorded a gain of $4,372,978 or $669.93 per unit. For the same month in 1999, trading was unprofitable in European currencies and foreign and domestic financial instruments. The Partnership recorded a loss of $939,937 or $159.26 per unit. In September 2000, trading was unprofitable in energy, financials, meats, grains and tropicals. Profitable positions in currencies and metals failed to offset these losses. The Partnership recorded a loss of $2,664,698 or $412.46 per unit. For the same month in 1999, trading was profitable in the energy complex and metals. The Partnership recorded a gain of $336,659 or $56.21 per unit.

For the nine months ended September 30, 2000, the Partnership had expenses comprised of $661,658 in brokerage commissions (including clearing and exchange fees), $444,955 in management fees, and $167,953 in administrative expenses. The Partnership had no incentive fee expense for the nine months ended September 30, 2000 as trading losses were not recouped. For the same nine months in 1999, the Partnership had expenses comprised of $701,634 in brokerage commissions (including clearing and exchange fees), $420,482 in management fees, $806,378 in incentive fees and $97,596 in administrative expenses. Brokerage commissions and management fees vary primarily as a result of changes in assets under management. Incentive fees are generated by quarterly profits. Administrative fees consist primary of legal and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended. The Partnership became subject to such reporting requirements in April 1998.

As a result of the above, the Partnership recorded a loss of $5,048,846 or $760.65 for the nine month period compared to a gain of $2,364,936 or $392.81 per unit for the same period in 1999.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership's primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on the basis of mark-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized. The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of September 30, 2000, by market sector:

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

         Currency: The Partnership's currency exposure is to exchange rate fluctuations, primarily in the following countries: England, Japan, Switzerland and other G-7 countries. Additionally, the Partnership has exposure to countries comprising the Euro. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future.

         Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver, and copper.
         Additionally, the Partnership has commodity exposures in coffee, sugar, soybeans and soybean derivative products, wheat, corn, cattle and hogs at September 30, 2000 which are often affected by weather matters as well as seasonal supply and demand factors. The Partnership also has exposure in the primary energy commodities; namely crude oil, heating oil, gasoline and natural gas. The price of these commodities is highly influenced by political conditions in the Middle East, as well as general supply and demand factors.

The Partnership measures its market risk related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used September 30, 2000 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments.

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

The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of September 30, 2000.

The potential loss in earnings for each market risk exposure as of September 30, 2000 was:

Trading portfolio:
         Commodity price risk               $1,297,766
         Interest rate risk                 $2,409,420
         Currency exchange rate risk        $3,890,987

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

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits--The following exhibit is filed as part of this report on Form
10-Q:

         27 Financial Data Schedule

Reports on Form 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this reporr to be signed on its behalf by the undersigned thereunto duly authoried.

                                       THE WILLOWBRIDGE FUND L.P.


Date: November 14, 2000                By:  Ruvane Investment Corporation
                                            Its General Partner

                                       By:  /s/ Robert L. Lerner
                                            --------------------------------
                                            Robert L. Lerner
                                            President