Form 10-K
period 2000-12-31
WILLOWBRIDGE FUND LP
filed 2001-03-30
CIK 794775

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-K

(Mark One)
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2000 or |_| Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
For the transition period from ________________ to _________________
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |x|

     As of March 1, 2001 the aggregate market value of the limited partnership interests of the registrant held by non-affiliates of the registrant was approximately $26,988,876.

                             TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I
     Item 1.   Business
     Item 2.   Properties
     Item 3.   Legal Proceedings
     Item 4.   Submission of Matters to a Vote of Security Holders

PART II
     Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters
     Item 6.   Financial Information
     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     Item 7A.  Quantitative and Qualitative Disclosures About
               Market Risk
     Item 8.   Financial Statements and Supplementary Data
     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

PART III
     Item 10.  Directors and Executive Officers of the Registrants
     Item 11.  Executive Compensation
     Item 12. Security Ownership of Certain Beneficial Owners and Management
     Item 13.  Certain Relationships and Related Transactions

PART IV
     Item 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K

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

         The General Partner has selected Willowbridge Associates Inc. (the "Advisor") as the Partnership's trading advisor. The Advisor's main business address is 101 Morgan Lane, Suite 180, Plainsboro, New Jersey 08536 and its telephone number is (609) 936-1100. The Advisor has been registered as a CPO and a CTA pursuant to the CEA since May 3, 1988 and is a member of the NFA in such capacities. All trading decisions regarding the Partnership are made by the Advisor. See "-- The Advisor."

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

         The General Partner is responsible for the allocation of the Partnership's capital among various investment programs. The Partnership's capital currently is allocated to the Primary Investment Program of the Advisor. See " -- Trading Programs." The General Partner, in the future, may allocate the Partnership's assets to other trading programs. In addition, the General Partner may introduce the Partnership's trades to the Partnership's commodity brokers. Under the terms of the Amended and Restated Limited Partnership Agreement of the Partnership (the "Partnership Agreement"), the General Partner will maintain its capital contributions to the Partnership in an amount equal to 1% of the aggregate capital raised by the Partnership from time to time. As of December 31, 2000, the General Partner owned approximately $1,002,116 of general partnership interests in the Partnership. The General Partner is a Delaware Corporation organized in January 1990. The principal of the General Partner is Robert L. Lerner. See "Directors and Executive Officers."

Futures Trading

         Futures contracts are contracts made on or through a commodity exchange and provide for future delivery of agricultural and industrial commodities, precious metals, foreign currencies or financial instruments, and in the case of certain contracts, such as stock index futures contracts and Eurodollar futures contracts, provide for cash settlement. Such contracts are uniform for each commodity on each exchange and vary only with respect to price and delivery time. A contract to buy or sell may be satisfied either by making or taking delivery of the commodity and payment or acceptance of the entire purchase price therefor or by offsetting the obligation with a contract containing a matching contractual obligation on the same (or a linked) exchange prior to delivery. In futures and forward trading, capital is not used to acquire a physical asset but only as security for the payment of losses incurred in open positions. United
States commodity exchanges individually or, in certain limited situations, in conjunction with certain foreign exchanges, provide a clearing mechanism to facilitate the matching of offsetting trades. Once trades made between members of an exchange have been confirmed, the clearinghouse is substituted for the clearing member acting on behalf of each buyer and each seller of contracts traded on the exchange and in effect becomes the other party to the trade. Thereafter, each clearing member party to the trade looks only to the clearinghouse for performance. Clearinghouses do not deal with customers, but only with member firms, and the "guarantee" of performance under open positions provided by the clearinghouse does not extend to customers. If a customer's commodity broker becomes bankrupt or insolvent, or otherwise defaults on such broker's obligations to such customer, the customer in question may not receive all amounts owing to such customer in respect of trading, despite the clearinghouse fully discharging all of its obligations.

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

         The speculator, such as the Partnership, risks its capital with the hope of making profits from the price fluctuations in futures contracts The speculator assumes the risks which the hedger seeks to avoid. Speculators rarely expect to take or make delivery of the "cash" or actual physical commodity in the futures market. Rather, they generally close out their futures positions by entering into offsetting purchases or sales of futures contracts. Because the speculator may take either a long or short position in the futures markets, it is possible for the speculator to earn profits or incur losses regardless of the direction of price trends. Generally, commodities trades made by the Partnership will be for speculative rather than for hedging purposes.

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

The Advisor

         The General Partner has selected Willowbridge Associates Inc. as the Partnership's trading advisor. The Advisor is a global trading advisor, managing over U.S. $489.3 million in client capital (U.S. $295.9 million of actual funds and U.S. $193.4 million of notional funds, or funds that clients have instructed the Advisor to trade but not deposit into their brokerage accounts) as of December 31, 2000 in futures, foreign exchange, interest rates and related markets for international banks, brokerage firms, pension funds, institutions and high net worth individuals. The Advisor was organized as a Delaware corporation in January 1988 and trades on a 24-hour basis in over 70 markets worldwide. The primary activity of Willowbridge is to buy, sell (including short sales), make a spread or otherwise trade in Commodity Interests. The Advisor may, to a limited extent, also trade in other instruments. The trading principals of the Advisor are Philip L. Yang and Michael Y. Gan.
See "Directors and Executive Officers."

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

Primary Investment Program

         Under the Primary Investment Program, the Advisor has the discretion, based upon its periodic evaluation of market conditions, to determine which trading system to use for a given market. Approximately one-half of the assets traded by the Advisor pursuant to the Primary Investment Program are allocated to the Argo System and the remaining portion is allocated between currencies and financial instruments traded pursuant to the Vulcan System and precious metals, grains, meats, softs and tropicals traded pursuant to the Siren System. On November 3, 1997, a trading component of Titan was added to the Primary Investment Program.
The Advisor, in consultation with the General Partner, may change the allocation of the assets it trades pursuant to the Primary Investment Program among the trading systems and among the commodities traded pursuant thereto. Typically, changes in strategies used for particular markets are made infrequently. If the assets of the Partnership allocated to the Primary Investment Program fall below $1,000,000, the Advisor may not be able to trade the Primary Investment Program portfolio.

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

         It is intended that approximately 15% to 40% of assets under management normally committed as margin for Commodity Interest trading, but from time to time the percentage of assets committed may be substantially more or less. Argo's positions will generally be held from 20 to 30 trading days. The largest monthly draw-down experienced by Willowbridge in using Argo was 28.69% and occurred in July 2000. The greatest peak-to-valley draw-down was 41.45% and occurred in the period between October 1999 to July 2000.

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

         It is intended that approximately 15% to 40% of the assets under management pursuant to Siren will be normally committed as margin for Commodity Interest trading, but from time to time, the percentage of assets committed may be substantially more or less. The largest monthly draw- down experienced by Willowbridge in using Siren was 15.15% and occurred in September 2000. The greatest peak-to-valley draw-down was 34.70% and occurred in the period between November 1997 to July 1998.

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

         The clearing brokers must comply with the settlement procedures established by the clearinghouse of each exchange where the clearing broker is a clearing member. The rules of exchange vary, but at a minimum the exchange guarantees performance on every contract to each of its clearing members. Thus, once a trade between two clearing members is matched by the exchange, the rights and obligations under the futures or options contract do not run between the original buyer and seller, but between the clearing member and the seller of the contract, and between the clearing member and the buyer. The clearinghouse sets a settlement price for settling all accounts between clearing members for each contract month. Unliquidated positions on outstanding contracts are marked to market at least once a day via midday and/or morning calls to determine any additional margin requirements. In general, a clearinghouse is backed by the membership and will act in the event of non-performance by one of its members or one of the member's customers, the intent of which is to significantly reduce credit risk. If a clearing broker is not a member of an exchange clearinghouse, it will comply with the settlement procedures established with the actual carrying brokers and will operate through them. Settlement of calls on such contracts may take an extra day on U.S. exchanges or two extra days on non-U.S. exchanges. Additional margin requirements are wire-transferred by the clearing brokers to the appropriate clearinghouse. During the years ended December 31, 2000 and 1999, the Partnership had no material credit risk exposure to a counterparty that is a foreign commodities exchange.

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

Others

         The General Partner will pay expenses of the continuing offering of Limited Partnership Units (consisting primarily of printing fees), estimated to be approximately $10,000 per year. The ordinary operating expenses actually incurred by the Partnership, including periodic legal, accounting and auditing fees, and other administrative expenses and fees, which are estimated to be approximately $230,000 per year (excluding any extraordinary expenses), will be borne by the Partnership.

Break-Even Analysis

         As discussed above, the Partnership is obligated to pay trading and operational expenses and pay incentive fees, if any, which could materially affect the net results of an investment in the Partnership by reducing net profits or increasing net losses. The following table shows that the Partnership would have to make a 1.63% (5.63% if maximum 4% selling commission is charged) return on its investments or $407 ($1,407 if maximum 4% selling commission is charged) of trading income per $25,000 investment in the Partnership) in the first year in order for a limited partner to break even under the assumptions set forth in the accompanying notes. See "Charges to the Partnership" for a description of the fees and expenses charged to the Partnership. THE BREAK- EVEN ANALYSIS BELOW DOES NOT CONSTITUTE A REPRESENTATION BY THE PARTNERSHIP OR THE GENERAL PARTNER AS TO THE ACTUAL OPERATING EXPENSES OF THE PARTNERSHIP. FURTHERMORE, THERE CAN BE NO ASSURANCE THAT THE EXPENSES TO BE INCURRED BY THE PARTNERSHIP WILL NOT EXCEED THE AMOUNTS AS PROJECTED OR THAT THERE WILL BE NO OTHER EXPENSES.



                              Break-Even Analysis

===============================================================================
Subscription Amount (1)                                              $25,000
Administrative Charge (2)                                                250
General Partner's Management Fee (3)                                     250
Partnership's Ordinary Operating Expenses (4)                            120
Trading Advisor's Management Fee (5)                                     250
Trading Advisor's Incentive Fee on Trading Profits (6)                     0
Brokerage Commissions (7)                                                875
Less Interest Income (8)                                              (1,338)

Amount of Trading Income Required per Minimum
         Subscription Amount for the Partnership's net
         asset value at the end of one year to equal the
         Minimum Subscription Amount                                    $407

Percentage of Minimum Subscription Amount                               1.63%

Amount   of Trading Income Required per Minimum Subscription
         Amount for the Partnership's net asset value at the
         end of one year to equal the Minimum Subscription
         Amount if 4% maximum selling commission is charged (9)       $1,407

Percentage of Minimum Subscription Amount
including 4% maximum selling commission (9)                             5.63%
===============================================================================

NOTES:
(1) The minimum purchase is ordinarily $25,000 of interests ($10,000 for benefit plan investors).
(2) Investors pay a one-time administrative fee of 1% of their capital contributions.
(3) Investors pay the General Partner an annual management fee of 1% of net assets.

(4) The Partnership's actual accounting, auditing, legal and other operating expenses will be borne by the Partnership. These expenses are expected to amount to approximately .48% of the Partnership's net asset value.
(5) Investors pay the Advisor a quarterly management fee of .25% of month-end net assets (1% per year).
(6) The Advisor will receive a quarterly incentive fee of 25% of New Profits (as defined on page 13). There will be no incentive fee at the break-even level, inasmuch as $407 in trading income, plus $1,338 in interest income, minus all of the fees and expenses shown above (totaling $1,745) results in $0 in New Profits.
(7)   Brokerage commissions are calculated at 3.5% of net asset value.
(8) The Partnership will earn interest on margin deposits with its clearing brokers. Based on current interest rates, interest income is estimated at 5.35% of net assets.
(9) Investors who subscribe through a selling agent may be charged a sales commission of up to 4% of the subscription amount, payable to the selling agent. The amount of the sales commission shall be determined between the investor and the selling agent.

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

     The Partnership has no employees and the General Partner has two employees. Until June 30, 2000, Fund Administration and management information systems were provided by Derivatives Portfolio Management LLC. As of July 1, 2000, Fund Administration and management information systems are provided by Lamp Technologies LLP.

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

Relationship of the Advisor to Futures Commission Merchants

      The Advisor appears on the approved list of commodity trading advisors for many futures commission merchants. Appearance on an approved list means that futures commission merchants' representatives may recommend the Advisor as a trading advisor to i ts clients. Inclusion on such an approved list may create a conflict of interest for a trading advisor between its duty to trade clients' accounts in the best interest of clients and its financial interest in maintaining a position on a futures commission merchant's approved list, which could be contingent upon generation of adequate commission income from those accounts managed by the advisor. The Advisor's policy, however, is to trade all comparable accounts in the same manner regardless of the method by which the account was obtained.

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

Operating History of the Partnership

      The Partnership commenced trading in April 1991. The Partnership has realized a net gain through March 2001 and no assurance can be made as to the future performance of the Partnership. In addition, the Partnership's profitability has varied significantly from period to period. The results for any one period are not necessarily indicative of results for any other period.

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

                                         PART II

ITEM 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

         There currently is no established public trading market for the Limited Partnership Units. As of December 31, 2000, approximately 5,473 Partnership Units were held by 278 Limited Partners and the General Partner.

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

         From January 1, 2000 through December 31, 2000, a total of 1,377.036 Partnership Units were redeemed for the aggregate net redemption amount of $3,473,765. Details of the net subscriptions and redemptions of these Partnership Units are as follows:

Date of Sale                              Price of Units
------------                              --------------
January 2000                              $13,750
February 2000                             $592,688
March 2000                                $1,129
April 2000                                $50,203
May 2000                                  $749,928
June 2000                                 $115,114
July 2000                                 ($182,937)
August 2000                               ($474,489)
September 2000                            ($203,688)
October 2000                              ($1,216,427)
November 2000                             ($529,569)
December 2000                             ($2,389,467)


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

Item 6.  Financial Information

Selected Financial Data

         Set forth below is certain selected historical financial data for the Partnership as of and for the five years ended December 31, 2000. The selected historical financial data as of and for the five years ended December 31, 2000, derived from the financial statements of the Partnership, which were audited by Deloitte & Touche LLP.

                                                                  SELECTED FINANCIAL DATA

                                                           (in thousands, except amounts per Unit)


                                                                     Year Ended December 31,
                                                  -----------------------------------------------------------

                                                  2000          1999          1998         1997       1996
                                                  ----          ----          ----         ----       ----
Operations Data:
Realized (Losses) Gains on Closed                 $  (789)      $267          $5,298      $(191)     $ 1,842
Positions
Net Change in Unrealized
              Gains (Losses) on                     7,145        661            (724)       897         (121)
              Open Positions
Interest Income                                     1,296      1,123             818        767          339
Incentive Fees                                        781        806              85        875          347
Brokerage Commissions (including
Clearing and Exchange Fees)                           847        935             651        492          148
Management Fees                                       507        484             372        266          101
Administrative Expenses                               227        134             295        115           83
Net Income (Loss)                                   5,290       (309)          3,989       (275)       1,379
Net Change in Net Asset Value Per Unit
of Partnership Interest (for a Unit
Outstanding Throughout Each Year)                     973        (37)            645        105          326

Financial Condition Data:

Limited Partners' Capital                        $ 26,701    $24,440         $21,766    $17,529      $10,528
General Partner's Capital                           1,002      1,447           1,073        681          276
Partners' Capital (Net Asset Value)                27,703     25,887          22,839     18,210       10,803

Total Assets                                       31,158     26,302          23,459     18,545       11,344
Net Asset Value per Unit                            5,062      4,009           4,126      3,481        3,376
Partnership Units Outstanding At                    5,473      6,332           5,536      5,232        3,201
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

              As of December 31, 2000, the assets of the Partnership were allocated for trading in Commodity Interests entirely to the Advisor's Primary Program. The Primary Program consists of the Argo, Vulcan and Siren computer-based, quantitative trading systems. During 1998, the General Partner of the Partnership changed the allocation for trading in Commodity Interests from approximately one-half the Advisor's Primary Program and approximately one-half the Advisor's Mtech Trading Approach to one hundred percent in the Primary Program. The decision to terminate trading pursuant to the Mtech Trading approach was prompted by the significant losses incurred in the first half of 1998.

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

Results of Operations

         Comparison of fiscal years ended December 31, 2000 and 1999

              As of December 31, 2000, the net asset value of the Partnership was $27,703,333 compared to its net asset value of $25,887,169 at December 31, 1999. The Partnership's 2000 subscriptions and redemptions totaled
$3,207,207 and $8,681,032, respectively, compared to $6,524,919 and
$3,167,839, respectively, in 1999. For the year ended December 31, 2000, the Partnership had trading profits of $6,355,661 and $1,295,895 in interest income. For that same period, the Partnership had expenses comprised of $780,847 in incentive fees, $846,755 in brokerage commissions including clearing and exchange fees, $507,006 in management fees and $227,020 in administrative expenses. This resulted in the Partnership having a net income of $5,289,929, for 2000. The increase in trading profits from December 31, 1999 to December 31, 2000 was due primarily to significant trading gains in the currencies and financials sectors, which accounted for approximatly 95% of the unrealized appreciation at December
31, 2000. Although the partnership had more trading profits in 2000 compared with 1999, the Partnership incurred less incentive fees in 2000 compared to 1999. This is primarily due to a higher trading profit level having to be attained by the Partnership to recoup trading losses that were incurred during the first three quarters of 2000. No incentive fees had been accrued during the first three quarters of 2000 due to these trading losses. The Partnership had trading profits during the fourth quarter of 2000, with a decrease from $(3,476,226) to $(789,139) in realized trading losses and an increase from ($1,278,022) to $7,144,800 in unrealized appreciation/depreciation from the nine months ended September 30, 2000 to the twelve months ended December 31, 2000, respectively. As a result, incentive fees were accrued during the fourth quarter of 2000. Also, in 1999 incentive fees were higher due to a higher trading profit level having to be attained by the Partnership to recoup trading losses incurred in 1998. The Partnership recouped these trading losses in 1999. The net asset value per Unit at December 31, 2000 increased 23.8% from $4,088.55 at December 31,1999 to $5,061.73 at December 31,2000.

         Comparison of fiscal years ended December 31, 1999 and 1998

              As of December 31, 1999, the net asset value of the Partnership was $25,887,169 compared to its net asset value of $22,839,333 at December 31, 1998. The Partnership's 1999 subscriptions and redemptions totaled $6,524,919 and $3,167,839, respectively, compared to $5,792,282 and
$5,151,808, respectively, in 19988. For the year ended December 31, 1999, the Partnership had trading profits of $927,638 and $1,123,472 in interest income. For that same period, the Partnership had expenses comprised of $806,378 in incentive fees, $935,448 in brokerage commissions including clearing and exchange fees, $484,069 in management fees and $134,459 in administrative expenses. This resulted in the Partnership having a net loss of $309,244, for 1999. The increases in brokerage commissions and management fees are attributable to growth in the net assets of the Partnership as a result of more subscriptions and fewer redemptions in 1999. Although the Partnership had less trading profits in 1999 compared with 1998, the significant increase in incentive fees was due to trading losses incurred in the first eight months of 1998, which had to be recouped before incentive fees could be accrued in the later months. The Partnership was profitable during the first half of 1999, and therefore incentive fees were accrued. The net asset value per Unit at December 31, 1999 decreased
 .9% from $4,125.74 at December 31, 1998 to $4,088.55 at December 31, 1999.

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

              In general, the Advisor will trade only those Commodity Interests that have sufficient liquidity to enable it to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." Pursuant to such regulations, no trading may be executed on any given day at prices beyond daily limits. The price of a futures contract occasionally has moved the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating his position. While the occurrence of such an event may reduce or eliminate the liquidity of a particular market, it will not eliminate losses and may in fact substantially increase losses because of its inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Partnership is trading, whether such illiquidity is caused by any of the above reason or otherwise, the Partnership may be unable to liquidate its position prior to its expiration date, thereby requiring the Partnership to make or take delivery of the underlying interests of the commodity investment.

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

         The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of December 31, 2000, by market sector:

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

              Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of December 31, 2000, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

         The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used December 31, 2000 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments.

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

The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of December 31, 2000.

The potential loss in earnings for each market risk exposure as of December 31, 2000 was:

Trading portfolio:

              Currency exchange rate risk        $1,734,243
              Commodity price risk               $495,241
              Interest rate risk                 $4,717,583


Item 8.       Financial Statements and Supplementary Data

     The Partnership's financial statements, together with the auditors' report thereon, appear on pages F-1 through F-11 hereof.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     As of December 31, 2000, approximately 5,473 Partnership Units were held by 278 Limited Partners and the General Partner. The following table sets forth certain information as of December 31, 2000 with respect to each person known to the Partnership to beneficially own more than 5% of the outstanding Partnership Units.


Name and Address                      Number of Limited      Percent of Total
of Beneficial Owner                   Partnership Units      Partnership Units
-------------------                   -----------------      -----------------

Kenneth Hart, Esq Gunster Yoakely         588.6660                10.7556%
et al PA, Qualified Plans Master Trust
777 South Flager Drive
Suite 500 East
West Palm Beach, FL 33401

PY Family Ltd. Partnership                323.6930                 5.9143%
PY Corporation, General Partner
101 Morgan Lane, Ste. 180
Plainsboro, NJ 08536

     The Partnership has no directors or officers. The General Partner manages and conducts the business of the Partnership. As of December 31, 2000, the General Partner owned approximately $1,002,116 of general partner interests in the Company, or
197.9790 Partnership Units, representing approximately 4% of the total outstanding Partnership Units, and also beneficially owned 26.1923 Limited Partnership Units. The General Partner is owned entirely by Robert L. Lerner and trusts for the benefit of him and his family.

Item 13.     Certain Relationships and Related Transactions

     The General Partner manages and conducts the business of the Partnership. To compensate the General Partner for its management of the Partnership, its monitoring of the Advisor's portfolio and its assumption of the financial burden of operating the Partnership, the General Partner receives management and other fees from the Partnership. See "Business -- Fees and Expenses." For the years ended December 31, 2000, 1999, and 1998, the General Partner received a management fee from the Partnership pursuant to the Partnership Agreement in the amounts of $261,301, $228,393, and $182,103 respectively. For the year ended December 31, 2000, the General Partner received administrative charges from the Limited Partners pursuant to the Partnership Agreement in the amount of $40,437. For the year ended December 31, 2000, the General Partner received $263,663 brokerage commissions from the Partnership.



                                  PART IV

ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)   Documents Filed as a Part of This Report.

           1. See the Table of Contents to Financial Statements on page F-3, which is incorporated herein by reference.

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

Date:  March 30, 2001



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


                                           By: /s/ Robert L. Lerner
                                              -------------------------------
                                              Robert L. Lerner, President of
                                              Ruvane Corporation

Date:  March 30, 2001

                                     The Willowbridge Fund L.P.


                                     Statements of Financial Condition for the Years Ended December 31, 2000 and 1999, and Statements of Income (Loss) and Changes in Partners' Capital for the Three Years Ended December 31, 2000, 1999, and 1998, and Independent Auditors' Report

                        The Willowbridge Fund L.P.
             C/o Ruvane Investment Corporation, General Partner
                             Four Benedek Road
                            Princeton, NJ 08540




I affirm that, to the best of my knowledge and belief, the information contained in the attached financial statements of The Willowbridge Fund L.P. for the years ended December 31, 2000, 1999 and 1998 is accurate and complete.










                                           Ruvane Investment Corporation
                                           General Partner of
                                           The Willowbridge Fund L.P.


                                            /s/ Robert L. Lerner
                                           ------------------------------------
                                           By:  Robert L. Lerner, President

THE WILLOWBRIDGE FUND L.P.

TABLE OF CONTENTS
-------------------------------------------------------------------------------
                                                                     Page

INDEPENDENT AUDITORS' REPORT                                          F-4

FINANCIAL STATEMENTS:


 Statements of Financial Condition as of
   December 31, 2000 and 1999                                         F-5

 Statements of Income (Loss) for the Years
   Ended December 31, 2000, 1999 and 1998                             F-6

 Statements of Changes in Partners' Capital
  for the Years Ended December 31, 2000, 1999 and 1998                F-7

 Notes to Financial Statements                                       F-8-F-13

INDEPENDENT AUDITORS' REPORT

To the Partners of
The Willowbridge Fund L.P.

We have audited the accompanying statements of financial condition of The Willowbridge Fund L.P. (the "Partnership") as of December 31, 2000 and 1999 and the related statements of income (loss) and changes in partners' capital for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Willowbridge Fund L.P. as of December 31, 2000 and 1999 and the results of its operations and changes in its partners' capital for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




March 23, 2001

PART IV -   FINANCIAL INFORMATION

Item 14.(a)1.  Financial Statements

THE WILLOWBRIDGE FUND L.P.

STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2000 AND DECEMBER 31, 1999
-----------------------------------------------------------------------------------------------------
                                                                     December 31,        December 31,
                                                                         2000                1999
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
  Due from broker                                                   $ 21,944,863        $ 24,857,158
  Net unrealized appreciation on open positions                        8,003,325             858,525
                                                                     -----------         -----------

                                                                      29,948,188          25,715,683

CASH IN BANK                                                           1,050,129             534,875

ACCOUNTS RECEIVABLE                                                       90,428              26,253

INTEREST RECEIVABLE                                                       61,849                 -

SUBSCRIPTIONS RECEIVABLE                                                   3,359              24,500

OTHER                                                                      4,146                 740
                                                                    ------------         -----------
TOTAL ASSETS                                                        $ 31,158,099        $ 26,302,051
                                                                    ============        ============
LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Redemptions payable                                               $  2,502,846        $    333,869
  Accrued incentive fees                                                 780,847               -
  Accrued management fees                                                 62,051              63,587
  Sales commissions                                                        2,745               -
  Other accrued expenses                                                 106,277              17,426
                                                                    ------------         ------------


                                                                       3,453,766             414,882
                                                                    ------------        ------------


PARTNERS' CAPITAL:
 Limited partners (5,275.1221 and 5,977.7063 fully redeemable
  units at December 31, 2000 and December 31, 1999, respectively)     26,701,217          24,440,138
 General partner (197.9790 and 353.9228 fully redeemable
  units at December 31, 2000 and December 31, 1999, respectively)      1,002,116           1,447,031
                                                                    ------------        ------------

                                                                      27,703,333          25,887,169
                                                                    ------------        ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                             $ 31,158,099        $ 26,302,051
                                                                    ============        ============

NET ASSET VALUE PER UNIT
(Based on 5,473.1011 and 6,331.6291 units outstanding
  at December 31, 2000 and December 31, 1999, respectively)         $   5,061.73        $  4,088.55
                                                                    ============        ============
See Notes to Financial Statements.





THE WILLOWBRIDGE FUND L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                                      2000              1999             1998

INCOME:
  Gains (losses) on trading of commodity futures,
    forwards and options:
    Realized (losses) gains on closed positions, net            $   (789,139)      $   267,070     $  5,297,745
    Change in unrealized appreciation on open
      positions, net                                               7,144,800           660,568         (724,079)
                                                                ------------       -----------     -------------

           Total trading profits                                   6,355,661           927,638        4,573,666

  Interest income                                                  1,295,896         1,123,472          818,150
                                                                ------------       -----------     ------------

           Total income                                            7,651,557         2,051,110        5,391,816
                                                                ------------       -----------     ------------
EXPENSES:
  Brokerage commissions (includes clearing and
    exchange fees of $5,204, $20,612, and $19,415
    in 2000, 1999, and 1998, respectively)                           846,755           935,448          651,387
  Incentive fees                                                     780,847           806,378           85,182
  Management fees                                                    507,006           484,069          371,766
  Administrative expenses                                            227,020           134,459          294,806
                                                                ------------       -----------     ------------

           Total expenses                                          2,361,628         2,360,354        1,403,141
                                                                ------------       -----------     ------------

NET INCOME (LOSS)                                               $  5,289,929       $  (309,244)    $  3,988,675

NET INCOME (LOSS):
  Limited partners                                              $  5,119,725       $  (303,853)    $  3,854,753


  General partner                                               $    170,204       $    (5,391)    $    133,922


NET INCOME (LOSS) PER UNIT                                      $     973.18       $    (37.19)    $     645.24



See Notes to Financial Statements.











THE WILLOWBRIDGE FUND L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
---------------------------------------------------------------------------------------------------------------

                                                                                                     Total
                                               General Partner           Limited Partners           Partners'
                                            Units         Amount       Units         Amount          Capital

PARTNERS' CAPITAL, JANUARY 1, 1998        195.6268    $   680,879     5,036.4330   $ 17,529,305   $  18,210,184

  Additions                                76.0242        258,589     1,752.2148      5,533,693       5,792,282

  Redemptions                                  -              -      (1,524.4898)    (5,151,808)     (5,151,808)

  Net income                                   -          133,922            -        3,854,753       3,988,675
                                         ---------    -----------     ----------   ------------   -------------

PARTNERS' CAPITAL, DECEMBER 31, 1998      271.6510      1,073,390     5,264.1580     21,765,943      22,839,333

  Additions                                82.2718        379,032     1,458.7644      6,145,887       6,524,919

  Redemptions                                  -             -         (745.2161)    (3,167,839)     (3,167,839)

  Net loss                                     -           (5,391)           -         (303,853)       (309,244)
                                         ---------    -----------     ----------   ------------   -------------

PARTNERS' CAPITAL, DECEMBER 31, 1999      353,9228      1,447,031     5,977.7063     24,440,138      25,887,169

  Additions                                60.4005        242,390     1,316.4651      4,964,877       5,207,267

  Redemptions                            (216.3443)      (857,509)   (2,019.0493)    (7,823,523)     (8,681,032)

  Net income                                  -           170,204           -         5,119,725       5,289,929
                                        -----------    -----------    -----------  -------------   -------------
PARTNERS' CAPITAL, DECEMBER 31, 2000      197.9790    $ 1,002,116     5,275.1221   $ 26,701,217   $  27,703,333
                                        ===========    ===========    ===========  =============   =============



See Notes to Financial Statements.


THE WILLOWBRIDGE FUND L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------

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

      Commissions - Commissions charges are based on a percentage of the net asset value of the Partnership at the beginning of the month. The commission rate charged is 3.5 percent annually of the net asset value of the Partnership.

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

      The General Partner was paid a management fee equal to approximately one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year-end. Such fees amounted to $261,361 $228,393, and $182,103 in 2000, 1999, and 1998, respectively.

      Willowbridge Associates Inc., ("Willowbridge") the Commodity Trading Advisor ("CTA") of the Partnership is entitled to an incentive fee based on an increase in the adjusted net asset value of the allocated assets of the Partnership. The CTA receives 25% of any new profits, as defined in the Agreement. The term "new profits" is defined as the increase, if any, in the adjusted net asset value of the allocated assets. In addition, the Partnership pays the CTA a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership.

      The CTA rebates to the Partnership the incentive and management fees incurred by certain partners including Willowbridge employees who are also limited partners in the Partnership. Incentive and management fees are reflected in the Partnership's financial statements gross of any amounts rebated by the CTA. The rebates to the Partnership are included in the additions amounts as reflected in the Statements of Change in Partners' Capital. The incentive and management fees rebated to these partners in 2000, 1999, and 1998 were $27,570, $71,365 and $44,264, respectively.

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

      Recently Issued Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. SFAS No. 133 is further amended by SFAS No. 138, which clarifies issues surrounding interest risk, foreign currency denominated items, normal purchases and sales and net hedging. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk"). The adoption of SFAS No. 133, as amended, as of January 1, 2001, did not have a significant effect on the financial statements.

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

  3.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

      The Partnership trades futures, options on futures and forward contracts and forward contracts in currencies and a wide range of commodities. The Partnership's trading results by market sector were as follows:

                                                    2000
                            ---------------------------------------------------
                                              Net Change in
                             Net Realized       Unrealized       Total Trading
                            Gains/(Losses)    Gains/(Losses)     Gains/(Losses)
                            --------------    --------------     --------------
Energies                    $ 3,564,714       $   22,750         $   3,587,464
Metals                           86,319         (174,722)              (88,403)
Currencies                      (64,431)       3,939,112             3,874,681
Livestock                      (166,680)         196,400                29,720
Grains                         (280,051)         125,342              (154,709)
Financials                   (1,047,903)       3,153,588             2,105,685
Tropical products            (3,727,862)        (117,670)           (3,845,532)
                             -----------       ----------           -----------
                             (1,635,894)       7,144,800             5,508,906

Brokerage commissions           846,755              -                 846,755
                             -----------       ----------           -----------
Total trading
  (losses) profits
                            $  (789,139)      $7,144,800           $ 6,355,661
                             ===========      ===========          ============



                                                    1999
                            --------------------------------------------------
                                              Net Change in
                             Net Realized       Unrealized     Total Trading
                            Gains/(Losses)    Gains/(Losses)   Gains/(Losses)
                            ---------------  ---------------  ----------------

Energies                     $ 4,560,516        $ (22,749)       $ 4,537,767
Metals                          (198,480)         221,400             22,920
Currencies                    (4,321,204)         460,007         (3,861,197)
Livestock                        306,020          (14,320)           291,700
Grains                        (1,539,042)           5,200         (1,533,842)
Financials                     3,009,742          (42,923)         2,966,819
Tropical products             (2,485,930)          53,953         (2,431,977)
                             ------------       ----------       ------------
                                (668,378)          660,568            (7,810)

Brokerage commissions            935,448             -               935,448
                             ------------       ----------      ------------
                             $   267,070         $ 660,568       $   927,638
Total trading profits        ============       ==========      ============

                                                    1998
                            --------------------------------------------------
                                              Net Change in
                             Net Realized       Unrealized     Total Trading
                            Gains/(Losses)    Gains/(Losses)   Gains/(Losses)
                            ---------------  ---------------  ----------------

Energies                        (480,307)        (49,953)          (530,260)
Metals                        (1,187,931)        (80,702)        (1,268,633)
Currencies                    (1,400,130)       (346,838)        (1,746,968)
Livestock                       (491,318)         93,664           (397,654)
Grains                        (1,613,413)        145,643         (1,467,770)
Financials                    11,305,310        (879,473)        10,425,837
Tropical products             (1,485,853)        393,580         (1,092,273)
                             ------------       ----------      ------------
                               4,646,358        (724,079)         3,922,279

Brokerage commissions            651,387              -             651,387
                             ------------       ----------      ------------
Total trading profits
  (losses)                  $  5,297,745      $ (724,079)      $  4,573,666
                             ============       ==========      ============


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

      Fair Value - The derivative instruments used in the Partnership's trading activities are marked to market with the resulting unrealized profits (losses) recorded in the Statements of Financial Condition and the related trading profits (losses) reflected in trading profits in the Statements of Income (Loss).

      The contract/notional values of open contracts as of December 31, 2000 and 1999 by market sector were as follows:

                                    2000                                      1999
                      ------------------------------------     -----------------------------------
                       Commitment         Commitment             Commitment        Commitment
                       to Purchase          to Sell              to Purchase         to Sell
                      (Futures, Options  (Futures, Options     (Futures, Options (Futures, Options
                        and Forwards)      and Forwards)         and Forwards)     and Forwards)
                                                                ----------------- -----------------
Energies                 $     -           $     -                $   11,158,763     $  (2,959,102)
Metals                     1,854,600         (4,078,800)              13,170,560            -
Currencies                76,948,520        (38,838,800)              75,798,862      (104,652,600)
Livestock                  7,014,810             -                     5,579,600            -
Grains                     7,619,260           (614,900)               1,292,200            -
Financial              1,001,371,823             -                    18,715,900      (114,222,558)
Tropical products              -             (2,321,876                4,910,100          (712,858)
                       --------------       -------------         --------------     -------------
                      $1,094,809,013       $(45,854,376)          $  130,625,985    $ (222,547,118)
                       ==============       =============         ==============     =============

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

      The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearing house arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange, whereas in over-the-counter transactions, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin in the over-the-counter markets. At December 31, 2000 and 1999, all of the open contracts were exchange-traded.

4.    TRADING ACTIVITIES

      The Partnership was formed for the purpose of trading contracts in a variety of commodity interests. The results of the Partnership's trading activity are shown in the Statements of Income (Loss).

      Management of the Partnership receives fair value information regarding open commitments to purchase and sell commodity interests on a monthly basis. The average fair value of all commodity interests owned by the Partnership during years 2000 and 1999 based on a monthly calculation by market sector was as follows:

                                          2000                                  1999
                          -----------------------------------   -------------------------------------
                             Commitment        Commitment        Commitment            Commitment
                             to Purchase        to Sell          to Purchase             to Sell
                          (Futures, Options (Futures, Options   (Futures, Options   (Futures, Options
                            and Forwards)     and Forwards)      and Forwards)        and Forwards)
                          ----------------- -----------------   ------------------  -----------------
Energies                   $  436,024         $  (18,866)        $  265,630          $    3,759
Metals                          7,372            140,697            143,670                 518
Currencies                    370,941            986,474            256,818             766,575
Livestock                      56,378             10,464             37,653              49,095
Grains                         62,932             59,237            (20,658)             (1,578)
Financials                    811,374            120,027            (65,154)            630,308
Tropical products             (54,246)             6,481             32,316              12,320
                          --------------     -------------        -----------        ------------
                          $ 1,690,775         $1,304,514         $  650,275          $1,461,007
                          ==============     =============       ============        ============


      The fair value of these commodity interests, including options thereon, at December 31, were as follows:

                                         2000                                 1999
                          -----------------------------------  -------------------------------------
                             Commitment        Commitment       Commitment            Commitment
                             to Purchase        to Sell         to Purchase             to Sell
                          (Futures, Options (Futures, Options  (Futures, Options   (Futures, Options
                            and Forwards)     and Forwards)     and Forwards)        and Forwards)
                          ----------------- -----------------  ------------------  -----------------
Energies                    $     -        $       -            $  (15,345)           $  (7,405)
Metals                         (43,337)         121,440            252,825                 -
Currencies                   3,239,720        1,138,400            164,758              274,250
Livestock                      182,080             -               (14,320)                -
Grains                         143,742          (13,200)             5,200                 -
Financials                   3,221,136             -              (517,522)             585,070
Tropical products                 -              13,344            126,937                4,077
                           -----------      ------------        -----------           ---------
                            $6,743,341      $ 1,259,984         $    2,533            $ 855,992
                            ==========      ===========         ===========           ==========




                                 INDEX TO EXHIBITS


Exhibit Number        Item Description
--------------        ----------------

     3.1 Certificate of Limited Partnership for The Willowbridge Fund L.P., dated January 16, 1986 (Filed as Exhibit 3.1 to the Registrant's Form 10 and incorporated by reference herein.)

     3.2 Form of Amended and Restated Limited Partnership Agreement for the Partnership (Filed as Exhibit 3.2 to the Registrant's Form 10, and incorporated by reference herein.)

     10.1 Trading Advisor Agreement between the General Partner and the Advisor, dated April 1, 1991 (Filed as Exhibit
                      10.1 to the Registrant's Form 10, and incorporated by reference herein.)

     16.1             Ketter re Change in Certifying Accountant (Filed as
                      Exhibit 16.1 to the Registrant's Form 10, and incorporated by reference herein.)

     27               Financial Data Schedule