Form 10-Q
period 2001-03-31
WILLOWBRIDGE FUND LP
filed 2001-05-15
CIK 794775

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarterly Period Ended March 31, 2001
                                            -------------------


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


PART I - FINANCIAL INFORMATION

                                                                           Page
Item 1.   Financial Statements ...............................................3

          Unaudited Interim Condensed Statements of Financial Condition as of
          March 31, 2001 and December 31, 2000................................3

          Unaudited Interim Condensed Statements of Income (Loss) For the Three
          Months Ended March 31, 2001 and 2000................................4

          Unaudited Interim Condensed Statements of Changes in Partners'
          Capital for the Three Months Ended March 31, 2001 and 2000..........5

          Notes to Unaudited Interim Condensed Financial Statements for the Three Months Ended March 31, 2001 and the Year Ended
          December 31, 2000...................................................6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........10

Item 4.   Market Price of and Dividends on the Registrant's Common Equity
          and Related Stockholder Matters....................................12


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..................................................12

Item 2.   Changes in Securities and Use of Proceeds..........................12

Item 3.   Defaults Upon Senior Securities....................................12

Item 4.   Submission of Matters to a Vote of Security Holders................12

Item 5.   Other Information..................................................13

Item 6.   Exhibits and Reports on Form 8-K...................................13

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

THE WILLOWBRIDGE FUND L.P.

INTERIM CONDENSED STATEMENTS OF FINANCIAL CONDITION
AS OF MARCH 31, 2001 (Unaudited) AND DECEMBER 31, 2000
--------------------------------------------------------------------------------

                                                  March 31,         December 31,
                                                    2001               2000


ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
  Due from broker                                $ 24,957,598      $ 21,944,863
  Net unrealized appreciation on open position      2,194,915         8,003,325
                                                 ------------      ------------

                                                   27,152,513        29,948,188

CASH IN BANK                                        1,564,496         1,050,129

PREPAID EXPENSES                                      207,775                 -

INTEREST RECEIVABLE                                    97,364            61,849

ACCOUNTS RECEIVABLE                                    32,608            90,428

SUBSCRIPTIONS RECEIVABLE                                  -               3,359
                                                          -               4,146
OTHER
                                                 ------------      ------------
TOTAL ASSETS                                     $ 29,054,756      $ 31,158,099
                                                 ============      ============
LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Redemptions payable                             $ 1,498,208       $ 2,502,846
  Accrued Incentive Fees                              498,003           780,847
  Accrued Advisory Fees                                70,560            62,051
  Advanced Subscriptions                               17,067                 -
  Sales Commissions                                       240             2,745
  Other accrued expenses                               92,800           106,277
                                                 ------------      ------------

                                                    2,176,878         3,454,766

PARTNERS' CAPITAL:
  Limited partners (4,842.6217 and 5,275.1221
    fully redeemable units at March 31, 2001
     and December 31, 2000, respectively)          25,866,072        26,701,217
  General partner (189.4292 and 197.9790
     fully redeemable units at March 31, 2001       1,011,806         1,002,116
     and December 31, 2000, respectively)        ------------      ------------

                                                   26,877,878        27,703,333
                                                 ------------      ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL          $ 29,054,756     $  31,158,099
                                                 ============     =============

NET ASSET VALUE PER UNIT
(Based on 5,032.0509 and 5,473.1011 units
  outstanding at March 31, 2001 and             $   5,341.34      $    5,061.73
  December 31, 2000, respectively)              ============      =============

THE WILLOWBRIDGE FUND L.P.

UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------


                                                     2001               2000


INCOME:
  Gains (losses) on trading of commodity
    futures, forwards and options:
    Realized gains (losses) on closed positions,  $ 7,794,451     $ (2,994,286)
    net Net change in unrealized gains
    (losses) on open positions
                                                   (5,808,410)       2,382,886
                                                   -----------     ------------

           Total trading profits (losses)           1,986,041         (611,400)

  Interest income                                     443,275          310,147
                                                   -----------     ------------

           Total income (loss)                      2,429,316         (301,253)
                                                  ------------     ------------

EXPENSES:
  Incentive fees                                      498,003                -
  Brokerage commissions                               240,944          224,139
  Management fees                                     139,818          324,484
  Administrative expenses                              56,542           43,734
                                                  ------------     ------------

           Total expenses                             935,307          592,357
                                                  ------------     ------------

NET INCOME (LOSS)                                 $ 1,494,009       $ (893,610)
                                                  ============     ============
NET INCOME (LOSS):

  Limited partners                                $ 1,438,450       $ (834,333)
                                                  ============     ============

  General partner                                    $ 55,559       $  (59,277)
                                                  ============     ============

NET INCOME (LOSS) PER UNIT                           $ 296.87       $  (149.67)
                                                  ============     ============


THE WILLOWBRIDGE FUND L.P.

UNAUDITED INTERIM CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
-------------------------------------------------------------------------------------------------------------------------------


                                                                                                                   Total
                                                  General Partner                Limited Partners                 Partners'
                                               Units         Amount            Units          Amount               Capital
                                           ----------------------------   -------------------------------     ----------------


PARTNERS' CAPITAL, DECEMBER 31, 1999          353.9228    $ 1,447,031       5,977.7063    $  24,440,138        $ 25,887,169

  Additions                                    52.1576        211,749         517.6794        1,955,633           2,167,382

  Redemptions                                     -              -           (401.8759)      (1,559,812)         (1,559,812)

  Net Loss                                        -           (59,277)           -             (834,333)           (893,610)
                                           -----------    -----------      -----------     ------------        ------------
PARTNERS' CAPITAL, MARCH 31, 2000             406.0804      1,599,503       6,093.5098       24,001,626          25,601,129

  Additions                                     8.2429         30,641         798.7857        3,009,244           3,039,885

  Redemptions                                (216.3443)      (857,509)     (1,617.1734)      (6,263,711)         (7,121,220)

  Net income                                      -           229,481            -            5,954,058           6,183,539
                                           ------------   -----------     ------------     ------------         ------------

PARTNERS' CAPITAL, DECEMBER 31, 2000          197.9790      1,002,116       5,275.1221       26,701,217          27,703,333

  Additions                                     0.8111          4,131          36.7228          186,645             190,776

  Redemptions                                  (9.3609)       (50,000)       (469.2232)      (2,460,240)         (2,510,240)

  Net income                                      -            55,559            -            1,438,450           1,494,009
                                           -----------    -----------     ------------     ------------       -------------

PARTNERS' CAPITAL, MARCH 31, 2001             189.4292    $ 1,011,806       4,842.6217     $ 25,866,072       $  26,877,878


THE WILLOWBRIDGE FUND L.P.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2001
AND THE YEAR ENDED DECEMBER 31, 2000
-------------------------------------------------------------------------------

1.       GENERAL

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. Interim statements are subject to possible adjustments in connection with the annual audit of the Partnership's financial statements for the full year. In the Partnership's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

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

3.       SIGNIFICANT ACCOUNTING POLICIES

Due from Broker - Due from broker represents cash required to meet margin requirements and excess funds not required for margin that are typically invested in 30-day commercial paper and U.S. Treasury bills by the broker.

Prepaid expenses - Prepaid expenses represents the fiscal year 2001 management fee paid by the Partnership to the General Partner in January 2001. This amount is being amortized (straight-line) by the Partnership over the twelve-month period ending December 31, 2001. As of March 31, 2001, approximately $69,258 had been amortized by the Partnership.

Revenue Recognition - Commodity futures, options and forward contract transactions are recorded on the trade date and open contracts are presented in the financial statements at their fair value on the last business day of the reporting period. The difference between the original contract amount and fair value is presented in income as an unrealized gain or loss. Fair value is based on quoted market prices. All commodity futures, options and forward contracts and financial instruments are presented at fair value in the financial statements.

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

The General Partner was paid a management fee equal to approximately one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year-end. Such fees amounted to $277,033 and $261,361 in the three months ended March 31, 2001 and the year ended December 31, 2000, respectively.

Willowbridge Associates Inc., the Commodity Trading Advisor ("CTA") of the Partnership is entitled to an incentive fee based on an increase in the adjusted net asset value of the allocated assets of the Partnership. The CTA receives 25% of any new profits, as defined in the Agreement. The term "new profits" is defined as the increase, if any, in the adjusted net asset value of the allocated assets. In addition, the Partnership pays the CTA a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership.

The CTA rebates to the Partnership the incentive and management fees incurred by certain partners including Willowbridge employees who are also limited partners in the Partnership. Incentive and management fees are presented in the Partnership's financial statements gross of any amounts rebated by the CTA. The rebates to the Partnership are included in the additions amounts as presented in the Statements of Changes in Partners' Capital. The incentive and management fees rebated to these partners in the three months ended March 31, 2001 and the year ended December 31, 2000 were $7,728 and $27,570, respectively.

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

Fair Value and Off-Balance Sheet Risk - In June 1998, the Financial
Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the Statement"), effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. SFAS No. 133 is further amended by SFAS No. 138, which clarifies issues surrounding interest rate risk, foreign currency denominated items, normal purchases and sales and net hedging.
This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of Information about Financial Instruments with Off-Balance
Sheet Risk and Financial Instruments with Concentrations of Credit Risk"), whereby disclosure of average fair values and contract notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries it assets at fair value.
Such Statement sets forth a much broader definition of a derivative instrument. The application of the provisions of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have an effect on the financial statements.

SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics: (1) one or more underlyings and notional amounts or payment provisions; (2) requires no initial net investment or a smaller initial net investment than would be required for other types of contracts that would be expected to have a similar response to changes in market factors; and (3) terms that require or permit net settlement. Generally, derivatives include futures, forwards, swaps, options or other financial instruments with similar characteristics such as caps, floors and collars.

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

Results of Operations

Comparison of Three Months Ended March 31, 2001 and 2000

For the quarter ended March 31, 2001, the Partnership had net trading gains comprised of $7,794,451 of net realized gains on closed positions, $5,808,410 in net decrease in net unrealized gains on open positions and $443,275 in interest income. For the same quarter in 2000, the Partnership had trading losses comprised of $2,994,286 of net realized losses on closed positions, $2,382,886 in net decrease in net unrealized losses on open positions and $310,147 in interest income.

In January 2001, trading was profitable in financials and foreign currencies. The Partnership recorded a gain of $513,388 or $94.99 per unit. In
February 2001, the Partnership was unprofitable in metals, financials and foreign currencies. The Partnership recorded a loss of $406,588 or $76.93 per unit. In March 2001, foreign currencies produced most of the gains, in addition to the gains in agriculture and energy. The Partnership recorded a gain of $1,387,209 or $275.68 per unit.

In January 2000, trading was unprofitable in foreign currencies, metals and tropicals. The Partnership recorded a loss of $915,394 or $232 per unit.
In February 2000, the Partnership was unprofitable in foreign currencies, financials and tropicals. The Partnership recorded a loss of $2,040,073 or $561.37 per unit. In March 2000, foreign currencies produced most of the gains, in addition to the gains in financials and grains. The Partnership recorded a gain of $2,061,857 or $523.46 per unit.

For the quarter ended March 31, 2001, the Partnership had expenses comprised of $240,944 in brokerage commissions (including clearing and exchange fees), $139,818 in management fees, $498,003 in incentive fees and $56,542 in administrative expenses. For the same quarter in 2000, the Partnership had expenses comprised of $224,139 in brokerage commissions (including clearing and exchange fees), $324,484 in management fees and $43,734 in administrative expenses. Brokerage commissions and management fees vary primarily as a result of changes in assets under management. Incentive fees are generated by quarterly profits. As assets under management and quarterly profits increased in the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, brokerage commissions and incentive fees also increased for the three month period. Management fees decreased from the three-month period ended March 31, 2000 to the three-month period ended March 31, 2001 as the management fee paid to the General Partner for fiscal year 2000 was fully expensed by the Partnership in January 2000. The management fee paid to the General Partner for the fiscal year 2001 is being amortized (straight-line) over the twelve-month period ending December 31, 2001. Administrative fees consist primarily of legal and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended. The Partnership became subject to such reporting requirements in April 1998.

As a result of the above, the Partnership recorded a gain of $1,494,009 or $296.87 per unit for the quarter compared to a loss of $893,610, or $149.67 per unit for the same quarter in 2000.

At March 31, 2001, the net asset value of the Partnership was $26,877,878 compared to its net asset value of $27,703,333 at December 31, 2000. The net asset value per unit at March 31, 2001 was $5,341.34 compared to $5,061.73 at December 31, 2000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments),options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership's primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on the basis of mark-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized. The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of March 31, 2001, by market sector:

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

Currency: The Partnership's currency exposure is to exchange rate fluctuations, primarily in the following countries: Germany, England, Japan, France, Switzerland, Australia, Canada and the United States of America. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future, although it is difficult at this point to predict the effect of the introduction of the Euro on the Trading Advisors' currency trading strategies.

Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of March 31, 2001, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used

March 31, 2001 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

The prices of the Partnership's interest rate positions resulting from a 10% change in interest rates.

The U.S. dollar equivalent balances of the Partnership's currency exposures due to a 10% shift in currency exchange rates.

The market value of the Partnership's commodity instruments due to a 10% change in the price of the instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of March 31, 2001.

The potential loss in earnings for each market risk exposure as of March 31, 2001 was approximately:

Trading portfolio:
Commodity price risk $254,000
Interest rate risk $131,500
Currency exchange rate risk $786,000

Item 4. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

There currently is no established public trading market for the Limited Partnership Units. As of March 31, 2001, approximately 5,032.05 Partnership Units were held by 278 Limited Partners and the General Partner.

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

From January 1, 2001 through March 31, 2001, a total of 478.5841
Partnership Units were redeemed for the aggregate net redemption amount of $2,319,464. Details of the net subscriptions and redemptions of these Partnership Units are as follows:

Date of Sale                              Net Price of Units
------------                              ------------------
January 2001                                 $  (352,373)
February 2001                                $  (606,691)
March 2001                                   $(1,360,400)

Investors in the Partnership who subscribed through a selling agent may have been charged a sales commission at a rate negotiated between such selling agent and the investor, such sales commission in no event exceeded 4% of the subscription amount. All of the sales of Partnership Units were exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.


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

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE WILLOWBRIDGE FUND L.P.


Date: May 14, 2001                     By:  Ruvane Investment Corporation
                                            Its General Partner

                                       By:  /s/ Robert L. Lerner
                                            --------------------------------
                                            Robert L. Lerner
                                            President