Form 10-Q
period 2001-06-30
WILLOWBRIDGE FUND LP
filed 2001-08-14
CIK 794775

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


          For the Quarterly Period Ended June 30, 2001
                                         --------------



( )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


     FOR THE TRANSITION PERIOD FROM ______________ TO ______________



COMMISSION FILE NO. 000-23529
                    ----------

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

                  YES   X                NO
                      -----                 ------

                           THE WILLOWBRIDGE FUND L.P.
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION
                                                                          Page

Item 1.  Unaudited Condensed Financial Statements............................3

         Interim Condensed Statements of Financial Condition as of
         June 30, 2001 (Unaudited) and December 31, 2000.....................3

         Unaudited Interim Condensed Statements of Loss for the
         Three Months Ended June 30, 2001 and 2000 and for the Six Months
         Ended June 30, 2001 and 2000 .......................................4

         Unaudited Interim Condensed Statements of Changes in Partners'
         Capital for the Six Months Ended June 30, 2001 and 2000.............5

         Notes to Interim Condensed Financial Statements for the Six Months Ended June 30, 2001(Unaudited) and for the Year Ended
         December 31, 2000...................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation................................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........11

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

Item 5.   Other Information.................................................13

Item 6.   Exhibits and Reports on Form 8-K..................................13

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

THE WILLOWBRIDGE FUND L.P.

INTERIM CONDENSED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000
---------------------------------------------------------------------------------------------------------
                                                                   June 30,              December 31,
                                                                     2001                    2000
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
  Due from broker                                                 $ 21,084,057             $ 21,944,863
  Net unrealized appreciation on open positions                      1,644,235                8,003,325
                                                                  ------------             ------------
                                                                    22,728,292               29,948,188

CASH IN BANK                                                         1,562,490                1,050,129

PREPAID EXPENSES                                                       138,517                        -

ACCOUNTS RECEIVABLE                                                    114,450                   90,428

INTEREST RECEIVABLE                                                     56,340                   61,849

SUBSCRIPTIONS RECEIVABLE                                                    -                     3,359

OTHER                                                                       38                    4,146
                                                                  ------------             ------------
TOTAL ASSETS                                                      $ 24,600,127             $ 31,158,099
                                                                  ============             ============
LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Advanced Subscriptions                                           $ 1,131,823             $          -
  Accrued Advisory Fees                                                132,419                   62,051
  Accrued Incentive Fees                                                    -                   780,847
  Redemptions payable                                                       -                 2,502,846
  Other accrued expenses                                                79,000                  106,277
  Sales Commissions                                                         -                     2,745
                                                                  ------------             ------------
                                                                     1,343,242                3,454,766

PARTNERS' CAPITAL:
  Limited partners (4,943.3462 and 5,275.1221 fully redeemable
    units at June 30, 2001 and December 31, 2000, respectively)     22,390,560               26,701,217
  General partner (191.2653 and 197.9790 fully redeemable
    units at June 30, 2001 and December 31, 2000, respectively)        866,325                1,002,116
                                                                  ------------             ------------
                                                                    23,256,885               27,703,333
                                                                  ------------             ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                           $ 24,600,127             $ 31,158,099
                                                                  ============             ============
NET ASSET VALUE PER UNIT
(Based on 5,134.6115 and 5,473.1011 units outstanding
   at June 30, 2001 and December 31, 2000, respectively)          $  4,529.43              $  5,061.73
                                                                  ============             ============




THE WILLOWBRIDGE FUND L.P.

UNAUDITED INTERIM CONDENSED STATEMENTS OF LOSS
-----------------------------------------------------------------------------------------------------------------------------------
                                                            For the three      For the three      For the six        For the six
                                                            months ended       months ended       months ended       months ended
                                                            June 30, 2001      June 30, 2000      June 30, 2001      June 30, 2000

INCOME:
  Gains (losses) on trading of commodity
    futures, forwards and options:
    Realized (losses) gains on closed positions, net       $ (3,414,256)      $    522,605       $ 4,380,195        $ (2,471,681)
    Change in unrealized gains (losses) on
      open positions, net                                      (550,680)        (2,240,018)       (6,359,090)            142,868
                                                           ------------       -------------        ----------        -----------
           Total trading losses                              (3,964,936)        (1,717,413)       (1,978,895)         (2,328,813)

  Interest income                                               223,813            344,966           667,088             655,113
                                                           ------------       ------------        ----------          -----------
            Total Loss                                       (3,741,123)        (1,372,447)       (1,311,807)         (1,673,700)
                                                           ------------       ------------        ----------         -----------
EXPENSES:
  Brokerage commissions                                         228,447            232,310           469,391             456,448
  Management fees                                               131,117             63,864           270,935             388,348
  Administrative expenses                                        55,070             74,507           111,612             118,241
  Incentive fees                                                     -                 -             498,003                  -
                                                           ------------       ------------        ----------         -----------
           Total expenses                                       414,634            370,681         1,349,941             963,037
                                                           ------------       ------------        ----------         -----------
NET LOSS                                                   $ (4,155,757)      $ (1,743,128)      $(2,661,748)       $ (2,636,737)
                                                           ============       ============       ===========        ============
NET LOSS:

  Limited partners                                         $ (4,000,837)      $ (1,637,731)      $(2,562,387)       $ (2,472,064)
                                                           ============       ============       ===========        ============
  General partner                                          $   (154,920)      $   (105,397)      $   (99,361)       $   (164,673)
                                                           ============       ============       ===========        ============
NET LOSS PER UNIT                                          $    (811.91)      $    (257.43)      $   (532.30)       $    (407.10)
                                                           ============       ============       ===========        ============







THE WILLOWBRIDGE FUND L.P.

UNAUDITED INTERIM CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Total
                                                 General Partner                  Limited Partners                   Partners'
                                               Units          Amount          Units             Amount                Capital
                                           ----------------------------    -------------------------------     --------------------

PARTNERS' CAPITAL, DECEMBER 31, 1999        353.9228    $    1,447,031      5,977.7063    $    24,440,138        $ 25,887,169

  Additions                                  56.6417           229,118      1,071.6607          4,091,089           4,320,207

  Redemptions                               (40.7448)         (150,000)      (690.1478)        (2,647,396)         (2,797,396)

  Net Loss                                         -          (164,673)              -         (2,472,064)         (2,636,737)
                                           ---------    --------------      ----------    ---------------        -------------
PARTNERS' CAPITAL, JUNE 30, 2000            369.8197    $    1,361,476      6,359.2192    $    23,411,767        $ 24,773,243
                                           =========    ==============      ==========    ===============        =============

PARTNERS' CAPITAL, DECEMBER 31, 2000        197.9790    $    1,002,116      5,275.1221    $    26,701,217        $ 27,703,333

  Additions                                   2.6472            13,570        173.0709            887,961             901,531

  Redemptions                                (9.3609)          (50,000)      (504.8468)        (2,636,231)         (2,686,231)

  Net Loss                                         -           (99,361)              -         (2,562,387)         (2,661,748)
                                           ---------    --------------      ----------    ---------------        -------------
PARTNERS' CAPITAL, JUNE 30, 2001            191.2653    $      866,325      4,943.3462    $    22,390,560        $ 23,256,885
                                           =========    ==============      ==========    ===============        =============


THE WILLOWBRIDGE FUND L.P.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED)
AND THE YEAR ENDED DECEMBER 31, 2000
-------------------------------------------------------------------------------

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

Prepaid Expenses - Prepaid expenses represents the fiscal year 2001 management fees paid by the Partnership to the General Partner in January 2001. This amount is being amortized (straight-line) by the Partnership over the twelve-month period ending December 31, 2001. As of June 30, 2001, approximately $138,517 had been amortized by the Partnership.

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

The General Partner was paid a management fee equal to approximately one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year-end. Such fees amounted to $277,033 and $261,361 for the six months ended June 30, 2001 and the year ended December 31, 2000, respectively.

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

The CTA rebates to the Partnership the incentive and management fees incurred by certain partners including Willowbridge employees who are also limited partners in the Partnership. Incentive and management fees are presented in the Partnership's financial statements gross of any amounts rebated by the CTA. The rebates to the Partnership are included in the additions amounts as presented in the Statements of Changes in Partners' Capital. The incentive and management fees rebated to these partners during the six months ended June 30, 2001 and the year ended December 31, 2000 were $15,234 and $27,570, respectively.

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

Derivative Instruments. - In June 1998, the Financial Account Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("the Statement"), effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. SFAS No. 133 is further amended by SFAS No. 138, which clarifies issues surrounding interest rate risk, foreign currency denominated items, normal purchases and sales and net hedging. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk"), whereby disclosure of average fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The application of the provisions of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a significant effect on the financial statements.


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

Results of Operations

Comparison of Three Months Ended June 30, 2001 and 2000

For the quarter ended June 30, 2001, the Partnership had net trading losses comprised of $3,414,256 in realized losses on closed positions, ($550,680) in net change in unrealized gains on open positions and $223,813 in interest income. For the same quarter in 2000, the Partnership had net trading losses comprised of $522,605 in realized gains on closed positions, ($2,240,018) in net change in unrealized gains (losses) on open positions and $344,966 in interest income.

In April 2001, trading was most unprofitable in tropicals and foreign currencies. The gains in energy and financials failed to offset these losses. The Partnership recorded a loss of $2,146,681 or $423.24 per unit. In May 2001, the Partnership was most profitable in foreign currencies.
The Partnership recorded a gain of $1,038,798 or $204.94 per unit. In June 2001, trading was unprofitable in foreign currencies and financials.
The Partnership recorded a loss of $3,047,874 or $593.61 per unit.

In April 2000, trading was unprofitable in energy, financials, grains and tropicals. The Partnership recorded a loss of $941,376 or $144.67 per unit. In May 2000, the Partnership was profitable in energy and financials. However, unprofitable positions in currencies and tropicals offset some of these gains. The Partnership recorded a gain of $392,065 or $58.63 per unit. In June 2000, the trading was unprofitable in currencies, financials and metal. Profitable positions in energy and grains failed to offset these losses. The Partnership recorded a loss of $1,193,817 or $177.41 per unit.

For the quarter ended June 30, 2001, the Partnership had expenses comprised of $228,447 in brokerage commissions (including clearing and exchange fees), $131,117 in management fees and $55,070 in administrative expenses. For the same quarter in 2000, the Partnership had expenses comprised of $232,310 in brokerage commissions (including clearing and exchange fees), $63,864 in management fees and $74,507 in administrative expenses. The Partnership had no incentive fees expense for the quarters as trading losses from prior quarters were not recouped. Brokerage commissions and management fees vary primarily as a result of changes in assets under management. As assets under management and quarterly profits decreased during the three months ended June 30, 2001, as compared to the three months ended June 30, 2000, brokerage commissions also decreased for the three month period. Management fees increased during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 as the management fee paid to the general partner for fiscal year 2000 was fully expensed by the Partnership in January 2000. The management fee paid to the General Partner for fiscal year 2001 is being amortized (straight-line) over the twelve-month period ending December 31, 2001. Approximately $69,258 was amortized during the three months ended June 30, 2001. Administrative fees consist primary of legal and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended. The Partnership became subject to such reporting requirements in April 1998.

As a result of the above, the Partnership recorded a loss of $4,155,757 or $811.91 per unit for the quarter compared to a loss of $1,743,128, or $257.43 per unit for the same quarter in 2000.

At June 30, 2001, the net asset value of the Partnership was $23,256,885 compared to its net asset value of $27,703,333 at December 31, 2000. The net asset value per unit at June 30, 2001 was $4,529.43 compared to $5,061.73 at December 31, 2000.

During the quarter, the Partnership had no credit exposure to a counterparty that is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

Comparison of Six Months Ended June 30, 2001 and 2000

For the six months ended June 30, 2001, the Partnership had trading losses comprised of $4,380,195 in net realized gains on closed positions, ($6,359,090) in net change in unrealized gains (losses) on open positions and $667,088 in interest income. For the same six month period in 2000, the Partnership had trading losses comprised of $2,471,681 in realized losses on closed positions, $142,868 in net change in unrealized gains (losses) on open positions and $655,113 in interest income.

During the six months ended June 30, 2001, most of the losses incurred by the Partnership were generated from currencies, tropicals and metals. In
January 2001, trading was profitable in financials and foreign currencies.
The Partnership recorded a gain of $513,388 or $94.99 per unit. For the same month in 2000, trading was unprofitable in foreign currencies, metals and tropicals. The Partnership recorded a loss of $915,394 or $232.02 per unit. In February 2001, the Partnership was unprofitable in metals, financials and foreign currencies. The Partnership recorded a loss of $406,588 or $76.93 per unit. For the same month in 2000, trading was unprofitable in foreign currencies, financials and tropicals. The Partnership recorded a loss of $2,040,073 or $561.37 per unit. In March 2001, foreign currencies produced most of the trading gains, in addition to the gains in agriculture and energy. The Partnership recorded a gain of $1,387,209 or $275.68 per unit. For the same month in 2000, foreign currencies produced most of the gains, with smaller gains recorded in financials and grains. The Partnership recorded a gain of $2,061,857 or $523.46 per unit. In April 2001, trading was most unprofitable in tropicals and foreign currencies. The gains in energy and financials failed to offset these losses. The Partnership recorded a loss of $2,146,681 or $423.24 per unit. For the same month in 2000, trading was unprofitable in energy, financials, grains, and tropicals. The Partnership recorded a loss of $941,376 or $144.67 per unit. In May 2001, the Partnership was most profitable in foreign currencies. The Partnership recorded a gain of $1,038,798 or $204.94 per unit. For the same month in 2000, trading was profitable in energy and financials. However, unprofitable positions in currencies and tropicals offset some of these gains. The Partnership recorded a gain of $392,065 or $58.63 per unit. In June 2001, trading was inprofitable in foreign currencies and financials. The Partnership recorded a loss of $3,047,874 or $593.61 per unit. For the same month in 2000, trading was unprofitable in currencies, financials, and metals. Profitable positions in energy and grains failed to offset these losses. The Partnership recorded a loss of $1,193,817 or $177.41 per unit.

For the six months ended June 30, 2001, the Partnership had expenses comprised of $469,391 in brokerage commissions (including clearing and exchange fees), $270,935 in management fees, $498,003 in incentive fees and $111,612 in administrative expenses. For the same six months in 2000, the Partnership had expenses comprised of $456,448 in brokerage commissions (including clearing and exchange fees), $388,348 in management fees and $118,241 in administrative expenses. Brokerage commissions and management fees vary primarily as a result of changes in assets under management. Management fees decreased during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 as the management fee paid to the General Partner for fiscal year 2000 was fully expensed by the Partnership in January 2000. The management fee paid to the General Partner for fiscal year 2001 is being amortized (straight line) over the twelve-month period ending December 31, 2001. The Partnership had no incentive fee expense for the six months ended June 30, 2000 as trading losses from prior quarters were not recouped. Incentive fees are generated by quarterly profits. Although the Partnership incurred a net loss during the three months ended June 30, 2001, the Partnership had quarterly profits for the quarter ended March 31, 2001. As a result, the Partnership incurred incentive fee expense during the six months ended June 30, 2001. As assets under management decreased in the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, management fees also decreased for the six month period. Administrative fees consist primary of legal and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended. The Partnership became subject to such reporting requirements in April 1998.

As a result of the above, the Partnership recorded a loss of $2,661,748 or $532.30 for the six months ended June 30, 2001 compared to a loss of $2,636,737 or $407.10 per unit for the same period in 2000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments),options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership's primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on the basis of mark-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized. The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of June 30, 2001, by market sector:

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

Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of June 30, 2001, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used June 30, 2001 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

The prices of the Partnership's interest rate positions resulting from a 10% change in interest rates.

The U.S. dollar equivalent balances of the Partnership's currency exposures due to a 10% shift in currency exchange rates.

The market value of the Partnership's commodity instruments due to a 10% change in the price of the instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of June 30, 2001.

The potential loss in earnings for each market risk exposure as of June 30, 2001 was:

Trading portfolio:
Commodity price risk                $605,000
Interest rate risk                  $157,000
Currency exchange rate risk         $355,000

Item 4. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

There currently is no established public trading market for the Limited Partnership Units. As of June 30, 2001, approximately 5,134.61 Partnership Units were held by 289 Limited Partners and the General Partner.

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

From January 1, 2001 through June 30, 2001, a total of 338.49 Partnership Units were redeemed for the aggregate net redemption amount of $1,784,700. Details of the subscriptions and (redemptions) of these Partnership Units are as follows:

Date of Sales/Redemptions          Price of Units
-------------------------          --------------

January 2001                       $   (352,373)
February 2001                      $   (606,691)
March 2001                         $ (1,360,400)
April 2001                          $     56,678
May 2001                            $    121,161
June 2001                           $    356,925

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

None.

Reports on Form 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE WILLOWBRIDGE FUND L.P.


Date:  August 14, 2001                  By:  Ruvane Investment Corporation
                                             Its General Partner

                                        By:  /s/ Robert L. Lerner
                                             -----------------------
                                              Robert L. Lerner
                                              President