Form 10-Q
period 2001-09-30
WILLOWBRIDGE FUND LP
filed 2001-11-14
CIK 794775

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


          For the Quarterly Period Ended Sept. 30, 2001
                                         --------------



( )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


     FOR THE TRANSITION PERIOD FROM ______________ TO ______________



COMMISSION FILE NO. 000-23529
                    ----------

                                   I.R.S. Employer Identification No. 22-678474


                         THE WILLOWBRIDGE FUND L.P.
                      (a Delaware Limited Partnership)
                              4 Benedek Road,
                        Princeton, New Jersey 08540

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


PART I - FINANCIAL INFORMATION
                                                                          Page

Item 1.  Unaudited Condensed Financial Statements..............................3

         Interim Condensed Statements of Financial Condition as of
         Sept. 30, 2001 (Unaudited) and December 31, 2000......................3

         Unaudited Interim Condensed Statements of Loss for the
         Three Months Ended Sept. 30, 2001 and 2000 and for the Nine Months
         Ended Sept. 30, 2001 and 2000 ........................................4

         Unaudited Interim Condensed Statements of Changes in Partners'
         Capital for the Nine Months Ended Sept. 30, 2001 and 2000.............5

         Notes to Interim Condensed Financial Statements for the Nine Months Ended Sept. 30, 2001(Unaudited) and for the Year Ended
         December 31, 2000.....................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation..................................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........12

Item 4.  Market Price of and Dividends on the Registrant's Common Equity
         and Related Stockholder Matters......................................14


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...................................................15

Item 2.   Changes in Securities and Use of Proceeds...........................15

Item 3.   Defaults Upon Senior Securities.....................................15

Item 4.   Submission of Matters to a Vote of Security Holders.................15

Item 5.   Other Information...................................................15

Item 6.   Exhibits and Reports on Form 8-K....................................15

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

THE WILLOWBRIDGE FUND L.P.

INTERIM CONDENSED STATEMENTS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000
---------------------------------------------------------------------------------------------------------
                                                                 September 30,              December 31,
                                                                     2001                    2000
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
  Due from broker                                                 $ 18,055,390             $ 21,944,863
  Net unrealized appreciation on open positions                      4,503,546                8,003,325
                                                                  ------------             ------------
                                                                    22,558,936               29,948,188

CASH IN BANK                                                         3,371,731                1,050,129

ACCOUNTS RECEIVABLE                                                    206,432                   90,428

PREPAID EXPENSES                                                        69,258                      -

INTEREST RECEIVABLE                                                     48,396                   61,849

SUBSCRIPTIONS RECEIVABLE                                                   -                      3,359

OTHER                                                                      -                      4,146
                                                                  ------------             ------------
TOTAL ASSETS                                                      $ 26,254,753             $ 31,158,099
                                                                  ============             ============
LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Redemptions payable                                              $   268,680             $  2,502,846
  Advanced Subscriptions                                                88,343                     -
  Accrued Advisory Fees                                                 61,859                   62,051
  Sales Commissions                                                      1,663                    2,745
  Accrued Incentive Fees                                                   -                    780,847
  Other accrued expenses                                               103,305                  106,277
                                                                  ------------             ------------
                                                                       523,850                3,454,766

PARTNERS' CAPITAL:
  Limited partners (5,586.0493 and 5,275.1221 fully
    redeemable units at September 30, 2001 and
    December 31, 2000, respectively)                                24,881,694                26,701,217
  General partner (190.6509 and 197.9790 fully redeemable
    units at September 30, 2001 and
    December 31, 2000, respectively)                                   849,209                 1,002,116
                                                                  ------------              ------------
                                                                    25,730,903                27,703,333
                                                                  ------------              ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                           $ 26,254,753              $ 31,158,099
                                                                  ============              ============
NET ASSET VALUE PER UNIT
(Based on 5,776.7002 and 5,473.1011 units outstanding
   at September 30, 2001 and December 31, 2000, respectively)      $  4,454.26              $   5,061.73
                                                                  ============              ============


            SEE NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS



THE WILLOWBRIDGE FUND L.P.

UNAUDITED INTERIM CONDENSED STATEMENTS OF LOSS
-----------------------------------------------------------------------------------------------------------------------------------
                                                         For the three      For the three      For the nine         For the nine
                                                         months ended       months ended       months ended         months ended
                                                      September 30, 2001 September 30, 2000  September 30, 2001  September 30, 2000

INCOME:
  Gains (losses) on trading of commodity
    futures, forwards and options:
    Realized (losses) gains on closed positions, net    $ (3,008,696)     $ (1,004,635)        1,371,499        $  (3,476,226)
    Change in unrealized gains (losses) on
      open positions, net                                  2,859,312        (1,420,800)       (3,499,778)          (1,278,022)
                                                         ------------       -----------       -----------         ------------
           Total trading losses                             (149,384)       (2,425,435)       (2,128,279)          (4,754,248)

  Interest income                                            178,942           324,855           846,030              979,968
                                                         ------------       -----------       -----------         ------------
            Total gains (loss)                                29,558        (2,100,580)       (1,282,249)          (3,774,280)
                                                         ------------       -----------       -----------         ------------
EXPENSES:

  Brokerage commissions                                      217,423            205,210           686,814              661,658
  Management fees                                            131,118             56,607           402,053              444,955
  Administrative expenses                                     57,146             49,713           168,758              167,953
  Incentive fees                                                -                  -              498,003                 -
                                                         ------------       ------------       -----------         ------------
           Total expenses                                    405,687            311,530         1,755,628            1,274,566
                                                         ------------       ------------       -----------         ------------
NET LOSS                                                 $  (376,129)      $ (2,412,110)      $(3,037,877)       $  (5,048,846)
                                                         ============       ============       ===========         ============
NET LOSS:

  Limited partners                                       $  (362,361)      $ (2,301,764)      $(2,924,749)       $  (4,773,826)
                                                         ============       ============       ===========         ============
  General partner                                        $   (13,768)      $   (110,346)      $  (113,128)       $    (275,020)
                                                         ============       ============       ===========         ============
NET LOSS PER UNIT                                        $    (65.11)      $    (353.55)      $   (525.89)       $     (760.65)
                                                         ============       ============       ===========         ============


            SEE NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS





THE WILLOWBRIDGE FUND L.P.

UNAUDITED INTERIM CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Total
                                                 General Partner                  Limited Partners                   Partners'
                                               Units          Amount          Units             Amount                Capital
                                           ----------------------------    -------------------------------     --------------------

PARTNERS' CAPITAL, DECEMBER 31, 1999        353.9228    $    1,447,031      5,977.7063    $    24,440,138        $ 25,887,169

  Additions                                  59.2194           238,334      1,256.6659          4,754,651           4,992,985

  Redemptions                              (132.0742)         (475,000)    (1,054.9056)        (3,856,288)         (4,331,288)

  Net Loss                                         -          (275,020)         -              (4,773,826)         (5,048,846)
                                           ---------    --------------      ----------    ---------------        -------------
PARTNERS' CAPITAL, SEPTEMBER 30, 2000       281.0680    $      935,345      6,179.4666    $    20,564,675        $ 21,500,020
                                           =========    ==============      ==========    ===============        =============

PARTNERS' CAPITAL, DECEMBER 31, 2000        197.9790    $    1,002,116      5,275.1221    $    26,701,217        $ 27,703,333

  Additions                                   7.5614            35,221      1,030.2968          4,672,692           4,707,913

  Redemptions                               (14.8895)          (75,000)      (719.3696)        (3,567,466)         (3,642,466)

  Net Loss                                         -          (113,128)         -              (2,924,749)         (3,037,877)
                                           ---------     --------------     -----------    ---------------        -------------
PARTNERS' CAPITAL, SEPTEMBER 30, 2001       190.6509    $      849,209      5,586.0493    $    24,881,694        $ 25,730,903
                                           =========     ==============     ===========    ===============        =============


            SEE NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

THE WILLOWBRIDGE FUND L.P.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)
AND THE YEAR ENDED DECEMBER 31, 2000
-------------------------------------------------------------------------------

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

Prepaid Expenses - Prepaid expenses represents the fiscal year 2001 management fees paid by the Partnership to the General Partner in January
2001. This amount is being amortized (straight-line) by the Partnership over the twelve-month period ending December 31, 2001. As of September 30, 2001, approximately $207,775 had been amortized by the Partnership.

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

The General Partner was paid a management fee equal to approximately one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year-end. Such fees amounted to $207,775 and $261,361 for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively.

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

The CTA rebates to the Partnership the incentive and management fees incurred by certain partners including Willowbridge employees who are also limited partners in the Partnership. Incentive and management fees are presented in the Partnership's financial statements gross of any amounts rebated by the CTA. The rebates to the Partnership are included in the additions amounts as presented in the Statements of Changes in Partners' Capital. The incentive and management fees rebated to these partners during the nine months ended September 30, 2001 and the year ended December 31, 2000 were $21,869 and $27,570, respectively.

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

Derivative Instruments. - In June 1998, the Financial Account Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("the Statement"), effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. SFAS No. 133 is further amended by SFAS No. 138, which clarifies issues surrounding interest rate risk, foreign currency denominated items, normal purchases and sales and net hedging. This Statement supercedes SFAS No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" and SFAS No. 105 "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk", whereby disclosure of average fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The application of the provisions of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a significant effect on the financial statements.


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

Results of Operations

Comparison of Three Months Ended September 30, 2001 and 2000

For the quarter ended September 30, 2001, the Partnership had trading losses comprised of $3,008,696 in net realized losses on closed positions, $2,859,312 in net change in unrealized gains/losses on open positions and $178,942 in interest income. For the same quarter in 2000, the Partnership had trading losses comprised of $1,004,635 in net realized losses on closed positions, $1,420,800 in net change in unrealized gains/losses on open positions and $324,855 in interest income.

In July 2001, trading was unprofitable in foreign currencies, tropicals and energy. The Partnership recorded a loss of $1,552,179 or $294.36 per unit during July 2001. In August 2001, trading was profitable in financials and foreign currencies. The Partnership recorded a gain of $1,609,783 or $289.42 per unit during August 2001. In September 2001, trading was unprofitable in energy and foreign currencies. The Partnership recorded a loss of $395,180 or $68.41 Per unit during September 2001.

In July 2000, trading was unprofitable in energy, financials, foreign currencies, meats and tropicals. The Partnership recorded a loss of $4,120,390 or $619.73 per unit during July 2000. In August 2000, trading was profitable in energy, financials, foreign currencies, meats, and tropicals. The Partnership recorded a gain of $4,372,978 or $669.93 per unit during August 2000. In September 2000, trading was unprofitable in energy, financials, meats, grains and tropicals. Profitable positions in foreign currencies and metals failed to offset these losses. The Partnership recorded a loss of $2,664,698 or $412.46 per unit during September 2000.

For the quarter ended September 30, 2001, the Partnership had expenses comprised of $217,423 in brokerage commissions (including clearing and exchange fees), $131,118 in management fees, and $57,146 in administrative expenses. The Partnership had no incentive fee expense for this quarter as trading losses were not recouped. For the same quarter in 2000, the Partnership had expenses comprised of $205,210 in brokerage commissions (including clearing and exchange fees), $56,607 in management fees, and $49,713 in administrative expenses. The Partnership had no incentive fee expense for this quarter as trading losses were not recouped. Brokerage commissions and management fees vary primarily as a result of changes in assets under management. Incentive fees are generated by quarterly profits. As assets under management increased in the quarter ended September 30, 2001, as compared to the quarter ended September 30, 2000, brokerage commissions and management fees also increased for the three month period. Administrative fees consist primary of legal and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended. The Partnership became subject to such reporting requirements in April 1998.

As a result of the above, the Partnership recorded a loss of $376,129 or $65.11 per unit for the quarter compared to a loss of $2,412,110 or $353.55 per unit for the same quarter in 2000.

At September 30, 2001, the net asset value of the Partnership was $25,730,903 compared to its net asset value of $27,703,333 at December 31, 2000. The net asset value per unit at September 30, 2001 was $4,454.26 compared to $5,061.73 at December 31, 2000.

During the quarter, the Partnership had no credit exposure to a counterparty that is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

Comparison of Nine Months Ended Septmeber 30, 2001 and 2000

For the nine months ended September 30, 2001, the Partnership had trading losses comprised of $1,371,499 in net realized gains on closed positions, $3,499,778 in net change in unrealized gains/losses on open positions and $846,030 in interest income. For the same nine month period in 2000, the Partnership had trading losses comprised of $3,476,226 in realized losses on closed positions, $1,278,022 in net change in unrealized gains/losses on open positions and $979,968 in interest income.

During the nine months ended September 30, 2001, most of the losses incurred by the Partnership were generated from foreign currencies, tropicals, metals and energy.

In January 2001, trading was profitable in financials and foreign currencies. The Partnership recorded a gain of $513,388 or $94.99 per unit during January 2001. For the same month in 2000, trading was unprofitable in foreign currencies, metals and tropicals. The Partnership recorded a loss of $915,394 or $232.02 per unit during January 2000. In February 2001, the Partnership was unprofitable in metals, financials and foreign currencies. The Partnership recorded a loss of $406,588 or $76.93 per unit during February 2001. For the same month in 2000, trading was unprofitable in foreign currencies, financials and tropicals. The Partnership recorded a loss of $2,040,073 or $561.37 per unit during February 2000. In March 2001, foreign currencies produced most of the trading gains, in addition to the gains in agriculture and energy. The Partnership recorded a gain of $1,387, 209 or $275.68 per unit during March 2001. For the same month in 2000, foreign currencies produced most of the gains, with smaller gains recorded in financials and grains. The Partnership recorded a gain of $2,061,857 or $523.46 per unit during March 2000. In April 2001, trading was unprofitable in tropicals and foreign currencies. The gains in energy and financials failed to offset these losses. The Partnership recorded a loss of $2,146,681 or $423.24 per unit during April 2001. For the same month in 2000, trading was unprofitable in energy, financials, grains, and tropicals. The Partnership recorded a loss of $941,376 or $144.67 per unit during April 2000. In May 2001, the Partnership was profitable in foreign currencies. The Partnership recorded a gain of $1,038,798 or $204.94 per unit during May 2001. For the same month in 2000, trading was profitable in energy and financials. However, unprofitable positions in currencies and tropicals offset some of these gains. The Partnership recorded a gain of $392,065 or $58.63 per unit during May 2000. In June 2001, foreign currencies and financials produced most of the trading loss. The Partnership recorded a loss of $3,047,874 or $593.61 per unit during June 2001. For the same month in 2000, trading was unprofitable in currencies, financials, and metals. Profitable positions in energy and grains failed to offset these losses. The Partnership recorded a loss of $1,193,817 or $177.41 per unit during June 2000. In July 2001, trading was unprofitable in foreign currencies, tropicals and energy. The Partnership recorded a loss of $1,552,179 or $294.36 per unit during July 2001. For the same month in 2000, trading was unprofitable in energy, financials, foreign currencies, meats and tropicals. The Partnership recorded a loss of $4,120,390 or $619.73 per unit during July 2000. In August 2001, trading was profitable in financials and currencies. The Partnership recorded a gain of $1,609,783 or $289.42 per unit during August 2001. For the same month in 2000, trading was profitable in energy, financials, foreign currencies, meats, and tropicals. The Partnership recorded a gain of $4,372,978 or $669.93 per unit during August 2000. In September 2001, trading was unprofitable in energy and foreign currencies. The Partnership recorded a loss of $395,180 or $68.41 per unit during September 2001. For the same month in 2000, trading was unprofitable in energy, financials, meats, grains and tropicals. Profitable positions in foreign currencies and metals failed to offset these losses. The Partnership recorded a loss of $2,664,698 or $412.46 per unit during September 2000.

For the nine months ended September 30, 2001, the Partnership had expenses comprised of $686,814 in brokerage commissions (including clearing and exchange fees), $402,053 in management fees, $498,003 in incentive fees and $168,758 in administrative expenses. For the same nine months in 2000, the Partnership had expenses comprised of $661,658 in brokerage commissions (including clearing and exchange fees), $444,955 in management fees and $167,953 in administrative expenses. The Partnership had no incentive fee expense for the nine months ended September 30, 2000 as trading losses were not recouped. Brokerage commissions and management fees vary primarily as a result of changes in assets under management. Incentive fees are generated by quarterly profits. Administrative fees consist primary of legal and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended. The Partnership became subject to such reporting requirements in April 1998.

As a result of the above, the Partnership recorded a loss of $3,037,877 or $525.89 for the nine month period compared to a loss of $5,048,846 or $760.65 per unit for the same period in 2000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments),options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership's primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on the basis of mark-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized. The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of September 30, 2001, by market sector:

Interest Rate: Interest rate risk is a significant market exposure of the Partnership. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

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

Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of September 30, 2001, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used September 30, 2001 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

The prices of the Partnership's interest rate positions resulting from a 10% change in interest rates.

The U.S. dollar equivalent balances of the Partnership's currency exposures due to a 10% shift in currency exchange rates.

The market value of the Partnership's commodity instruments due to a 10% change in the price of the instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of September 30, 2001.

The potential loss in earnings for each market risk exposure as of September 30, 2001 was:

Trading portfolio:
Commodity price risk                $  402,000
Interest rate risk                  $1,047,000
Currency exchange rate risk         $  785,000

Item 4. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

There currently is no established public trading market for the Limited Partnership Units. As of September 30, 2001, approximately 5,776.70 Partnership Units were held by 283 Limited Partners and the General Partner.

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

From January 1, 2001 through September 30, 2001, a total of 303.60 Partnership Units were subscribed for the aggregate net subscription amount of $1,065,447. Details of the subscriptions and (redemptions) of these Partnership Units are as follows:

Date of Sales/Redemptions          Amount of Sales/Redemptions
-------------------------          ---------------------------

January 2001                       $   (352,373)
February 2001                      $   (606,691)
March 2001                         $ (1,360,400)
April 2001                          $     56,678
May 2001                            $    121,161
June 2001                           $    356,925
July 2001                           $    664,283
August 2001                         $  1,211,155
September 2001                      $    974,709

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


                                        THE WILLOWBRIDGE FUND L.P.


Date:  November 14, 2001                By:  Ruvane Investment Corporation
                                             Its General Partner

                                        By:  /s/ Robert L. Lerner
                                             -----------------------
                                              Robert L. Lerner
                                              President