Form 10-K
period 2001-12-31
WILLOWBRIDGE FUND LP
filed 2002-03-27
CIK 794775

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-K

(Mark One)
 |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended December 31, 2001

 |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________ to _______________

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


Registrant's telephone number, including area code: (609) 921-0717
                                                    ---------------


Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class                     Name of Exchange on Which Registered
        None                                               None


       Securities registered pursuant to Section 12(g) of the Act:

                       Limited Partnership Units

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No|_|.

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |x|

     As of March 22, 2002 the aggregate market value of the limited partnership interests of the registrant held by non-affiliates of the registrant was approximately $23,588,328.

                             TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I
     Item 1.   Business                                                     1
     Item 2.   Properties                                                  28
     Item 3.   Legal Proceedings                                           28
     Item 4.   Submission of Matters to a Vote of Security Holders         28

PART II
     Item 5.   Market Price of and Dividends on the Registrant's
               Common Equity and Related Stockholder Matters               28
     Item 6.   Financial Information                                       29
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         31
     Item 7A.  Quantitative and Qualitative Disclosures About
               Market Risk                                                 35
     Item 8.   Financial Statements and Supplementary Data                 37
     Item 9.   Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure                         37

PART III
     Item 10.  Directors and Executive Officers                            37
     Item 11.  Executive Compensation                                      39
     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management                                              39
     Item 13.  Certain Relationships and Related Transactions              40

PART IV
     Item 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                         40

                                   PART I

ITEM 1.    Business.

Summary

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

         The General Partner is responsible for the allocation of the Partnership's capital among various investment programs. The Partnership's capital currently is allocated to the Primary Investment Program of the Advisor. See " -- Trading Programs." The General Partner, in the future, may allocate the Partnership's assets to other trading programs. In addition, the General Partner may introduce the Partnership's trades to the Partnership's commodity brokers. Under the terms of the Amended and Restated Limited Partnership Agreement of the Partnership (the "Partnership Agreement"), the General Partner will maintain its capital contributions to the Partnership in an amount equal to 1% of the aggregate capital raised by the Partnership from time to time. As of December 31, 2001, the General Partner owned approximately $798,522 of general partnership interests in the Partnership. The General Partner is a Delaware Corporation organized in January 1990. The principal of the General Partner is Robert L. Lerner. See "Directors and Executive Officers."

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

The Advisor

         The General Partner has selected Willowbridge Associates Inc. as the Partnership's trading advisor. The Advisor is a global trading advisor, managing over U.S. $519.3 million in client capital (U.S. $307.5 million of actual funds and U.S. $211.8 million of notional funds, or funds that clients have instructed the Advisor to trade but not deposit into their brokerage accounts) as of December 31, 2001 in futures, foreign exchange, interest rates and related markets for international banks, brokerage firms, pension funds, institutions and high net worth individuals. The Advisor was organized as a Delaware corporation in January 1988 and trades on a 24-hour basis in over 70 markets worldwide. The primary activity of Willowbridge is to buy, sell (including short sales), make a spread or otherwise trade in Commodity Interests. The Advisor may, to a limited extent, also trade in other instruments. The trading principals of the Advisor are Philip L. Yang and Michael Y. Gan.
See "Directors and Executive Officers."

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

The Commodity Brokers

         The Partnership executes and clears trades in futures and commodity options through Man Financials, Inc. ("Man") and ADM Investor Services, Inc. ("ADM"), unaffiliated brokers selected by the General Partner. The General Partner may retain additional or substitute clearing brokers in the future. Man and ADM are registered under the CEA as futures commission merchants and are members of the NFA in such capacities. Man and ADM act only as clearing brokers for the Partnership and as such are paid commissions for executing and clearing trades on behalf of the Partnership. Neither Man nor ADM act in any supervisory capacity with respect to the General Partner or participate in the management of the General Partner or the Partnership.

         The assets of the Partnership are deposited with Man and ADM in trading accounts established by the Partnership for the Advisor and are used by the Partnership as margin to engage in trading. Each of the clearing brokers is a futures commission merchant registered with the CFTC. Such assets are held in either an interest-bearing bank account or in securities approved by the CFTC for investment of customer funds. The clearing brokers through clearing futures trades for its customers, including the Partnership, could expose the Partnership to credit risk. The clearing brokers attempt to mitigate this risk relating to futures contracts in regulated commodities by maintaining funds deposited by customers in separate bank accounts, which are designated as segregated customers' accounts. In addition, the clearing brokers have set aside funds deposited by customers relating to foreign futures and options in separate bank accounts, which are designated as customer secured accounts. Lastly, the clearing brokers are subject to the CFTC's Net Capital Rule, which requires the clearing brokers to maintain minimum net capital of at least 4% of the segregated customer funds as defined by the CEA and regulations promulgated thereunder.

         The clearing brokers must comply with the settlement procedures established by the clearinghouse of each exchange where the clearing broker is a clearing member. The rules of exchange vary, but at a minimum the exchange guarantees performance on every contract to each of its clearing members. Thus, once a trade between two clearing members is matched by the exchange, the rights and obligations under the futures or options contract do not run between the original buyer and seller, but between the clearing member and the seller of the contract, and between the clearing member and the buyer. The clearinghouse sets a settlement price for settling all accounts between clearing members for each contract month. Unliquidated positions on outstanding contracts are marked to market at least once a day via midday and/or morning calls to determine any additional margin requirements. In general, a clearinghouse is backed by the membership and will act in the event of non-performance by one of its members or one of the member's customers, the intent of which is to significantly reduce credit risk. If a clearing broker is not a member of an exchange clearinghouse, it will comply with the settlement procedures established with the actual carrying brokers and will operate through them. Settlement of calls on such contracts may take an extra day on U.S. exchanges or two extra days on non-U.S. exchanges. Additional margin requirements are wire-transferred by the clearing brokers to the appropriate clearinghouse. During the years ended December 31, 2001 and 2000, the Partnership had no material credit risk exposure to a counterparty that is a foreign commodities exchange.

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

Commodity Brokers

         The General Partner currently pays commission rates of approximately $11 for each initial purchase (or sale) and offsetting sale (or purchase) of a commodity futures contract with respect to the Partnership's trading (including NFA assessments and exchange fees), which rates in the future may be higher or lower. The General Partner believes that this brokerage rate is generally competitive with those charged by other commodity brokers; however, other commodity brokerage firms might offer lower rates to an account similar to that of the Partnership. Commissions are charged to the Partnership based on a percentage of the net asset value at the beginning of each month. The commission rate charged is
3.5 percent annually of the net asset value of the Partnership.

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

Others

         The General Partner will pay expenses of the continuing offering of Limited Partnership Units (consisting primarily of printing fees), estimated to be approximately $10,000 per year. The ordinary operating expenses actually incurred by the Partnership, including periodic legal, accounting and auditing fees, and other administrative expenses and fees, which are estimated to be approximately $165,000 per year (excluding any extraordinary expenses), will be borne by the Partnership.

Break-Even Analysis

         As discussed above, the Partnership is obligated to pay trading and operational expenses and pay incentive fees, if any, which could materially affect the net results of an investment in the Partnership by reducing net profits or increasing net losses. The following table shows that the Partnership would have to make a 3.53% (7.53% if maximum 4% selling commission is charged) return on its investments or $882 ($1,882 if maximum 4% selling commission is charged) of trading income per $25,000 investment in the Partnership) in the first year in order for a limited partner to break even under the assumptions set forth in the accompanying notes. See "Charges to the Partnership" for a description of the fees and expenses charged to the Partnership. THE BREAK- EVEN ANALYSIS BELOW DOES NOT CONSTITUTE A REPRESENTATION BY THE PARTNERSHIP OR THE GENERAL PARTNER AS TO THE ACTUAL OPERATING EXPENSES OF THE PARTNERSHIP. FURTHERMORE, THERE CAN BE NO ASSURANCE THAT THE EXPENSES TO BE INCURRED BY THE PARTNERSHIP WILL NOT EXCEED THE AMOUNTS AS PROJECTED OR THAT THERE WILL BE NO OTHER EXPENSES.



                            Break-Even Analysis

===============================================================================
Subscription Amount (1)                                              $25,000
Administrative Charge (2)                                                250
General Partner's Management Fee (3)                                     250
Partnership's Ordinary Operating Expenses (4)                            154
Trading Advisor's Management Fee (5)                                     250
Trading Advisor's Incentive Fee on Trading Profits (6)                     0
Brokerage Commissions (7)                                                875
Less Interest Income (8)                                                (898)

Amount of Trading Income Required per Minimum
        Subscription Amount for the Partnership's net
        asset value at the end of one year to equal the
        Minimum Subscription Amount                                     $882

Percentage of Minimum Subscription Amount                               3.53%

        Amount of Trading Income Required per Minimum Subscription
        Amount for the Partnership's net asset value at the
        end of one year to equal the Minimum Subscription
        Amount if 4% maximum selling commission is charged (9)        $1.882

Percentage of Minimum Subscription Amount
including 4% maximum selling commission (9)                             7.53%
===============================================================================

NOTES:
(1) The minimum purchase is ordinarily $25,000 of interests ($10,000 for benefit plan investors).
(2) Investors pay a one-time administrative fee of 1% of their capital contributions.
(3) Investors pay the General Partner an annual management fee of 1% of net assets.

(4) The Partnership's actual accounting, auditing, legal and other operating expenses will be borne by the Partnership. These expenses are expected to amount to approximately .62% of the Partnership's net asset value.
(5) Investors pay the Advisor a quarterly management fee of .25% of month-end net assets (1% per year).
(6) The Advisor will receive a quarterly incentive fee of 25% of New Profits (as defined on page 12). There will be no incentive fee at the break-even level, inasmuch as $882 in trading income, plus $898 in interest income, minus all of the fees and expenses shown above (totaling $1,780) results in $0 in New Profits.
(7)   Brokerage commissions are calculated at 3.5% of net asset value.
(8) The Partnership will earn interest on margin deposits with its clearing brokers. Based on current interest rates, interest income is estimated at 3.59% of net assets.
(9) Investors who subscribe through a selling agent may be charged a sales commission of up to 4% of the subscription amount, payable to the selling agent. The amount of the sales commission shall be determined between the investor and the selling agent.

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

Operating History of the Partnership

      The Partnership commenced trading in April 1991. The Partnership has realized a net gain through March 2002 and no assurance can be made as to the future performance of the Partnership. In addition, the Partnership's profitability has varied significantly from period to period. The results for any one period are not necessarily indicative of results for any other period.

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

Termination of the Arrangements with the Advisor, the Advisor's Licensor and Commodity Brokers

      Upon the termination of the Advisory Agreement with the Advisor, the Advisor's licensing agreement or of any arrangements with the Partnership's commodity brokers, the General Partner must renegotiate or make such other arrangements for trading advisors, trading systems or brokerage services, as the case may be. No assurance is given that the services of the Advisor or the services of the commodity brokers will be available after the termination of any such agreements. The Advisor uses each of its five technical trading systems pursuant to an exclusive licensing agreement with Caxton Corporation. The licensing agreement for these systems will continue until December 31, 2011, and shall be renewed for successive one year terms unless either the Advisor or Caxton has given 90 days' notice to the other prior to such date of its intention not to renew. The licensing agreement may also be terminated in the case of an uncured material breach or in other extraordinary situations. There is no assurance that any of the five technical trading systems will be available, on an exclusive basis or otherwise, after termination of the licensing agreement, although the Advisor's discretionary trading approaches would remain available. In case of the termination of the Advisor's licensing agreement or of any agreements with the Advisor or the Partnership's commodity brokers, there is a possibility that the Partnership's assets would not be able to be traded as effectively, thereby increasing the possibility of losses being incurred by Partnership and the Limited Partners.

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

                                         PART II

ITEM 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

         There currently is no established public trading market for the Limited Partnership Units. As of December 31, 2001, approximately 5,775 Partnership Units were held by 285 Limited Partners and the General Partner.

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

         From January 1, 2001 through December 31, 2001, a total of 302.32 Partnership Units were subscribed for the aggregate net subscription amount of $1,062,874. Details of the net subscriptions and redemptions of these Partnership Units are as follows:

Date of                                  Net amount of
Subscriptions/Redemptions                Subscriptions/Redemptions
-------------------------                -------------------------
January 2001                                 ($352,373)
-------------                            --------------
February 2001                                ($606,691)
-------------                             -------------
March 2001                                 ($1,360,400)
-----------                               -------------
April 2001                                     $56,678
-----------                               ------------
May 2001                                      $121,161
-----------                              -------------
June 2001                                     $356,925
-----------                              -------------
July 2001                                     $664,283
-----------                              -------------
August 2001                                 $1,211,155
------------                                ----------
September 2001                                $974,709
---------------                          -------------
October 2001                                  $101,885
-------------                            -------------
November 2001                                   $8,287
--------------                                  ------
December 2001                                ($112,745)
-------------                                ----------


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

Item 6.  Financial Information

Selected Financial Data

         Set forth below is certain selected historical financial data for the Partnership as of and for the five years ended December 31, 2001. The selected historical financial data as of and for the five years ended December 31, 2001, was derived from the financial statements of the Partnership, which were audited by Deloitte & Touche LLP.


                                                             SELECTED FINANCIAL DATA
                                                      (in thousands, except amounts per Unit)

                                                                Year Ended December 31,
                                             ---------------------------------------------------------
                                             2001            2000          1999          1998      1997
                                             ----            ----          ----          ----      ----
Operations Data:
Realized Gains (Losses) on Closed          $2,670           ($789)         $267         $5,298     ($191)
Positions
Net Change in Unrealized
(Losses) Gains on Open Positions           (4,533)          7,145           661           (724)      897

Interest Income                               960           1,296         1,123            818       767

Incentive Fees                                498             781           806             85       875

Brokerage Commissions (including
Clearing and Exchange Fees)                   918             847           935            651       492

Management Fees                               537             507           484            372       266

Administrative Expenses                       165             227           134            295       115
                                          --------       --------      --------       --------   --------
Net (Loss)Income                          $(3,021)       $  5,290      $   (309)      $  3,989   $  (275)
                                          ========       ========      ========       ========   ========
Net Change in Net Asset Value Per Unit
of Partnership Interest (for a Unit
Outstanding Throughout Each Year)         $  (604)       $    973      $    (37)      $    645   $   105
                                          ========       ========      ========       ========    =======

Financial Condition Data:

Limited Partners' Capital                 $ 24,946       $ 26,701      $ 24,440       $ 21,766   $17,529

General Partner's Capital                      799          1,002         1,447          1,073       681
                                          --------       --------      --------       --------   -------
Partners' Capital (Net Asset Value)       $ 25,745       $ 27,703      $ 25,887       $ 22,839   $18,210
                                          ========       ========      ========       ========   =======

Total Assets                              $ 26,122       $ 31,158      $ 26,302       $ 23,459   $18,545

Net Asset Value per Unit                     4,458          5,062         4,089          4,126     3,481

Partnership Units Outstanding At
End of Period                                5,775          5,473         6,332          5,536     5,232



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

              As of December 31, 2001, the assets of the Partnership were allocated for trading in Commodity Interests entirely to the Advisor's Primary Program. The Primary Program consists of the Argo, Vulcan and Siren computer-based, quantitative trading systems.

              The Partnership pays to the General Partner a flat-rate monthly brokerage commission of 0.29% of the net asset value of the Partnership at the beginning of each month (a 3.5 % annual rate). The General Partner pays from this amount all commission charges and fees with respect to the Partner's trading in Commodity Interests. The flat-rate monthly commission is common among programs such as the Partnership, although the General Partner believes the rate charged the Partnership is lower than that of similar programs. As of December 31, 2001, ADM Investor Services, Inc. and Man Financial, Inc. are the clearing brokers for the Partnership.

Summary of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Partnership's financial statements. The critical accounting policies and related judgements underlying the Partnership's financial statements are summarized below. In applying these policies, management makes judgments that frequently require estimates about matters that are inherently uncertain. The Partnership's significant accounting policies are described in detail in Note 1 of the Notes to Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading (Losses) Profits in the Statements of (Loss) Income. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

Results of Operations

Comparison of fiscal years ended December 31, 2001 and 2000

As of December 31, 2001, the net asset value of the Partnership was $25,744,644 compared to its net asset value of $27,703,333 at December 31, 2000. The Partnership's 2001 subscriptions and redemptions totaled $5,068,445 and $4,005,571 respectively, compared to $3,207,207 and
$8,681,032 respectively, in 2000.

For the year ended December 31, 2001, the Partnership had trading losses of $1,863,209 and $959,821 in interest income. For that same period, the Partnership had expenses comprised of $498,003 in incentive fees, $917,728 in brokerage commissions including clearing and exchange fees, $537,384 in management fees and $165,060 in administrative expenses. This resulted in the Partnership having a net loss of $3,021,563 for 2001. The decrease in trading gains/losses of $8,218,870 from December 31, 2000 to December 31, 2001 was primarily due to significant unrealized trading losses in foreign currencies and financials which were incurred during 2001.

No incentive fees were accrued during the last three quarters of 2001 since the Partnership incurred trading losses during that period. The Partnership had trading profits during the first quarter of 2001, with $7,553,506 in realized trading gains and a decrease from $8,003,325 to $2,194,915 in unrealized appreciation/depreciation from the year ended December 31, 2000 to the three months ended March 31, 2001, respectively. As a result, incentive fees of $498,003 were accrued during the first quarter of 2001. In the prior year, incentive fees were higher due to a higher trading profit level having to be attained by the Partnership during the fourth quarter of 2000. The net asset value per Unit at December 31, 2001 decreased 11.93% from $5,061.73 at December 31, 2000 to $4,457.63 at
December 31, 2001.

Interest income decreased to $959,821 in 2001 from $1,295,896 in 2000 due to the lower interest rate environment in 2001. Brokerage commissions increased to $917,728 in 2001 from $846,755 in 2000. Brokerage commissions are charged based on monthly beginning net assets at a rate of 3.5 percent annually and for nine of the months in 2001, beginning monthly net assets were higher than in 2000. Management fees increased to $537,384 in 2001 from $507,006 in 2000. Management fees are charged as one percent of beginning net assets, therefore the increase is due to the higher beginning net asset value in 2001.

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


Comparison of fiscal years ended December 31, 1999 and 1998

              As of December 31, 1999, the net asset value of the Partnership was $25,887,169 compared to its net asset value of $22,839,333 at December 31, 1998. The Partnership's 1999 subscriptions and redemptions totaled $6,524,919 and $3,167,839, respectively, compared to $5,792,282 and $5,151,808, respectively, in 1998. For the year ended December 31, 1999, the Partnership had trading profits of $927,638 and $1,123,472 in interest income. For that same period, the Partnership had expenses comprised of $806,378 in incentive fees, $935,448 in brokerage commissions including clearing and exchange fees, $484,069 in management fees and $134,459 in administrative expenses. This resulted in the Partnership having a net loss of $309,244, for 1999. The increases in brokerage commissions and management fees are attributable to growth in the net assets of the Partnership as a result of more subscriptions and fewer redemptions in 1999. Although the Partnership had less trading profits in 1999 compared with 1998, the significant increase in incentive fees was due to trading losses incurred in the first eight months of 1998, which had to be recouped before incentive fees could be accrued in the later months. The Partnership was profitable during the first half of 1999, and therefore incentive fees were accrued. The net asset value per Unit at December 31, 1999 decreased ..9% from $4,125.74 at December 31, 1998 to $4,088.55 at December 31, 1999.

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

         The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of December 31, 2001, by market sector:

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

              Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of December 31, 2001, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

         The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used December 31, 2001 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments.

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

The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of December 31, 2001.

The potential loss in earnings for each market risk exposure as of December 31, 2001 was:

Trading portfolio:

              Currency exchange rate risk        $612,000
                                                  -------
              Commodity price risk               $262,000
                                                  -------
              Interest rate risk                 $198,000
                                                  -------


Item 8.       Financial Statements and Supplementary Data

     The Partnership's financial statements, together with the auditors' report thereon, appear on pages F-1 through F-14 hereof.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     As of December 31, 2001, approximately 5,775 Partnership Units were held by 285 Limited Partners and the General Partner. The following table sets forth certain information as of December 31, 2001 with respect to each person known to the Partnership to beneficially own more than 5% of the outstanding Partnership Units.



Name and Address                      Number of Limited      Percent of Total
of Beneficial Owner                   Partnership Units      Partnership Units
-------------------                   -----------------      -----------------

Kenneth Hart, Esq Gunster Yoakely           422.714                 7.3192%
---------------------------------------------------------------------------
et al PA, Qualified Plans Master Trust
--------------------------------------
777 South Flager Drive
----------------------
Suite 500 East
--------------
West Palm Beach, FL 33401
-------------------------

PY Family Ltd. Partnership                  333.298                 5.7710%
---------------------------------------------------------------------------
PY Corporation, General Partner
-------------------------------
101 Morgan Lane, Ste. 180
-------------------------
Plainsboro, NJ 08536
--------------------

Mellon Bank, Custodian Expediation        454.645                   7.8721%
---------------------------------------------------------------------------
c/o Arlene D. Steur, AIM 193-0721
---------------------------------
1735 Market Street
------------------
Philadelphia, PA 19103
----------------------

     The Partnership has no directors or officers. The General Partner manages and conducts the business of the Partnership. As of December 31, 2001, the General Partner owned approximately $798,522 of general partner interests in the Company, or 179.136 Partnership Units, representing approximately 3% of the total outstanding Partnership Units, and also beneficially owned 26.2934 Limited Partnership Units. The General Partner is owned entirely by Robert L. Lerner and trusts for the benefit of him and his family.

Item 13.    Certain Relationships and Related Transactions

     The General Partner manages and conducts the business of the Partnership. To compensate the General Partner for its management of the Partnership, its monitoring of the Advisor's portfolio and its assumption of the financial burden of operating the Partnership, the General Partner receives management and other fees from the Partnership. See "Business -- Fees and Expenses." For the years ended December 31, 2001, 2000, and 1999, the General Partner received a management fee from the Partnership pursuant to the Partnership Agreement in the amounts of $277,033, $261,301, and $228,393 respectively. For the year ended December 31, 2001 and 2000, the General Partner received administrative charges from the Limited Partners pursuant to the Partnership Agreement in the amount of $30,577 and $40,437, respectively. This is a one-time, one percent of capital administrative charge for new partners on their initial contribution. For the year ended December 31, 2001 and 2000, the General Partner received net brokerage commissions $190,613 and $263,663, respectively from the Partnership. Net brokerage commissions represent the gross brokerage commissions of 3.5% annually of the net asset value of the Partnership less actual brokerage commissions paid to clearing brokers. One individual who is associated with the CTA is also a limited partner of the fund. At December 31, 2001 and 2000 the individuals outstanding partnership interest was $1,485,719 and $1,638,449, respectively.


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

Date:  March 11, 2002



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


                                           By: /s/ Robert L. Lerner
                                              -------------------------------
                                              Robert L. Lerner, President of
                                              Ruvane Corporation

Date:  March 11, 2002

                                     The Willowbridge Fund L.P.


                                     Financial Statements as of and for
                                     the Years Ended December 31, 2001,
                                     2000 and 1999, and Independent
                                     Auditors' Report

                         The Willowbridge Fund L.P.
             C/o Ruvane Investment Corporation, General Partner
                             Four Benedek Road
                            Princeton, NJ 08540




I affirm that, to the best of my knowledge and belief, the information contained in the attached financial statements of The Willowbridge Fund L.P. as of and for the years ended December 31, 2001, 2000 and 1999 is accurate and complete.










                                           Ruvane Investment Corporation
                                           General Partner of
                                           The Willowbridge Fund L.P.


                                            /s/ Robert L. Lerner
                                           ------------------------------------
                                           By:  Robert L. Lerner, President

THE WILLOWBRIDGE FUND L.P.

TABLE OF CONTENTS
-------------------------------------------------------------------------------
                                                                     Page

INDEPENDENT AUDITORS' REPORT                                          F-4

FINANCIAL STATEMENTS:

 Statements of Financial Condition as of
   December 31, 2001 and 2000                                         F-5

 Condensed Schedules of Investments as of
   December 31, 2001 and 2000                                       F-6-F-7

 Statements of (Loss) Income for the Years
   Ended December 31, 2001, 2000 and 1999                             F-8

 Statements of Changes in Partners' Capital
  for the Years Ended December 31, 2001, 2000 and 1999                F-9

 Notes to Financial Statements                                     F-10-F-15

INDEPENDENT AUDITORS' REPORT

To the Partners of
The Willowbridge Fund L.P.

We have audited the accompanying statements of financial condition of The Willowbridge Fund L.P., including the condensed schedules of investments, as of December 31, 2001 and 2000 and the related statements of (loss) income and changes in partners' capital for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Willowbridge Fund L.P. as of December 31, 2001 and 2000 and the results of its operations and changes in its partners' capital for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




March 11, 2002


PART IV -   FINANCIAL INFORMATION

Item 14.(a)1.  Financial Statements

THE WILLOWBRIDGE FUND L.P.
STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2001 AND DECEMBER 31, 2000
-----------------------------------------------------------------------------------------------------
                                                                     December 31,        December 31,
                                                                         2001                2000
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
  Due from broker                                                   $ 19,307,320         $ 21,944,863
  Net unrealized gains on open futures
    and forward contracts                                              3,470,476            8,003,325
                                                                     -----------         ------------
                                                                      22,777,796           29,948,188

CASH AND CASH EQUIVALENTS                                              3,332,403            1,050,129

INTEREST RECEIVABLE                                                       11,372               61,849

ACCOUNTS RECEIVABLE                                                       -                    90,428

SUBSCRIPTIONS RECEIVABLE                                                  -                     3,359

OTHER                                                                     -                     4,146
                                                                    ------------         ------------
TOTAL ASSETS                                                        $ 26,121,571         $ 31,158,099
                                                                    ============         ============
LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Redemptions payable                                               $    183,099         $  2,502,846
  Accrued management fees                                                 66,073               62,051
  Prepaid subscription                                                    61,887                  -
  Accounts payable                                                        15,628                  -
  Sales commissions                                                          240                2,745
  Accrued incentive fees                                                    -                 780,847
  Other accrued expenses                                                  50,000              106,277
                                                                    ------------         ------------
                                                                         376,927            3,454,766
                                                                    ------------         ------------

PARTNERS' CAPITAL:
 Limited partners (5,596.2849 and 5,275.1221 fully redeemable
  units at December 31, 2001 and December 31, 2000, respectively)     24,946,122           26,701,217
 General partner (179.1362 and 197.9790 fully redeemable
  units at December 31, 2001 and December 31, 2000, respectively)        798,522            1,002,116
                                                                    ------------         ------------
                                                                      25,744,644           27,703,333
                                                                    ------------         ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                             $ 26,121,571         $ 31,158,099
                                                                    ============         ============

NET ASSET VALUE PER UNIT
(Based on 5,775.4211 and 5473.1011 units outstanding
  at December 31, 2001 and December 31, 2000, respectively)         $   4,457.63         $   5,061.73
                                                                    ============         ============
See Notes to Financial Statements.






THE WILLOWBRIDGE FUND L.P.

CONDENSED SCHEDULE OF INVESTMENTS
FOR THE YEAR ENDED DECEMBER 31, 2001
------------------------------------------------------------------------------------------------------------------------------
                                Long Positions                 Short Positions                     Net Unrealized
Comodity                Unrealized      Percentage of     Unrealized     Percentage of     Gain (Loss) on     Percentage of
Industry Sector         Gain (Loss)         Net Asset     Gain (Loss)     Net Assets       Open Position       Net Assets
-------------------    ------------     --------------   -------------  --------------     --------------     ----------------
Livestocks             $    47,000         0.183%         $       -              -         $     47,000           0.183%

Grains                     (18,850)       -0.073%            243,927           0.947%           225,077           0.874%

Tropical Products           92,140         0.358%                 -              -               92,140           0.358%

Energy                     (63,449)       -0.246%            297,250           1.155%           233,801           0.909%

Currencies

  Japanese Yen                  -             -            2,897,100          11.253%         2,897,100           11.253%

  Others                    (8,588)       -0.033%           (287,780)         -1.118%          (296,368)          -1.151%

Interest rates                  -             -              140,198           0.545%           140,198            0.545%

Metals                     172,128         0.669%            (40,600)         -0.158%           131,528            0.511%
                       ------------     --------------   -------------  --------------     --------------     --------------
                       $   220,381         0.858%        $ 3,250,095          12.624%       $ 3,470,476           13.482%
                       ============     ==============   =============  ==============     ==============     ==============

See Notes to Financial Statements.






THE WILLOWBRIDGE FUND L.P.

CONDENSED SCHEDULE OF INVESTMENTS
FOR THE YEAR ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------------------------------------------------
                                Long Positions                 Short Positions                     Net Unrealized
Comodity                Unrealized     Percentage of     Unrealized     Percentage of     Gain (Loss) on     Percentage of
Industry Sector         Gain (Loss)      Net Asset       Gain (Loss)     Net Assets       Open Position       Net Assets
-------------------    ------------    -------------     -----------    -------------     --------------     -------------
Livestocks              $   182,080          0.657%      $         -             -         $    182,080            0.657%

Grains                      143,743          0.519%          (13,200)        -0.048%            130,543            0.471%

Tropical Products                 -             -             13,344          0.048%             13,344            0.048%

Energy                            -             -                  -             -                    -               -

Currencies

  EURO                    1,819,400          6.567%                -             -            1,819,400            6.567%

  Others                  1,420,320          5.127%        1,138,400          4.109%          2,558,720            9.236%

Interest rates            3,221,136         11.627%                -             -            3,221,136           11.627%

Metals                      (43,338)        -0.156%          121,440          0.438%             78,102            0.282%
                        -----------       ---------      -----------      ----------       ------------        ----------
                        $ 6,743,341         24.341%      $ 1,259,984          4.547%       $  8,003,325           28.888%
                        ===========       =========      ===========      ==========       ============        ==========


See Notes to Financial Statements












THE WILLOWBRIDGE FUND L.P.
STATEMENTS OF (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
----------------------------------------------------------------------------------------------------------------
                                                                      2001              2000              1999

(LOSS) INCOME
  (Losses) profits on trading of commodity futures,
    forwards and options:
    Realized gains(losses) on closed positions, net             $  2,669,640      $   (789,139)       $  267,070
    Change in unrealized gains/losses on open
      positions, net                                              (4,532,849)        7,144,800           660,568
                                                                ------------      ------------        ----------

           Total trading (losses) profits                         (1,863,209)        6,355,661           927,638

  Interest income                                                    959,821         1,295,896         1,123,472
                                                                ------------      ------------        ----------

           Total (loss) income                                      (903,388)        7,651,557         2,051,110
                                                                ------------      ------------        ----------
EXPENSES:
  Brokerage commissions (includes clearing and
    exchange fees of $15, $5,204, and $20,612
    in 2001, 2000, and 1999, respectively)                           917,728           846,755           935,448
  Management fees                                                    537,384           507,006           484,069
  Incentive fees                                                     498,003           780,847           806,378
  Administrative expenses                                            165,060           227,020           134,459
                                                                ------------       -----------        ----------

           Total expenses                                          2,118,175         2,361,628         2,360,354
                                                                ------------       -----------        ----------

NET (LOSS) INCOME                                               $ (3,021,563)     $  5,289,929       $  (309,244)
                                                                ============      ============       ===========
NET (LOSS) INCOME:
  Limited partners                                              $ (2,908,469)     $  5,119,725       $  (303,853)
                                                                ============      ============       ===========

  General partner                                               $   (113,094)     $    170,204       $    (5,391)
                                                                ============      ============       ===========

NET (LOSS) INCOME PER UNIT                                      $    (604.10)     $     973.18       $    (37.19)
                                                                ============      ============       ===========


See Notes to Financial Statements.



                                             F-8








THE WILLOWBRIDGE FUND L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
---------------------------------------------------------------------------------------------------------------

                                                                                                     Total
                                               General Partner           Limited Partners           Partners'
                                            Units         Amount       Units         Amount          Capital

PARTNERS' CAPITAL, January 1, 1999        271.6510     $1,073,390     5,264.1580    $21,765,943    $22,839,333

  Additions                                82.2718        379,032     1,458.7644      6,145,887      6,524,919

  Redemptions                                  -             -         (745.2161)    (3,167,839)    (3,167,839)

  Net loss                                     -           (5,391)           -         (303,853)      (309,244)
                                         ---------     ----------     ----------   ------------     -----------

PARTNERS' CAPITAL, DECEMBER 31, 1999      353.9228      1,447,031     5,977.7063     24,440,138     25,887,169

  Additions                                60.4005        242,390     1,316.4651      4,964,877      5,207,267

  Redemptions                            (216.3443)      (857,509)   (2,019.0493)    (7,823,523)    (8,681,032)

  Net income                                  -           170,204           -         5,119,725      5,289,929
                                        -----------    -----------    -----------  -------------    -----------
PARTNERS' CAPITAL, DECEMBER 31, 2000      197.9790      1,002,116     5,275.1221     26,701,217     27,703,333

  Additions                                 7.2634         34,500     1,110.3631      5,033,945      5,068,445

  Redemptions                             (26.1062)      (125,000)     (789.2003)    (3,880,571)    (4,005,571)

  Net loss                                    -          (113,094)          -        (2,908,469)    (3,021,563)
                                        -----------    -----------    -----------  -------------   ------------
PARTNERS' CAPITAL, DECEMBER 31, 2001      179.1362     $  798,522     5,596.2849    $24,946,122    $25,744,644
                                        ===========    ===========    ===========  =============   ============



See Notes to Financial Statements.

THE WILLOWBRIDGE FUND L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

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

2.    SIGNIFICANT ACCOUNTING POLICIES

      Due from Broker - Due from broker represents cash required to meet margin requirements and excess funds not required for margin which are typically invested in 30 day commercial paper and U.S. Treasury bills which are carried at cost plus accrued interest, which approximates market.

      Revenue Recognition - Investments in swaps, commodity futures, options and forward contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period. The difference between the original contract amount and fair value is recorded in income as an unrealized gain or (loss). Fair value is based on quoted market prices. All commodity futures, options and forward contracts and financial instruments are recorded at fair value in the financial statements.

      Securities which are traded on a national securities exchange in the United States of America are valued at their last reported sales price on the date as of which the value is being determined on the national securities exchange on which such securities are principally traded provided that such sales price is between the closing "bid" and the "ask" prices. If there are no sales on such date on such exchange or if the last sales price is not between the "bid" and the "ask," such securities are valued at the mean between the "bid" and the "ask" prices at the close of trading on such date on such exchange.

      Securities not traded on a national securities exchange in the United States of America, but traded over-the-counter, are valued at their last reported sales price on the date as of which the value is being determined; provided that such sales price is between the closing "bid" and "ask" prices. If sales are not reported, or there are no sales on such date, or if the last sales price is not between the "bid" and the "ask" prices, such securities are valued at the mean between the "bid" and the "ask" prices at the close of trading on the date as of which the value is determined, as reported by the NASD Automated Quotations System ("NASDAQ").

      Commissions - Commissions charges are based on a percentage of the net asset value of the Partnership at the beginning of each month. The commission rate charged is 3.5 percent annually of the net asset value of the Partnership.

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

      The General Partner was paid a management fee equal to approximately one percent of the net assets of the Partnership (as defined in the Agreement) as of the first day of the fiscal year. Such fees amounted to $277,033, $261,361, and $228,393 in 2001, 2000, and 1999, respectively.

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

      Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of (loss) income and expenses during the reporting period. Actual results could differ from these estimates.

      Reclassifications - Certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

      Recently Issued Accounting Pronouncements - In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position 01-1, "Amendment to the Scope of Statement of Position 95-2, Financial Reporting by Nonpublic Investment Partnerships, to Include Commodity Pools" effective for fiscal years ending after December 15, 2001. Accordingly, commodity pools are now required to include a condensed schedule of investments identifying those investments, which constitute more than 5% of net assets, taking long and short positions into account separately. The Partnership's condensed schedules of investments do not separately identify individual futures contracts within each industry sector where such contracts are less than 5% of net assets.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. SFAS No. 133 is further amended by SFAS No. 138, which clarifies issues surrounding interest rate risk, foreign currency denominated items, normal purchases and sales and net hedging. This Statement supercedes SFAS No. 119 "Disclosure about
Derivative Financial Instruments and Fair Value of Financial Instruments" and SFAS No. 105 "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" and amends certain disclosure requirements of SFAS No. 107 "Disclosure About Fair Value of Financial Instruments". The adoption of
SFAS No. 133, as amended, as of January 1, 2001, did not have a significant effect on the financial statements.

In December 2000, the American Institute of Certified Public Accountants issued an updated Audit and Accounting Guide - Audits of Investment Companies (the "Guide") which is effective for fiscal periods beginning after December 15, 2000. The Guide establishes new financial reporting requirements for investment companies, including the disclosure of financial highlights for the latest operating period. The Partnership has presented this information in the Footnote 6.


  3.    DERIVATIVE INSTRUMENTS

      The Partnership trades futures, options on futures and forward contracts and forward contracts in currencies and a wide range of commodities, energy and metals.

The Partnership's trading results by market sector were as follows:


                                                 2001
                          ---------------------------------------------------
                                            Net Change in
                           Net Realized       Unrealized       Total Trading
                          Gains/(Losses)    Gains/(Losses)     Gains/(Losses)
                          --------------    --------------     --------------
Energies                  $    (146,760)     $   233,801       $     87,041
Metals                         (692,977)          53,426           (639,551)
Currencies                   (1,462,114)      (1,777,388)        (3,239,502)
Livestock                      (898,239)        (135,080)        (1,033,319)
Grains                       (1,799,461)          94,534         (1,704,927)
Financials                    6,120,850       (3,080,938)         3,039,912
Tropical products               630,613           78,796            709,409
                           ------------      -----------        -----------
                              1,751,912       (4,532,849)        (2,780,937)

Brokerage commissions           917,728              -              917,728
                           ------------      -----------        -----------
Total trading
  (losses) profits        $   2,669,640      $(4,532,849)      $ (1,863,209)
                           ============      ===========        ============

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
                            ===========      ===========          ============




                                                   1999
                           --------------------------------------------------
                                             Net Change in
                            Net Realized       Unrealized     Total Trading
                           Gains/(Losses)    Gains/(Losses)   Gains/(Losses)
                           ---------------  ---------------  ----------------

Energies                    $ 4,560,516        $ (22,749)       $ 4,537,767
Metals                         (198,480)         221,400             22,920
Currencies                   (4,321,204)         460,007         (3,861,197)
Livestock                       306,020          (14,320)           291,700
Grains                       (1,539,042)           5,200         (1,533,842)
Financials                    3,009,742          (42,923)         2,966,819
Tropical products            (2,485,930)          53,953         (2,431,977)
                            ------------       ----------       ------------
                               (668,378)          660,568            (7,810)

Brokerage commissions           935,448             -               935,448
                            ------------       ----------      ------------
Total trading profits       $   267,070         $ 660,568       $   927,638
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

       Fair Value - The derivative instruments used in the Partnership's trading activities are marked to market with the resulting unrealized profits (losses) recorded in the Statements of Financial Condition and the related trading profits (losses) reflected in trading profits in the Statements of (Loss) Income. Substantially all of the Partnership's derivative financial instruments outstanding expire within 90 days.


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

4.     ADMINISTRATOR

The Administrator acts as Secretary and Registrar for the Partnership. For its services, the Administrator receives a fee paid out of the Partnership's assets based upon the nature and extent of the services performed.

5.    NET ASSET VALUE PER PARTICIPATING UNIT

The net asset value per participating unit at December 31, 2001 and 2000 was $4,457.63 and $5,061.73, respectively. There was 5,775.4211 and
5,473.1011 units issued and outstanding at December 31, 2001 and 2000, respectively.

6.    FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the years ended December 31, 2001, 2000, 1999, 1998 and 1997:

                                                                Per Participating Share
                                                                -----------------------

                                          2001          2000         1999         1998         1997
                                          ----          ----         ----         ----         ----

Per Share Operating Performance

Net Asset Value, Beginning of Year     $ 5,061.73   $ 4,088.73   $ 4,125.73   $ 3,480.73   $ 3,375.73
                                       ----------   ----------   ----------   ----------   ----------
(Loss) income from
  investment operations
    Net investment loss (1)               (231.59)     (196.02)     (147.99)      (94.60)      375.71
    Net realized and change in
      unrealized gain/loss
      on investments                      (372.51)    1,169.02       110.99       739.60      (270.71)
                                       ----------   ----------   ----------   ----------   ----------
    Total from investment operations      (604.10)      973.00       (37.00)      645.00       105.00
                                       ----------   ----------   ----------   ----------   ----------

Net Asset Value, End of Year           $ 4,457.63   $ 5,061.73   $ 4,088.73   $ 4,125.73   $ 3,480.73
                                       ==========   ==========   ==========   ==========   ==========

Total Return (2)                           -11.93%       23.80%       -0.90%       18.53%        3.11%
                                       ==========   ==========   ==========   ==========   ==========

Ratios/Supplemental Data
------------------------
    Ratio of expenses to
      average net assets                    -8.26%       -9.94%       -9.36%       -7.58%      -11.23%
    Ratio of net investment
      loss(1) to average net assets         -4.52%       -4.49%       -4.91%       -3.16%       -6.30%


(1) Net investment loss is comprised of interest income and total expenses.

(2) Total return is derived as opening net asset value less ending net asset value divided by opening net asset value.

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