Form 10-Q
period 2002-03-31
WILLOWBRIDGE FUND LP
filed 2002-05-15
CIK 794775

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarterly Period Ended March 31, 2002
                                            --------------


( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ______________ TO _____________


                       COMMISSION FILE NO. 000-23529
                                           ---------


                I.R.S. Employer Identification No. 22-678474


                        THE WILLOWBRIDGE FUND L.P.
                         (a Delaware Partnership)
                              4 Benedek Road,
                        Princeton, New Jersey 08540

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

          Unaudited Interim Condensed Statements of Financial Condition
          as of March 31, 2002 and December 31, 2001..........................3

          Unaudited Interim Condensed Statements of (Loss) Income For
          the Three Months Ended March 31, 2002 and 2001......................4

          Unaudited Interim Condensed Statement of Changes in Partners'
          Capital for the Three Months Ended March 31, 2002...................5

          Notes to Unaudited Interim Condensed Financial Statements
          for the Three Months Ended March 31, 2002...........................6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........11

Item 4.   Market Price of and Dividends on the Registrant's Common
          Equity and Related Stockholder Matters.............................13


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..................................................13

Item 2.   Changes in Securities and Use of Proceeds..........................13

Item 3.   Defaults Upon Senior Securities....................................13

Item 4.   Submission of Matters to a Vote of Security Holders................13

Item 5.   Other Information..................................................14

Item 6.   Exhibits and Reports on Form 8-K...................................14

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

THE WILLOWBRIDGE FUND L.P.

INTERIM CONDENSED STATEMENTS OF FINANCIAL CONDITION
AS OF MARCH 31, 2002 (Unaudited) AND DECEMBER 31, 2001
-------------------------------------------------------------------------------

                                                  March 31,        December 31,
                                                    2002               2001


ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
  Due from broker                                $16,546,706       $19,307,320
  Net unrealized appreciation on open positions    4,702,724         3,470,476
                                                  ----------        ----------

                                                  21,249,430        22,777,796

CASH IN BANK                                       3,121,141         3,332,403

PREPAID EXPENSES                                     193,085                -

ACCOUNTS RECEIVABLE                                   85,135                -

INTEREST RECEIVABLE                                    9,161            11,372
                                                 ------------      -----------
TOTAL ASSETS                                     $24,657,952       $26,121,571
                                                 ============      ===========
LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Redemptions payable                            $  490,588        $   183,099
  Prepaid Subscriptions                             461,270             61,887
  Accrued Management Fees                            59,083             66,073
  Sales Commissions                                     840                240
  Accounts Payable                                       -              15,628
  Other accrued expenses                             43,000             50,000
                                                 ------------      -----------
                                                  1,054,781            376,927

PARTNERS' CAPITAL:
  Limited partners (5,501.6335 and 5,596.2849
    fully redeemable units at March 31, 2002
     and December 31, 2001, respectively)          22,934,039       24,946,122
  General partner (160.5178 and 179.1362
     fully redeemable units at March 31, 2002         669,132          798,522
     and December 31, 2001, respectively)        ------------      -----------

                                                   23,603,171       25,744,644
                                                 ------------      -----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL          $ 24,657,952     $ 26,121,571
                                                 ============     ============

NET ASSET VALUE PER UNIT
(Based on 5,662.1513 and 5,775.4211 units
  outstanding at March 31, 2002 and              $   4,168.59     $  4,457.63
  December 31, 2001, respectively)               ============     ============

See Notes to Financial Statements

THE WILLOWBRIDGE FUND L.P.

UNAUDITED INTERIM CONDENSED STATEMENTS OF (LOSS) INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
-------------------------------------------------------------------------------


                                                        2002          2001


INCOME:
  (Losses) gains on trading of commodity
    futures, forwards and options:
    Realized (losses) gains on closed positions    $ (2,630,655)   $ 7,794,451
    Net change in unrealized gains
    (losses) on open positions                        1,232,244     (5,808,410)
                                                     ----------     -----------

           Total trading (losses) profits            (1,398,411)     1,986,041

  Interest income                                        88,736        443,275
                                                    ------------    -----------

           Total (loss) income                       (1,309,675)     2,429,316
                                                    ------------   ------------

EXPENSES:
  Brokerage commissions                                 209,956        240,944
  Management fees                                       122,998        139,818
  Administrative expenses                                37,265         56,542
  Incentive fees                                             -         498,003
                                                    ------------   ------------

           Total expenses                               370,219        935,307
                                                    ------------   ------------

NET (LOSS) INCOME                                   $(1,679,894)   $ 1,494,009
                                                    ============   ============
NET (LOSS) INCOME:

  Limited partners                                  $(1,631,033)   $ 1,438,450
                                                    ============   ============

  General partner                                   $   (48,861)   $    55,559
                                                    ============   ============

NET (LOSS) INCOME PER UNIT                          $   (289.04)   $    296.87
                                                    ============   ============

See Notes to Financial Statements


THE WILLOWBRIDGE FUND L.P.

UNAUDITED INTERIM CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2002
-------------------------------------------------------------------------------------------------------------------------------


                                                                                                                   Total
                                                  General Partner                Limited Partners                 Partners'
                                               Units         Amount            Units          Amount               Capital
                                           ----------------------------   -------------------------------     ----------------

PARTNERS' CAPITAL, DECEMBER 31, 2001           179.1362     $ 798,522         5,596.2849    $  24,946,122       $  25,744,644

  Additions                                      1.0161         4,471            92.7637          407,715             412,186

  Redemptions                                  (19.6344)      (85,000)         (187.4029)        (788,765)           (873,765)

  Net loss                                         -          (48,861)              -          (1,631,033)         (1,679,894)
                                             -----------    ----------        -----------   --------------      --------------
PARTNERS' CAPITAL, MARCH 31, 2002              160.5179     $ 669,132         5,501.6457    $  22,934,039       $  23,603,171
                                             ===========    ==========        ===========   ==============      ==============

See Notes to Financial Statements




THE WILLOWBRIDGE FUND L.P.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002
-------------------------------------------------------------------------------

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

Prepaid expenses - Prepaid expenses represents the fiscal year 2002 management fee paid by the Partnership to the General Partner in January 2002. This amount is being amortized (straight-line) by the Partnership over the twelve-month period ending December 31, 2002. As of March 31, 2002, approximately $64,362 had been amortized by the Partnership.

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

The General Partner was paid a management fee equal to approximately one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year-end. Such fees amounted to $257,446 and $277,033 in the three months ended March 31, 2002 and the year ended December 31, 2001, respectively.

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

Recently Issued Accounting Pronouncements - In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position 01-1, "Amendment to the Scope of Statement of Position 95-2, Financial Reporting by Nonpublic Investment Partnerships, to Include Commodity Pools" effective for fiscal years ending after December 15, 2001. Accordingly, commodity pools are now required to include a condensed schedule of investments in annual financial statements identifying those investments, which constitute more than 5% of net assets, taking long and short positions into account separately. The Partnership's condensed schedules of investments do not separately identify individual futures contracts within each industry sector where such contracts are less than 5% of net assets.

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

In December 2000, the American Institute of Certified Public Accountants issued an updated Audit and Accounting Guide - Audits of Investment Companies (the "Guide") which is effective for fiscal periods beginning after December 15, 2000. The Guide establishes new financial reporting requirements for investment companies, including the disclosure of financial highlights for the latest operating period. The Partnership has presented this information in the Footnote 4.

4.      FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the quarter ended March 31, 2002 and the year ended December 31, 2001.

                                                      2002             2001

Per Share Operating Performance

Net Asset Value.  Beginning of the period         $  4,457.63     $   5,061.73
                                                  ------------    -------------
Loss from investment operations

        Net investment loss (1)                        (48.43)         (231.59)

        Net realized and change in unrealized
        gain/loss on investments                      (240.61)         (372.51)
                                                  ------------    -------------

        Total from investment operations              (289.04)         (604.10)
                                                  ------------    -------------
Net Asset Value.  End of the period               $  4,168.59     $   4,457.63
                                                  ============    =============

Total Return (2)                                        -6.48%         - 11.93%
                                                  ============    =============
Ratios/Supplemental Data

        Ratio of expenses to average net assets         -1.56%          - 8.26%

        Ratio of net investment loss (1) to             -1.18%         - 4.52%
        average net assets

(1) Net investment loss is comprised of interest income and total expenses

(2) Total return is derived as opening net asset value less ending net asset value divided by opening net asset value

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

Summary of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Partnership's financial statements. The critical accounting policies and related judgements underlying the Partnership's financial statements are summarized below. In applying these policies, management makes judgments that frequently require estimates about matters that are inherently uncertain. The Partnership's significant accounting policies are described in detail in Note 3 of the Notes to Financial Statements.

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

Results of Operations

Comparison of Three Months Ended March 31, 2002 and 2001

For the quarter ended March 31, 2002, the Partnership had net trading losses comprised of $2,630,655 of net realized losses on closed positions, $1,232,244 in net increase in net unrealized gains and losses on open positions and $88,736 in interest income. For the same quarter in 2001, the Partnership had trading gains comprised of $7,794,451 of net realized gains on closed positions, $5,808,410 in net decrease in net unrealized gains and losses on open positions and $443,275 in interest income.

In January 2002, trading was unprofitable for tropicals and financials. The Partnership recorded a loss of $19,891 or $3.48 per unit. In February
2002, the Partnership was unprofitable in all the market sectors. The Partnership recorded a loss of $5,332,606 or $923.53 per unit. In March 2002, energy and financials produced most of the gains. The Partnership recorded a gain of $3,702,128 or $653.84 per unit.

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

For the quarter ended March 31, 2002, the Partnership had expenses comprised of $209,956 in brokerage commissions (including clearing and exchange fees), $122,998 in management fees and $37,265 in administrative expenses. The Partnership had no incentive fee expense for this quarter as trading losses were not recouped. For the same quarter in 2001, the Partnership had expenses comprised of $240,944 in brokerage commissions (including clearing and exchange fees), $139,818 in management fees, $498,003 in incentive fees and $56,542 in administrative expenses. Brokerage commissions and management fees vary primarily as a result of changes in assets under management. Incentive fees are generated by quarterly profits. Since assets under management and quarterly profits decreased in the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, brokerage commissions and management fees also decreased for the three month period. Administrative fees consist primary of legal and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a loss of $1,679,894 or $289.04 per unit for the quarter compared to a gain of $1,494,009, or $296.87 per unit for the same quarter in 2001.

At March 31, 2002, the net asset value of the Partnership was $23,603,171 compared to its net asset value of $25,744,644 at December 31, 2001. The net asset value per unit at March 31, 2002 was $4,168.59 compared to $4,457.63 at December 31, 2001.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments),options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership's primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on the basis of mark-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized. The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of March 31, 2002, by market sector:

Interest Rate: Interest rate risk is the significant market exposure of the Partnership. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

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

Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of March 31, 2002, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used March 31, 2002 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

The prices of the Partnership's interest rate positions resulting from a 10% change in interest rates.

The U.S. dollar equivalent balances of the Partnership's currency exposures due to a 10% shift in currency exchange rates.

The market value of the Partnership's commodity instruments due to a 10% change in the price of the instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of March 31, 2002.

The potential loss in earnings for each market risk exposure as of March 31, 2002 was approximately:

Trading portfolio:
Commodity price risk $871,458
Interest rate risk $810,759
Currency exchange rate risk $321,486

Item 4. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

There currently is no established public trading market for the Limited Partnership Units. As of March 31, 2002, approximately 5,501.6335 Partnership Units were held by 289 Limited Partners and the General Partner.

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

From January 1, 2002 through March 31, 2002, a total of 113.2375
Partnership Units were redeemed for the aggregate net redemption amount of $461,579. Details of the net subscriptions and redemptions of these Partnership Units are as follows:

Date of subscriptions/                        Net amount of
    redemptions                          subscriptions/redemptions
    -----------                          -------------------------
    January 2002                              $  (238,712)
    February 2002                             $   247,721
    March 2002                                $  (470,588)

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

                                       THE WILLOWBRIDGE FUND L.P.


Date: May 15, 2002                    By:  Ruvane Investment Corporation
                                            Its General Partner

                                       By:  /s/ Robert L. Lerner
                                            --------------------------------
                                            Robert L. Lerner
                                            President