Form 10-Q
period 2002-06-30
WILLOWBRIDGE FUND LP
filed 2002-08-15
CIK 794775

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarterly Period Ended June 30, 2002
                                            -------------


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

                    YES  X                 NO
                        ---                   ----

                         THE WILLOWBRIDGE FUND L.P.
                             INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION

                                                                           Page
Item 1.   Financial Statements ...............................................3

          Interim Condensed Statements of Financial Condition
          as of June 30, 2002 (Unaudited) and December 31, 2001...............3

          Unaudited Interim Condensed Statements of Income (Loss) for
          the Three Months Ended June 30, 2002 and 2001
          and for the Six Months Ended June 30, 2002 and 2001.................4

          Unaudited Interim Condensed Statement of Changes in Partners'
          Capital for the Six Months Ended June 30, 2002......................5

          Notes to Unaudited Interim Condensed Financial
          Statements..........................................................6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........12

Item 4.   Market Price of and Dividends on the Registrant's Common
          Equity and Related Stockholder Matters.............................14


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..................................................14

Item 2.   Changes in Securities and Use of Proceeds..........................14

Item 3.   Defaults Upon Senior Securities....................................15

Item 4.   Submission of Matters to a Vote of Security Holders................15

Item 5.   Other Information..................................................15

Item 6.   Exhibits and Reports on Form 8-K...................................15

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

THE WILLOWBRIDGE FUND L.P.

INTERIM CONDENSED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 2002 (Unaudited) AND DECEMBER 31, 2001
-------------------------------------------------------------------------------

                                                  June 30,         December 31,
                                                    2002               2001


ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
  Due from broker                                $20,112,413       $19,307,320
  Net unrealized appreciation on open positions   10,375,835         3,470,476
                                                 -----------       -----------

                                                  30,488,248        22,777,796

CASH IN BANK                                       2,491,209         3,332,403

PREPAID EXPENSES                                     128,723                -

ACCOUNTS RECEIVABLE                                   68,177                -

INTEREST RECEIVABLE                                   10,770            11,372
                                                 -----------       -----------
TOTAL ASSETS                                     $33,187,127       $26,121,571
                                                 ===========       ===========
LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accrued Incentive Fees                          $  717,503       $        -
  Redemptions Payable                                641,011           183,099
  Prepaid Subscriptions                              156,500            61,887
  Accrued Management Fees                             67,294            66,073
  Sales Commissions                                      840               240
  Accounts Payable                                        -             15,628
  Other accrued expenses                              53,909            50,000
                                                 -----------       -----------
                                                   1,637,057           376,927

PARTNERS' CAPITAL:
  Limited partners (5,489.0505 and 5,596.2849
     fully redeemable units at June 30, 2002
     and December 31, 2001, respectively)         30,885,281        24,946,122
  General partner (118.1490 and 179.1362
     fully redeemable units at June 30, 2002
     and December 31, 2001, respectively)            664,789           798,522
                                                 -----------       -----------

                                                  31,550,070        25,744,644
                                                 -----------       -----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL          $33,187,127       $26,121,571
                                                 ===========       ===========

NET ASSET VALUE PER UNIT
(Based on 5,607.1995 and 5,775.4211 units
  outstanding at June 30, 2002 and               $  5,626.71       $  4,457.63
  December 31, 2001, respectively)               ===========       ===========

See Notes to Unaudited Interim Condensed Financial Statements


THE WILLOWBRIDGE FUND L.P.

UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME (LOSS)
-------------------------------------------------------------------------------


                                                   For the three    For the three    For the six      For the six
                                                   months ended     months ended     months ended     months ended
                                                   June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001

INCOME:
  Gains (losses) on trading of commodity
    futures, forwards and options:
    Realized gains (losses) on closed positions    $  3,687,050     $ (3,414,256)    $  1,056,395     $  4,380,195
    Net change in unrealized gains/
    losses on open positions                          5,673,115         (550,680)       6,905,359       (6,359,090)
                                                   ------------     ------------     ------------     ------------
  Total trading profits (losses)                      9,360,165       (3,964,936)       7,961,754       (1,978,895)

  Interest income                                        91,661          223,813          180,397          667,088
                                                   ------------     ------------     ------------     ------------
           Total income (loss)                        9,451,826       (3,741,123)       8,142,151       (1,311,807)
                                                   ------------     ------------     ------------     ------------

EXPENSES:
  Incentive fees                                        717,503               -           717,503          498,003
  Brokerage commissions                                 207,316          228,447          417,272          469,391
  Management fees                                       131,209          131,117          254,207          270,935
  Administrative expenses                                42,439           55,070           79,704          111,612
                                                   ------------     ------------     ------------     ------------
           Total expenses                             1,098,467          414,634        1,468,686        1,349,941
                                                   ------------     ------------     ------------     ------------

NET INCOME (LOSS)                                  $  8,353,359     $ (4,155,757)    $  6,673,465     $ (2,661,748)
                                                   ============     ============     ============     ============

NET INCOME (LOSS):

  Limited partners                                 $  8,136,189     $ (4,000,837)    $  6,505,156     $ (2,562,387)
                                                   ============     ============     ============     ============

  General partner                                  $    217,170     $   (154,920)    $    168,309     $    (99,361)
                                                   ============     ============     ============     ============

NET INCOME (LOSS) PER UNIT                         $   1,458.12     $    (811.91)    $   1,169.08     $    (532.60)
                                                   ============     ============     ============     ============


See Notes to Unaudited Interim Condensed Financial Statements





THE WILLOWBRIDGE FUND L.P.

UNAUDITED INTERIM CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2002
-------------------------------------------------------------------------------------------------------------------------------


                                                                                                                   Total
                                                  General Partner                 Limited Partners                 Partners'
                                               Units         Amount            Units            Amount             Capital
                                           ----------------------------     ------------------------------     ----------------

PARTNERS' CAPITAL, DECEMBER 31, 2001           179.1362     $ 798,522         5,596.2849    $  24,946,122       $  25,744,644

  Additions                                      3.0859        12,958           297.6748        1,247,958           1,260,916

  Redemptions                                  (64.0731)     (315,000)         (404.9092)      (1,813,955)         (2,128,955)

  Net income                                        -         168,309                -          6,505,156           6,673,465
                                             ----------     ---------         ----------    -------------       -------------
PARTNERS' CAPITAL, JUNE 30, 2002               118.1490     $ 664,789         5,489.0505    $  30,885,281       $  31,550,070
                                             ==========     =========         ==========    =============       =============

See Notes to Unaudited Interim Condensed Financial Statements




THE WILLOWBRIDGE FUND L.P.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

Prepaid expenses - Prepaid expenses represents the fiscal year 2002 management fee paid by the Partnership to the General Partner in January 2002. This amount is being amortized (straight-line) by the Partnership over the twelve-month period ending December 31, 2002. As of June 30, 2002, approximately $128,723 had been amortized by the Partnership.

Revenue Recognition - Investments in swaps, commodity futures, options and forward contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period. The difference between the original contract amount and fair value is recorded in income as an unrealized gain or loss. Fair value is based on quoted market prices. All commodity futures, options and forward contracts and financial instruments are recorded at fair value in the financial statements.

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

The General Partner was paid a management fee equal to approximately one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year-end. Such annual fees amounted to $257,446 and $277,033 for the year 2002 and 2001, respectively.

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

4.      FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the six months ended June 30, 2002 and the year ended December 31, 2001.

                                                      2002             2001

Per Share Operating Performance

Net Asset Value.  Beginning of the period         $  4,457.63     $   5,061.73
                                                  ------------    -------------
Gain from investment operations

        Net investment loss (1)                       (225.69)         (231.59)

        Net realized and change in unrealized
        gain/loss on investments                     1,394.77          (372.51)
                                                  ------------    -------------

        Total from investment operations             1,169.08          (604.10)
                                                  ------------    -------------
Net Asset Value. End of the period                $  5,626.71     $   4,457.63
                                                  ============    =============

Total Return (2)                                        26.23%         - 11.93%
                                                  ============    =============
Ratios/Supplemental Data

        Ratio of expenses to average net assets        - 5.93%          - 8.26%

        Ratio of net investment loss (1) to            - 5.20%          - 4.52%
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


Summary of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Partnership's financial statements. The critical accounting policies and related judgements underlying the Partnership's financial statements are summarized below. In applying these policies, management makes judgments that frequently require estimates about matters that are inherently uncertain. The Partnership's significant accounting policies are described in detail in Note 3 of the Notes to the Unaudited Interim Condensed Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Statements of Income (Loss). Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

Results of Operations

Comparison of Three Months Ended June 30, 2002 and 2001

For the quarter ended June 30, 2002, the Partnership had net trading profits comprised of $3,687,050 in realized gains on closed positions, $5,673,115 in net change in unrealized gains/losses on open positions and $91,661 in interest income. For the same quarter in 2001, the Partnership had net trading losses comprised of $3,414,256 in realized losses on closed positions, ($550,680) in net change in unrealized gains/losses on open positions and $223,813 in interest income.

During three months ended June 30, 2002, most of the gains incurred by the Partnership were generated from foreign currencies. The losses in energy failed to offset these gains.

In April 2002, trading was most unprofitable in financials and tropicals. The gains in foreign currencies failed to offset these losses. The Partnership recorded a loss of $1,510,092 or $263.55 per unit. In May 2002, trading was most profitable in foreign currencies. The losses in energy did not offset these gains. The Partnership recorded a gain of $2,038,068 or $358.07 per unit. In June 2002, trading was profitable in all market sectors except for metals. Foreign currencies and financials produced most of the gains. The Partnership recorded a gain of $7,825,383 or $1,395.60 per unit.

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

For the three months ended June 30, 2002, the Partnership had expenses comprised of $717,503 in incentive fees, $207,316 in brokerage commissions (including clearing and exchange fees), $131,209 in management fees and $42,439 in administrative expenses. For the same quarter in 2001, the Partnership had expenses comprised of $228,447 in brokerage commissions (including clearing and exchange fees), $131,117 in management fees and $55,070 in administrative expenses. Incentive fees are based upon quarterly profits. As the quarterly profits increased during the quarter ended June 2002, the trading losses from prior quarters were recouped and incentive fees were earned by the Commodity Trading Advisor. The Partnership recorded incentive fees expense for the quarter ended June 2002 as compared to no incentive fees expense for the quarter ended June 2001. The incentive fees was not generated for the quarter ended June 2001 as trading losses from prior quarters were not recouped. Brokerage commissions and management fees vary primarily as a result of changes in net assets under management and quarterly profits. Although quarterly profits increased during the three months ended June 30, 2002, as compared to the three months ended June 30, 2001, there were no significant changes in the average net assets under management. Brokerage commissions and management fees remained relatively constant as a result of insignificant change in average net assets under management during the quarter ended June 30, 2002. Administrative fees consist primary of legal and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended. The Partnership became subject to such reporting requirements in April 1998.

As a result of the above, the Partnership recorded a profit of $8,353,359 or $1,458.12 per unit for the quarter compared to a loss of $4,155,757 or $811.91 per unit for the same quarter in 2001.

At June 30, 2002, the net asset value of the Partnership was $31,550,070 compared to its net asset value of $25,744,644 at December 31, 2001. The net asset value per unit at June 30, 2002 was $5,626.71 compared to $4,457.63 at December 31, 2001.

During the quarter, the Partnership had no credit exposure to a counterparty that is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

Comparison of Six Months Ended June 30, 2002 and 2001

For the six months ended June 30, 2002, the Partnership had trading profits comprised of $1,056,395 in net realized gains on closed positions, $6,905,359 in net change in unrealized gains/losses on open positions and $180,397 in interest income. For the same six month period in 2001, the Partnership had trading losses comprised of $4,380,195 in realized losses on closed positions, ($6,359,090) in net change in unrealized gains/losses on open positions and $667,088 in interest income.

During the six months ended June 30, 2002, most of the gains incurred by the Partnership were generated from foreign currencies and financials.

In January 2002, trading was unprofitable for tropicals and financials. The Partnership recorded a loss of $19,891 or $3.48 per unit. For the same month in 2001, trading was profitable in financials and foreign currencies. The Partnership recorded a gain of $513,388 or $94.99 per unit. In February 2002, the Partnership was unprofitable in all the market sectors. The Partnership recorded a loss of $5,332,606 or $923.53 per unit. For the same month in 2001, the Partnership was unprofitable in metals, financials and foreign currencies. The Partnership recorded a loss of $406,588 or $76.93 per unit. In March 2002, energy and financials produced most of the gains. The Partnership recorded a gain of $3,702,128 or $653.84 per unit. For the same month in 2001, foreign currencies produced most of the trading gains, in addition to the gains in agriculture and energy. The Partnership recorded a gain of $1,387,209 or $275.68 per unit. In April 2002, trading was most unprofitable in financials and tropicals. The gains in foreign currencies failed to offset these losses. The Partnership recorded a loss of $1,510,092 or $263.55 per unit. For the same month in 2001, trading was most unprofitable in tropicals and foreign currencies. The gains in energy and financials failed to offset these losses. The Partnership recorded a loss of $2,146,681 or $423.24 per unit. In May 2002, trading was most profitable in foreign currencies. The losses in energy did not offset these gains. The Partnership recorded a gain of $2,038,068 or $358.07 per unit. For the same month in May 2001, the Partnership was most profitable in foreign currencies. The Partnership recorded a gain of $1,038,798 or $204.94 per unit. In June 2002, trading was profitable in all market sectors except for metals. Foreign currencies and financials produced most of the gains. The Partnership recorded a gain of $7,825,383 or $1,395.60. For the same month in June 2001, trading was unprofitable in foreign currencies and financials. The Partnership recorded a loss of $3,047,874 or $593.61 per unit.

For the six months ended June 30, 2002, the Partnership had expenses comprised of $717,503 in incentive fees, $417,272 in brokerage commissions (including clearing and exchange fees), $254,207 in management fees and $79,704 in administrative expenses. For the same six months in 2001, the Partnership had expenses comprised of $498,003 in incentive fees, $469,391 in brokerage commissions (including clearing and exchange fees), $270,935 in management fees and $111,612 in administrative expenses. Brokerage commissions and management fees vary primarily as a result of changes in assets under management. Management fees decreased during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 as the average assets under management decreased in the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. The Partnership incurred incentive fee expense for both the periods as trading losses from prior quarters were recouped. Incentive fees are based upon quarterly profits and are paid to the Commodity Trading Advisor. Administrative fees consist primary of legal and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended. The Partnership became subject to such reporting requirements in April 1998.

As a result of the above, the Partnership recorded a profit of $6,505,156 or $1,169.08 per unit for the six months ended June 30, 2002, as compared to a loss of $2,661,748 or $532.60 per unit for the same period in 2001.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership's primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on the basis of mark-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized. The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of June 30, 2002, by market sector:

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

Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of June 30, 2002, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used June 30, 2002 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

The prices of the Partnership's interest rate positions resulting from a 10% change in interest rates.

The U.S. dollar equivalent balances of the Partnership's currency exposures due to a 10% shift in currency exchange rates.

The market value of the Partnership's commodity instruments due to a 10% change in the price of the instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of June 30, 2002.

The potential loss in earnings for each market risk exposure as of June 30, 2002 was approximately:

Trading portfolio:

Commodity price risk               $  522,358.78

Interest rate risk                 $  627,706.41

Currency exchange rate risk        $1,148,780.68


Item 4. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

There currently is no established public trading market for the Limited Partnership Units. As of June 30, 2002, approximately 5,607.1995 Partnership Units were held by 281 Limited Partners and the General Partner.

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

From January 1, 2002 through June 30, 2002, a total of 168.2216
Partnership Units were redeemed for the aggregate net redemption amount of $868,039. Details of the net subscriptions and redemptions of these Partnership Units are as follows:

Date of subscriptions/                Net amount of
    redemptions                  subscriptions/redemptions
    -----------                  -------------------------
    January 2002                      $  (238,712)
    February 2002                     $   247,721
    March 2002                        $  (470,588)
    April 2002                        $   293,877
    May 2002                          $  (184,326)
    June 2002                         $  (516,011)

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

99.1    Certification pursuant to Section 906 of the Sarbanes-Oxley Act

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE WILLOWBRIDGE FUND L.P.


Date: July 19, 2002                    By:  Ruvane Investment Corporation
                                              Its General Partner

                                       By:  /s/ Robert L. Lerner
                                            --------------------------------
                                            Robert L. Lerner
                                            President