Form 10-Q
period 2002-09-30
WILLOWBRIDGE FUND LP
filed 2002-11-15
CIK 794775

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarterly Period Ended September 30, 2002
                                            ------------------


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

          Interim Condensed Statements of Financial Condition
          as of September 30, 2002 (Unaudited) and December 31, 2001..........3

          Unaudited Interim Condensed Statements of Income (Loss) for
          the Three Months Ended September 30, 2002 and 2001
          and for the Nine Months Ended September 30, 2002 and 2001...........4

          Unaudited Interim Condensed Statement of Changes in Partners'
          Capital for the Nine Months Ended September 30, 2002................5

          Notes to Unaudited Interim Condensed Financial
          Statements..........................................................6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........13

Item 4.   Market Price of and Dividends on the Registrant's Common
          Equity and Related Stockholder Matters.............................14


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..................................................15

Item 2.   Changes in Securities and Use of Proceeds..........................15

Item 3.   Defaults Upon Senior Securities....................................15

Item 4.   Submission of Matters to a Vote of Security Holders................15

Item 5.   Other Information..................................................15

Item 6.   Exhibits and Reports on Form 8-K...................................15



PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

THE WILLOWBRIDGE FUND L.P.


INTERIM CONDENSED STATEMENTS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 2002 (Unaudited) AND DECEMBER 31, 2001

---------------------------------------------------------------------------------------
                                                       September 30,       December 31,
                                                           2002                2001
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
  Due from broker                                      $27,085,549         $19,307,320
  Net unrealized appreciation on open positions          3,122,046           3,470,476
                                                       -----------         ------------
                                                        30,207,595          22,777,796
CASH IN BANK                                             2,071,078           3,332,403
PREPAID EXPENSES                                            64,362                  -
ACCOUNTS RECEIVABLE                                         58,860                  -
INTEREST RECEIVABLE                                         10,101              11,372
                                                       -----------         ------------
TOTAL ASSETS                                           $32,411,996         $26,121,571
                                                       ===========         ============
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Accrued Incentive Fees                              $ 1,421,058         $        -
   Redemptions Payable                                     435,610             183,099
   Accrued Management Fees                                  80,586              66,073
   Prepaid Subscriptions                                    26,786              61,887
   Sales Commissions                                         7,190                 240
   Accounts Payable                                             -               15,628
   Other Accrued Expenses                                   21,280              50,000
                                                       ------------        ------------
                                                         1,992,510             376,927
PARTNERS' CAPITAL:
   Limited partners (4,588.7029 and 5,596.2849
      fully redeemable units at September
      30, 2002 and December 31, 2001, respectively)     29,651,342          24,946,122
   General partner (118.8740 and 179.1362 fully
      redeemable units at September 30,
      2002 and December 31, 2001, respectively)            768,144             798,522
                                                       -----------         ------------
                                                        30,419,486          25,744,644
TOTAL LIABILITIES AND PARTNERS' CAPITAL                -----------         ------------
                                                       $32,411,996         $26,121,571
                                                       ===========         ============
NET ASSET VALUE PER UNIT
(Based on 4,707.5769 and 5,775.4211 units
   outstanding at September 30, 2002 and
   December 31, 2001, respectively)                    $   6,461.81         $  4,457.63
                                                       ============         ===========

See Notes to Unaudited Interim Condensed Financial Statements





THE WILLOWBRIDGE FUND L.P.

UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME (LOSS)
--------------------------------------------------------------------------------------------------------------------------------

                                                           For the three      For the three     For the nine     For the nine
                                                            months ended      months ended      months ended     months ended
                                                           September 30,      September 30,    September 30,     September 30,
                                                                2002              2001              2002             2001

INCOME:
   Gains (Losses) on trading of commodity
     futures, forwards and options:
     Realized gains (losses) on closed positions               $13,289,203      $(3,008,696)      $14,345,598       $ 1,371,499
     Net change in unrealized gains/losses on open
     positions                                                  (7,253,789)       2,859,312          (348,430)       (3,499,778)
                                                               -----------      -----------       -----------      ------------
   Total trading profits (losses)                                6,035,414         (149,384)       13,997,168        (2,128,279)
   Interest income                                                 126,229          178,942           306,626           846,030
                                                               -----------      -----------       -----------      ------------
                  Total income (loss)                            6,161,643          29,558         14,303,794        (1,282,249)
EXPENSES:                                                      -----------      -----------       -----------      ------------
   Incentive fees                                                1,421,057             -            2,138,560           498,003
   Brokerage commissions                                           288,128          217,423           705,400           686,814
   Management fees                                                 144,502          131,118           398,709           402,053
   Administrative expenses                                          44,796           57,146           124,500           168,758
                                                               -----------      -----------       -----------      ------------
                  Total expenses                                 1,898,483          405,687         3,367,169         1,755,628
                                                               -----------      -----------       -----------      ------------
NET INCOME (LOSS)                                              $ 4,263,160      $  (376,129)      $10,936,625      $ (3,037,877)
                                                               ===========      ===========       ===========      ============
NET INCOME (LOSS):
   Limited partners                                            $ 4,164,059      $  (362,361)      $10,669,215      $ (2,924,749)
                                                               ===========      ===========       ===========      ============
   General partner                                             $    99,101      $   (13,768)      $   267,410      $   (113,128)
                                                               ===========      ===========       ===========      ============
NET INCOME (LOSS) PER UNIT                                     $    835.10      $    (65.11)      $  2,004.18      $    (525.89)
                                                               ===========      ============      ===========      ============

See Notes to Unaudited Interim Condensed Financial Statements






THE WILLOWBRIDGE FUND L.P.

UNAUDITED INTERIM CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
-------------------------------------------------------------------------------------------------------------------------------


                                                                                                                   Total
                                                  General Partner                 Limited Partners                 Partners'
                                               Units         Amount            Units            Amount             Capital
                                           ----------------------------     ------------------------------     ----------------

PARTNERS' CAPITAL, DECEMBER 31, 2001         179.1362      $  798,522         5,596.2849    $  24,946,122       $  25,744,644

  Additions                                    3.8171          17,246           354.2897        1,576,798           1,594,044

  Redemptions                                (64.0793)       (315,034)       (1,361.8717)      (7,540,793)         (7,855,827)

  Net income                                      -           267,410                -         10,669,215          10,936,625
                                           ----------      ----------         ----------    -------------       --------------
PARTNERS' CAPITAL, SEPTEMBER 30, 2002        118.8740      $  768,144         4,588.7029    $  29,651,342       $  30,419,486
                                           ==========      ==========         ==========    =============       ==============

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

Prepaid expenses - Prepaid expenses represents the fiscal year 2002 management fee paid by the Partnership to the General Partner in January 2002. This amount is being amortized (straight-line) by the Partnership over the twelve-month period ending December 31, 2002. As of September 30, 2002, approximately $193,085 had been amortized by the Partnership.

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

Recently Issued Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. SFAS No. 133 is further amended by SFAS No. 138, which clarifies issues surrounding interest rate risk, foreign currency denominated items, normal purchases and sales and net hedging. This Statement supercedes SFAS No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" and SFAS No. 105 "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" and amends certain disclosure requirements of SFAS No. 107 "Disclosure About Fair Value of Financial Instruments". The adoption of SFAS No. 133, as amended, as of January 1, 2001, did not have a significant effect on the financial statements.

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

4.      FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the nine months ended September 30, 2002 and the year ended December 31, 2001.

                                                      2002             2001

Per Share Operating Performance

Net Asset Value.  Beginning of the period         $  4,457.63     $   5,061.73
                                                  ------------    -------------
Gain from investment operations

        Net investment loss (1)                       (560.86)         (231.59)

        Net realized and change in unrealized
        gain/loss on investments                     2,565.04          (372.51)
                                                  ------------    -------------

        Total from investment operations             2,004.18          (604.10)
                                                  ------------    -------------
Net Asset Value. End of the period                $  6,461.81     $   4,457.63
                                                  ============    =============

Total Return (2)                                        44.96%         - 11.93%
                                                  ============    =============
Ratios/Supplemental Data

        Ratio of expenses to average net assets       - 12.84%         - 8.26%

        Ratio of net investment loss (1) to           - 11.67%         - 4.52%
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

Results of Operations

Comparison of Three Months Ended September 30, 2002 and 2001

For the quarter ended September 30, 2002, the Partnership had net trading profits comprised of $13,289,203 in realized gains on closed positions, $(7,253,789) in net change in unrealized gains/losses on open positions and $126,229 in interest income. For the same quarter in 2001, the Partnership had net trading gains comprised of $3,008,696 in realized losses on closed positions, $2,859,312 in net change in unrealized gains/losses on open positions and $178,942 in interest income.

In July 2002, trading was most profitable in financials. The losses in foreign currencies failed to offset these gains. The Partnership recorded a loss of $1,430,858 or $286.89 per unit. In August 2002, trading was most profitable in financials. The losses in foreign currencies did not offset these gains. The Partnership recorded a gain of $1,294,641 or $272.28 per unit. In September 2002, trading was profitable in financials. The losses in foreign currencies did not offset these gains. The Partnership recorded a gain of $1,537,661 or $326.64.

In July 2001, trading was unprofitable in foreign currencies, tropicals and energy. The Partnership recorded loss of $1,552,179 or $294.36 per unit during July 2001. In August 2001, trading was profitable in financials and foreign currencies. The Partnership recorded a gain of $1,609,783 or $289.42 per unit during August 2001. In September 2001, trading was unprofitable in energy and foreign currencies. The Partnership recorded a loss of $395,180 or $68.41 Per unit during September 2001.

For the quarter ended September 30, 2002, the Partnership had expenses comprised of $1,421,057 in incentive fees, $288,128 in brokerage commissions (including clearing and exchange fees), $144,502 in management fees and $44,796 in administrative expenses. For the same quarter in 2001, the Partnership had expenses comprised of $217,423 in brokerage commissions (including clearing and exchange fees), $131,118 in management fees and $57,146 in administrative expenses. Incentive fees are based upon quarterly profits. As the quarterly profits increased during the quarter ended September 2002, the trading losses from prior quarters were recouped and incentive fees were earned by the Commodity Trading Advisor. The incentive fees were not generated for the quarter ended September 2001 as trading losses from prior quarters were not recouped. Brokerage commissions and management fees vary primarily as a result of changes in assets under management. As the assets under management increased in the quarter ended September 30, 2002, as compared to quarter ended September 30, 2001, brokerage commissions and management fees also increased for the three months period. Administrative fees consist primary of legal and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a profit of $4,263,160 or $835.10 per unit for the quarter compared to a loss of $376,129 or $65.11 per unit for the same quarter in 2001.

At September 30, 2002, the net asset value of the Partnership was $30,419,486 compared to its net asset value of $25,744,644 at December 31, 2001. The net asset value per unit at September 30, 2002 was $6,461.81 compared to $4,457.63 at December 31, 2001.

During the quarter, the Partnership had no credit exposure to a counterparty that is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

Comparison of Nine Months Ended September 30, 2002 and 2001

For the nine months ended September 30, 2002, the Partnership had trading profits comprised of $14,345,598 in net realized gains on closed positions, $(348,430) in net change in unrealized gains/losses on open positions and $306,626 in interest income. For the same nine month period in 2001, the Partnership had trading profits comprised of $1,371,499 in realized gains on closed positions, ($3,499,778) in net change in unrealized gains/losses on open positions and $846,030 in interest income.

During the nine months ended September 30, 2002, most of the gains incurred by the Partnership were generated from financials and foreign currencies.

In January 2002, trading was unprofitable for tropicals and financials. The Partnership recorded a loss of $19,891 or $3.48 per unit. For the same month in 2001, trading was profitable in financials and foreign currencies. The Partnership recorded a gain of $513,388 or $94.99 per unit. In February 2002, the Partnership was unprofitable in all the market sectors. The Partnership recorded a loss of $5,332,606 or $923.53 per unit. For the same month in 2001, the Partnership was unprofitable in metals, financials and foreign currencies. The Partnership recorded a loss of $406,588 or $76.93 per unit. In March 2002, energy and financials produced most of the gains. The Partnership recorded a gain of $3,702,128 or $653.84 per unit. For the same month in 2001, foreign currencies produced most of the trading gains, in addition to the gains in agriculture and energy. The Partnership recorded a gain of $1,387,209 or $275.68 per unit. In April 2002, trading was most unprofitable in financials and tropicals. The gains in foreign currencies failed to offset these losses. The Partnership recorded a loss of $1,510,092 or $263.55 per unit. For the same month in 2001, trading was most unprofitable in tropicals and foreign currencies. The gains in energy and financials failed to offset these losses. The Partnership recorded a loss of $2,146,681 or $423.24 per unit. In May 2002, trading was most profitable in foreign currencies. The losses in energy did not offset these gains. The Partnership recorded a gain of $2,038,068 or $358.07 per unit. For the same month in 2001, the Partnership was most profitable in foreign currencies. The Partnership recorded a gain of $1,038,798 or $204.94 per unit. In June 2002, trading was profitable in all market sectors except for metals. Foreign currencies and financials produced most of the gains. The Partnership recorded a gain of $7,825,383 or $1,395.60. For the same month in 2001, trading was unprofitable in foreign currencies and financials. The Partnership recorded a loss of $3,047,874 or $593.61 per unit. In July 2002, trading was most profitable in financials. The losses in foreign currencies failed to offset these gains. The Partnership recorded a loss of $1,430,858 or $286.89 per unit. For the same month in 2001, trading was unprofitable in foreign currencies, tropicals and energy. The Partnership recorded loss of $1,552,179 or $294.36 per unit. In August 2002, trading was most profitable in financials. The losses in foreign currencies did not offset these gains. The Partnership recorded a gain of $1,294,641 or $272.28 per unit. For the same month in 2001, trading was profitable in financials and foreign currencies. The Partnership recorded a gain of $1,609,783 or $289.42 per unit. In September 2002, trading was profitable in financials. The losses in foreign currencies did not offset these gains. The Partnership recorded a gain of $1,537,661 or $326.64. For the same month in 2001, trading was unprofitable in energy and foreign currencies. The Partnership recorded a loss of $395,180 or $68.41 Per unit.

For the nine months ended September 30, 2002, the Partnership had expenses comprised of $2,138,560 in incentive fees, $705,400 in brokerage commissions (including clearing and exchange fees), $398,709 in management fees and $124,500 in administrative expenses. For the same nine months in 2001, the Partnership had expenses comprised of $686,814 in brokerage commissions (including clearing and exchange fees), $402,053 in management fees, $498,003 in incentive fees and $168,758 in administrative expenses. Brokerage commissions and management fees vary primarily as a result of changes in net assets under management and quarterly profits. Although quarterly profits increased during the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, there were no significant changes in the average net assets under management. Brokerage commissions increased as a result of an increase in average net assets under management during the nine months ended September 30, 2002 as compared to nine months ended September 30, 2001. The decrease in management fees, in light of increased quarterly profits, is caused primarily by the decrease in the general partner's management fee which is based upon opening net assets for the year. The Partnership had incentive fee expense for both the periods as trading losses from prior quarters were recouped. Incentive fees are generated by quarterly profits. Administrative fees consist primary of legal and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a profit of $10,936,625 or $2,004.18 per unit for the nine months ended September 30, 2002, as compared to a loss of $3,037,877 or $525.89 per unit for the same period in 2001.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership's primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on the basis of mark-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized. The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of September 30, 2002, by market sector:

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

Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of September 30, 2002, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used September 30, 2002 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

The prices of the Partnership's interest rate positions resulting from a 10% change in interest rates.

The U.S. dollar equivalent balances of the Partnership's currency exposures due to a 10% shift in currency exchange rates.

The market value of the Partnership's commodity instruments due to a 10% change in the price of the instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of September 30, 2002.

The potential loss in earnings for each market risk exposure as of September 30, 2002 was approximately:

Trading portfolio:

Commodity price risk               $  280,500

Interest rate risk                 $  345,000

Currency exchange rate risk        $  183,000


Item 4. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

There currently is no established public trading market for the Limited Partnership Units. As of September 30, 2002, approximately 4,707.5769 Partnership Units were held by 271 Limited Partners and the General Partner.

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

From January 1, 2002 through September 30, 2002, a total of 1,067.8442 Partnership Units were redeemed for the aggregate net redemption amount of $6,261,783. Details of the net subscriptions and redemptions of these Partnership Units are as follows:

Date of subscriptions/                Net amount of
    redemptions                  subscriptions/redemptions
    -----------                  -------------------------
    January 2002                      $    (238,712)
    February 2002                     $     247,721
    March 2002                        $    (470,588)
    April 2002                        $     293,877
    May 2002                          $    (184,326)
    June 2002                         $    (516,011)
    July 2002                         $  (3,653,792)
    August 2002                       $  (1,428,466)
    September 2002                    $    (311,486)

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

                                       THE WILLOWBRIDGE FUND L.P.


Date: November 14, 2002                By:  Ruvane Investment Corporation
                                              Its General Partner

                                       By:  /s/ Robert L. Lerner
                                            --------------------------------
                                            Robert L. Lerner
                                            President

                           THE WILLOWBRIDGE FUND, L.P.


                         CERTIFICATION PURSUANT TO
                               SECTION 302 OF
                       THE SARBANES-OXLEY ACT OF 2002


I, Robert Lerner certify that:

1) I have reviewed this quarterly report on Form 10-Q of The Willowbridge Fund, L.P.

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date     November 14, 2002



/s/ Robert L. Lerner
-------------------------------------------------
President of Ruvane Investment Corporation,
the general partner of The Willowbridge Fund, L.P.