Form 10-K
period 2002-12-31
WILLOWBRIDGE FUND LP
filed 2003-03-28
CIK 794775

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-K

(Mark One)
 |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended December 31, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |x|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes | | No|x|.

     As of March 19, 2003 the aggregate market value of the limited partnership interests of the registrant held by non-affiliates of the registrant was approximately $28,021,591.

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

         Ruvane Investment Corporation, a Delaware corporation (the
"General Partner"), is the general partner of the Partnership. The Partnership and the General Partner maintain their principal business office at 4 Benedek Road, Princeton, New Jersey 08540. The telephone number for the Partnership and the General Partner is (609) 921-0717, the facsimile number is (609) 921-0577, and their e-mail address is info@willowbridgefund.com. The General Partner has been registered with the Commodity Futures Trading Commission ("CFTC") pursuant to the Commodity Exchange Act, as amended (the "CEA"), as a Commodity Pool Operator ("CPO") since August 8, 1995, as a Commodity Trading Advisor ("CTA") since January 12, 1990 and as an introducing broker since May 8, 1995, and is a member of the National Futures Association ("NFA") in such capacities. See " -- The General Partner."

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

         The General Partner is responsible for the allocation of the Partnership's capital among various investment programs. The Partnership's capital currently is allocated to the Primary Investment Program of the Advisor. See " -- Trading Programs." The General Partner, in the future, may allocate the Partnership's assets to other trading programs. In addition, the General Partner may introduce the Partnership's trades to the Partnership's commodity brokers. Under the terms of the Amended and Restated Limited Partnership Agreement of the Partnership (the "Partnership Agreement"), the General Partner will maintain its capital contributions to the Partnership in an amount equal to 1% of the aggregate capital raised by the Partnership from time to time. As of December 31, 2002, the General Partner owned approximately $752,192 of general partnership interests in the Partnership. The General Partner is a Delaware Corporation organized in January 1990. The principal of the General Partner is Robert L. Lerner. See "Directors and Executive Officers."

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

The Advisor

         The General Partner has selected Willowbridge Associates Inc. as the Partnership's trading advisor. The Advisor is a global trading advisor, managing over U.S. $677.8 million in client capital (U.S. $378.5 million of actual funds and U.S. $299.3 million of notional funds, or funds that clients have instructed the Advisor to trade but not deposit into their brokerage accounts) as of December 31, 2002 in futures, foreign exchange, interest rates and related markets for international banks, brokerage firms, pension funds, institutions and high net worth individuals. The Advisor was organized as a Delaware corporation in January 1988 and trades on a 24-hour basis in over 70 markets worldwide. The primary activity of Willowbridge is to buy, sell (including short sales), make a spread or otherwise trade in Commodity Interests. The Advisor may, to a limited extent, also trade in other instruments. The trading principals of the Advisor are Philip L. Yang and Michael Y. Gan.
See "Directors and Executive Officers."

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

         Vulcan determines, on a daily basis, whether to be long, short or flat each of the various commodities in its portfolio. The Vulcan portfolio traded for the Primary Investment Program includes:

Domestic Financial
Instruments:               U.S. Treasury Bonds, Treasury Notes,
                           Eurodollars

Foreign Financial
Instruments:               Japanese Bonds, Euro-Swiss, German Bunds, Gilts,
                           Short Sterling, Australian Treasury Bills,
                           Australian Treasury Bonds, Euro-Yen, Euribor,
                           Bobls, Shatz

Currencies:                British Pound, Canadian Dollar, Swiss Franc,
                           Japanese Yen, Australian Dollar, EuroFX,
                           EuroYen, Euro Pound

         The above list is provided only as an indication of markets traded since the Advisor removes and adds contracts to the list from time to time.

         It is intended that approximately 15% to 40% of the assets under management pursuant to the Vulcan System normally will be committed as margin for Commodity Interest trading, but from time to time, the percentage of assets committed may be substantially more or less. Positions are generally held from 10 to 15 trading days. The largest monthly draw-down experienced by Willowbridge in using Vulcan was 33.41% and occurred in February 2002. The greatest peak-to- valley draw-down was 53.45% and occurred in the period between January 2001 to February 2002.

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

Grains:                    Corn, Wheat, Soybeans, Soybean Meal, Soybean Oil,
                           Oats, Rough Rice

Precious Metals:           Gold, Silver, Platinum

Domestic Financial
Instruments:               Treasury Bonds, Treasury Notes, Eurodollars

Foreign Financial
Instruments:               EuroYen, Japanese Bonds, Australian T-Bills,
                           Australian T-Bonds, Short-Sterling, Gilts, Euribor,
                           Euro-Swiss, Bunds, Bobls, Shatz

Currencies:                Pound Sterling, Canadian Dollar, Swiss Franc,
                           Japanese Yen, Australian Dollar, EuroFX, EuroYen,
                           Euro Pound

General: Crude Oil, Heating Oil, Unleaded Gasoline, Natural Gas, Copper, Sugar, Coffee, Cocoa, Cotton, Live Cattle, Live Hogs, Pork Bellies

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

Grains:               Corn, Wheat, Soybeans, Soybean Meal, Soybean Oil

Precious Metals:      Gold, Silver

General: Crude Oil, Heating Oil, Unleaded Gasoline, Natural Gas, Copper, Sugar, Coffee, Cocoa, Cotton, Live Cattle, Live Hogs, Pork Bellies

         The above list is provided only as an indication of markets traded since the Advisor removes and adds contracts to the list from time to time.

         It is intended that approximately 15% to 40% of the assets under management pursuant to Siren will be normally committed as margin for Commodity Interest trading, but from time to time, the percentage of assets committed may be substantially more or less. The largest monthly draw- down experienced by Willowbridge in using Siren was 15.15% and occurred in September 2000. The greatest peak-to-valley draw-down was 35.30% and occurred in the period between February 2000 to November 2001.

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

The Commodity Brokers

         The Partnership executes and clears trades in futures and commodity options through Man Financial, Inc. ("Man") and ADM Investor Services, Inc. ("ADM"), unaffiliated brokers selected by the General Partner. The General Partner may retain additional or substitute clearing brokers in the future. Man and ADM are registered under the CEA as futures commission merchants and are members of the NFA in such capacities. Man and ADM act only as clearing brokers for the Partnership and as such are paid commissions for executing and clearing trades on behalf of the Partnership. Neither Man nor ADM act in any supervisory capacity with respect to the General Partner or participate in the management of the General Partner or the Partnership.

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

         The clearing brokers must comply with the settlement procedures established by the clearinghouse of each exchange where the clearing broker is a clearing member. The rules of exchange vary, but at a minimum the exchange guarantees performance on every contract to each of its clearing members. Thus, once a trade between two clearing members is matched by the exchange, the rights and obligations under the futures or options contract do not run between the original buyer and seller, but between the clearing member and the seller of the contract, and between the clearing member and the buyer. The clearinghouse sets a settlement price for settling all accounts between clearing members for each contract month. Unliquidated positions on outstanding contracts are marked to market at least once a day via midday and/or morning calls to determine any additional margin requirements. In general, a clearinghouse is backed by the membership and will act in the event of non-performance by one of its members or one of the member's customers, the intent of which is to significantly reduce credit risk. If a clearing broker is not a member of an exchange clearinghouse, it will comply with the settlement procedures established with the actual carrying brokers and will operate through them. Settlement of calls on such contracts may take an extra day on U.S. exchanges or two extra days on non-U.S. exchanges. Additional margin requirements are wire-transferred by the clearing brokers to the appropriate clearinghouse. During the years ended December 31, 2002 and 2001, the Partnership had no material credit risk exposure to a counterparty that is a foreign commodities exchange.

Fees and Expenses

The General Partner

          Upon admission to the Partnership, each new subscriber for interests in the Partnership will pay 1% of his subscription amount to the General Partner as an administrative charge. Existing Limited Partners who subscribe for additional interests in the Partnership will pay to the General Partner 1% of the amount of the additional subscription as an administrative charge. The Partnership also pays the General Partner a yearly management fee in an amount equal to 1% of the net asset value of the Partnership as of the first business day of each year before deducting (i) accrued ordinary legal, accounting and auditing fees and (ii) any incentive fees payable to the Advisor. In addition, the Partnership paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.29% of the net asset value of the Partnership as of the beginning of each month (a 3.5% annual rate) for the period, January 1, 2002 to July 31, 2002. Beginning August 1, 2002, the Partnership paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of the Partnership as of the beginning of each month (a 4.0% annual rate). The General Partner will pay from this amount all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership's trading, but other execution costs, including give-up charges (charges paid to a party for executing trades that will be cleared by a third party) and service fees assessed by certain forward dealing desks, will be paid by the Partnership. The General Partner will pay from its own funds any futures brokerage commission and fees (except for certain execution costs as noted above) incurred by the Partnership in excess of the flat monthly rate it receives from the Partnership. The flat-rate brokerage commission to the General Partner is calculated after reduction for any brokerage commissions due at the end of the immediately preceding month, any redemptions or distributions as of such immediately preceding month-end and any accrued incentive fees as of such immediately preceding month-end, and after including the interest credits for such immediately preceding month-end and any additions as of the beginning of the month for which the flat-rate brokerage commission is being calculated. Lastly, in the event the flat-rate monthly brokerage commission payable by the Partnership to the General Partner at any time exceeds the actual brokerage commissions and related fees to which such flat-rate brokerage commission is applied, the General Partner will pay a portion of such excess to Limited Partners who became Limited Partners prior to September 1995, the date as of which the Partnership ceased to be a proprietary pool under CFTC Rules, which portion paid to any such Limited Partner shall not exceed such Limited Partner's pro rata share of the actual brokerage commissions and related fees paid by the Partnership. The General Partner may also pay a portion of such excess to properly registered selling agents as compensation for their ongoing services to the Partnership, which portion paid to any one selling agent is not expected to exceed 1% per annum of the net asset value of the limited partnership interests sold by such selling agent.

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

Commodity Brokers

         The General Partner currently pays commission rates of approximately $11 for each initial purchase (or sale) and offsetting sale (or purchase) of a commodity futures contract with respect to the Partnership's trading (including NFA assessments and exchange fees), which rates in the future may be higher or lower. The General Partner believes that this brokerage rate is generally competitive with those charged by other commodity brokers; however, other commodity brokerage firms might offer lower rates to an account similar to that of the Partnership. Commissions are charged to the Partnership based on a percentage of the net asset value at the beginning of each month. The commission rate charged was
3.5 percent annually of the net asset value of the Partnership for the period, January 1, 2002 to July 31, 2002. Beginning August 1, 2002, the Partnership is charged 4.0 percent annually of the net asset value of the Partnership.

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

Break-Even Analysis

         As discussed above, the Partnership is obligated to pay trading and operational expenses and pay incentive fees, if any, which could materially affect the net results of an investment in the Partnership by reducing net profits or increasing net losses. The following table shows that the Partnership would have to make a 6.07% (10.07% if maximum 4% selling commission is charged) return on its investments or $1,517 ($2,517 if maximum 4% selling commission is charged) of trading income per $25,000 investment in the Partnership) in the first year in order for a limited partner to break even under the assumptions set forth in the accompanying notes. See "Charges to the Partnership" for a description of the fees and expenses charged to the Partnership. THE BREAK- EVEN ANALYSIS BELOW DOES NOT CONSTITUTE A REPRESENTATION BY THE PARTNERSHIP OR THE GENERAL PARTNER AS TO THE ACTUAL OPERATING EXPENSES OF THE PARTNERSHIP. FURTHERMORE, THERE CAN BE NO ASSURANCE THAT THE EXPENSES TO BE INCURRED BY THE PARTNERSHIP WILL NOT EXCEED THE AMOUNTS AS PROJECTED OR THAT THERE WILL BE NO OTHER EXPENSES.



                            Break-Even Analysis

===============================================================================
Subscription Amount (1)                                              $25,000
Administrative Charge (2)                                                250
General Partner's Management Fee (3)                                     250
Partnership's Ordinary Operating Expenses (4)                            141
Trading Advisor's Management Fee (5)                                     250
Trading Advisor's Incentive Fee on Trading Profits (6)                     0
Brokerage Commissions (7)                                              1,000
Less Interest Income (8)                                                (374)

Amount of Trading Income Required per Minimum
        Subscription Amount for the Partnership's net
        asset value at the end of one year to equal the
        Minimum Subscription Amount                                   $1,517

Percentage of Minimum Subscription Amount                               6.07%

        Amount of Trading Income Required per Minimum Subscription
        Amount for the Partnership's net asset value at the
        end of one year to equal the Minimum Subscription
        Amount if 4% maximum selling commission is charged (9)        $2,517

Percentage of Minimum Subscription Amount
including 4% maximum selling commission (9)                            10.07%
===============================================================================

NOTES:
(1) The minimum purchase is ordinarily $25,000 of interests ($10,000 for benefit plan investors).
(2) Investors pay a one-time administrative fee of 1% of their capital contributions.
(3) Investors pay the General Partner an annual management fee of 1% of net assets.

(4) The Partnership's actual accounting, auditing, legal and other operating expenses will be borne by the Partnership. These expenses are expected to amount to approximately 0.56% of the Partnership's net asset value.
(5) Investors pay the Advisor a quarterly management fee of .25% of month-end net assets (1% per year).
(6) The Advisor will receive a quarterly incentive fee of 25% of New Profits (as defined on page 12). There will be no incentive fee at the break-even level, in as much as $1,517 in trading income, plus $374 in interest income, minus all of the fees and expenses shown above (totaling $1,891) results in $0 in New Profits.
(7)   Brokerage commissions are calculated at 4.0% of net asset value.
(8) The Partnership will earn interest on margin deposits with its clearing brokers. Based on current interest rates, interest income is estimated at 1.49% of net assets.
(9) Investors who subscribe through a selling agent may be charged a sales commission of up to 4% of the subscription amount, payable to the selling agent. The amount of the sales commission shall be determined between the investor and the selling agent.

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

Operating History of the Partnership

      The Partnership commenced trading in April 1991. The Partnership has realized a net gain through September 2002 and no assurance can be made as to the future performance of the Partnership. In addition, the Partnership's profitability has varied significantly from period to period. The results for any one period are not necessarily indicative of results for any other period.

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

                                         PART II

ITEM 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

         There currently is no established public trading market for the Limited Partnership Units. As of December 31, 2002, approximately 4,458 Partnership Units were held by 272 Limited Partners and the General Partner.

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

         From January 1, 2002 through December 31, 2002, a total of 1,317.53 Partnership Units were redeemed for the aggregate net redemption amount of $7,809,289. Details of the net subscriptions and redemptions of these Partnership Units are as follows:

Date of                                  Net amount of
Subscriptions/Redemptions                Subscriptions/Redemptions
-------------------------                -------------------------
January 2002                                 ($238,712)
-------------                            --------------
February 2002                                 $247,721
-------------                            --------------
March 2002                                   ($470,588)
-----------                              --------------
April 2002                                    $293,877
-----------                              --------------
May 2002                                     ($184,326)
-----------                              --------------
June 2002                                    ($516,011)
-----------                              --------------
July 2002                                  ($3,653,792)
-----------                              --------------
August 2002                                ($1,428,466)
------------                             --------------
September 2002                               ($311,486)
---------------                          --------------
October 2002                                 ($522,322)
-------------                            --------------
November 2002                                   $9,995
--------------                           --------------
December 2002                              ($1,035,179)
-------------                            --------------


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

Item 6.  Financial Information

Selected Financial Data

         Set forth below is certain selected historical financial data for the Partnership as of and for the five years ended December 31, 2002. The selected historical financial data as of and for the five years ended December 31, 2002, was derived from the financial statements of the Partnership, which were audited by Deloitte & Touche LLP.


                                                             SELECTED FINANCIAL DATA
                                                      (in thousands, except amounts per Unit)

                                                                 Year Ended December 31,
                                             ------------------------------------------------------------
                                             2002          2001          2000          1999          1998
                                             ----          ----          ----          ----          ----
Operations Data:
Realized Gains (Losses) on Closed         $ 14,069      $  2,670      $   (789)     $    267      $  5,298
Positions
  Change in Unrealized
  Losses/Gains on Open Positions, Net         (449)       (4,533)        7,145           661          (724)

Interest Income                                398           960         1,296         1,123           818

Incentive Fees                               2,139           498           781           806            85

Brokerage Commissions (including
Clearing and Exchange Fees)                    993           918           847           935           651

Management Fees                                535           537           507           484           372

Administrative Expenses                        169           165           227           134           295
                                          ---------     ---------     ---------     ---------     ---------
Net (Loss)Income                          $ 10,182      $ (3,021)     $  5,290      $   (309)     $  3,989
                                          =========     =========     =========     =========     =========
Net Change in Net Asset Value Per Unit
of Partnership Interest (for a Unit
Outstanding Throughout Each Year)         $  1,850      $   (604)     $    973      $     37      $    645
                                          =========     =========     =========     =========     =========

Financial Condition Data:

Limited Partners' Capital                 $ 27,366      $ 24,946      $ 26,701      $ 24,440      $ 21,766

General Partner's Capital                      752           799         1,002         1,447         1,073
                                          ---------     ---------     ---------     ---------     ---------
Partners' Capital (Net Asset Value)       $ 28,118      $ 25,745      $ 27,703      $ 25,887      $ 22,839
                                          =========     =========     =========     =========     =========

Total Assets                              $ 29,519      $ 26,122      $ 31,158      $ 26,302      $ 23,459

Net Asset Value per Unit                  $  6,307      $  4,458      $  5,062      $  4,089      $  4,126

Partnership Units Outstanding At
End of Period                                4,458         5,775         5,473         6,332         5,536



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

              As of December 31, 2002, the assets of the Partnership were allocated for trading in Commodity Interests entirely to the Advisor's Primary Program. The Primary Program consists of the Argo, Vulcan and Siren computer-based, quantitative trading systems.

              The Partnership paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.29% of the net asset value of the Partnership as of the beginning of each month (a 3.5% annual rate) for the period, January 1, 2002 to July 31, 2002. Beginning August 1, 2002, the Partnership paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of the Partnership as of the beginning of each month (a 4.0% annual rate). The General Partner pays from this amount all commission charges and fees with respect to the Partner's trading in Commodity Interests. The flat-rate monthly commission is common among programs such as the Partnership, although the General Partner believes the rate charged the Partnership is lower than that of similar programs. As of December 31, 2002, ADM Investor Services, Inc. and Man Financial, Inc. are the clearing brokers for the Partnership.

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Partnership's financial statements. The critical accounting estimates and related judgements underlying the Partnership's financial statements are summarized below. In applying these policies, management makes judgments that frequently require estimates about matters that are inherently uncertain. The Partnership's significant accounting policies are described in detail in Note 1 of the Notes to Financial Statements.

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

Results of Operations

Comparison of fiscal years ended December 31, 2002 and 2001

As of December 31, 2002, the net asset value of the Partnership was $28,117,747 compared to its net asset value of $25,744,644 at December 31, 2001. The Partnership's 2002 subscriptions and redemptions totaled $2,008,177 and $9,817,466 respectively, compared to $5,068,445 and
$4,005,571 respectively, in 2001.

For the year ended December 31, 2002, the Partnership had trading gains of $13,619,539 and $397,838 in interest income. For that same period, the Partnership had expenses comprised of $2,138,561 in incentive fees, $993,401 in brokerage commissions including clearing and exchange fees, $534,498 in management fees and $168,525 in administrative expenses. This resulted in the Partnership having a net income of $10,182,392 for 2002. The increase in trading gains/losses of $15,482,748 from December 31, 2001 to December 31, 2002 was primarily due to significant realized trading gains in foreign currencies and financials which were recognized during 2002.

No incentive fees were accrued during the fourth quarter of 2002 since the Partnership incurred trading losses during that period. The Partnership had significant trading profits during the second and the third quarters of 2002, which recouped and exceeded the trading losses in the first quarter of 2002. In the prior year, incentive fees were lower due to the trading losses for the last three quarter of 2001. The net asset value per Unit at December 31, 2002 increased 41.5% from $4,457.63 at December 31, 2001 to $6,307.41 at
December 31, 2002.

Interest income decreased to $397,838 in 2002 from $959,821 in 2001 primarily due to the lower interest rate environment in 2002. Brokerage commissions increased to $993,401 in 2002 from $917,728 in 2001. Brokerage commissions were charged based on monthly beginning net assets at a rate of 3.5 percent annually for the period January 1, 2002 to July 31, 2002. Beginning August 1, 2002, the Partnership paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of the Partnership as of the beginning of each month (a 4.0% annual rate). Management fees decreased marginally to $534,498 in 2002 from $537,384 in 2001. Management fees are charged as one percent of the net assets at the beginning of the year, therefore the decrease is due to the lower beginning net asset value in 2002.

Comparison of fiscal years ended December 31, 2001 and 2000

As of December 31, 2001, the net asset value of the Partnership was $25,744,644 compared to its net asset value of $27,703,333 at December 31, 2000. The Partnership's 2001 subscriptions and redemptions totaled $5,068,445 and $4,005,571 respectively, compared to $3,207,207 and
$5,681,032 respectively, in 2001.

For the year ended December 31, 2001, the Partnership had trading losses of $1,863,209 and $959,821 in interest income. For that same period, the Partnership had expenses comprised of $498,003 in incentive fees, $917,728 in brokerage commissions including clearing and exchange fees, $537,384 in management fees and $165,060 in administrative expenses. This resulted in the Partnership having a net loss of $3,021,563 2001. The decrease in trading gains/losses of $8,218,870 from December 31, 2000 to December 31, 2001 was primarily due to significant realized trading losses in foreign currencies and financials which were incurred during 2001.

No incentive fees were accrued during the last three quarters of 2001 since the Partnership incurred trading losses during that period. The Partnership had trading profits during the first quarter of 2001, with $7,553,506 in realized trading gains and a decrease from $8,003,325 to $2,194,915 in unrealized appreciation/depreciation for the year ended December 31, 2000 to the three months ended March 31, 2001, respectively. As a result, incentive fees of $498,003 were accrued during the first quarter of 2001. In the prior year, incentive fees were higher due to a higher trading profit level having to be attained by the Partnership during the fourth quarter of 2000. The net asset value per Unit at December 31, 2001 decreased 11.93% from $5,061.73 at December 31, 2000 to $4,457.63 at December 31, 2001.

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

         The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of December 31, 2002, by market sector:

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

              Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of December 31, 2002, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

         The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used December 31, 2002 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments.

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

The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of December 31, 2002.

The potential loss in earnings for each market risk exposure as of December 31, 2002 was:

Trading portfolio:

              Currency exchange rate risk        $247,000
                                                  -------
              Commodity price risk               $280,000
                                                  -------
              Interest rate risk                 $258,000
                                                  -------


Item 8.       Financial Statements and Supplementary Data

     The Partnership's financial statements, together with the auditors' report thereon, appear on pages F-1 through F-17 hereof.

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

     Robert L. Lerner is the principal of the General Partner. Mr. Lerner has been a shareholder, director and president of the General
Partner since he formed the General Partner on January 4, 1990. Mr. Lerner was the sole general partner and CPO of the Partnership since its inception until November 1995, at which time he transferred and assigned his general partnership interest to the General Partner, and had been individually registered with the CFTC as a CPO and a CTA since October 1984. Mr. Lerner is currently registered as a principal and an associated person of the General Partner. Mr. Lerner had been a sole proprietor providing consulting and marketing services to CTAs from January 1992 to January 1996, at which time he transferred his operations to the General Partner which continues to provide such services. From May 1988 until January 1992, Mr. Lerner was senior vice president and director of Mount Lucas Management Corporation, an investment advisory firm he co-founded which specializes in futures investment programs for institutional investors. From July 1985 to May 1988, Mr. Lerner was employed by Commodities Corporation (U.S.A.) N.V., a leading commodity trading advisory firm. Mr. Lerner also has practiced commodities and securities law. Mr. Lerner has a J.D. degree from Boston University Law School and a B.A. degree from Cornell University.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     As of December 31, 2002, approximately 4,458 Partnership Units were held by 272 Limited Partners and the General Partner. The following table sets forth certain information as of December 31, 2002 with respect to each person known to the Partnership to beneficially own more than 5% of the outstanding Partnership Units.


Name and Address                                Number of Limited      Percent of Total
of Beneficial Owner                             Partnership Units      Partnership Units
-------------------                             -----------------      -----------------
Kenneth Hart, Eag, Gunster, Yoakley et al.           272.090               6.1036%
Qualified Plans Master Trust
777 South Flagler Drive, Suite 500 East
West Palm Beach, Fl. 33401
----------------------------------------------------------------------------------------

Mr. W. Duke Kimbrell                                 237.271               5.3225%
Parkdale Mills, Inc. Attn:  Daniel K. Wilson
PO Box 1787
Gastonia, NC 28053-1787
----------------------------------------------------------------------------------------

Mellon Bank, Custodian Archbold Expedition           251.506               5.6418%
c/o Arlene D. Steur, AIM 193-0721
1735 Market Street
Philadelphia, PA 19103
----------------------------------------------------------------------------------------

PY Family Limited Partnership                        334.352               7.5002%
PY Corporation, General Partner
101 Morgan Lane, Suite 180
Plainsboro, NJ  08536
----------------------------------------------------------------------------------------

     The Partnership has no directors or officers. The General Partner manages and conducts the business of the Partnership. As of December 31, 2002, the General Partner owned approximately $752,192 of general partner interests in the Company, or 119.2550 Partnership Units, representing approximately 2.7% of the total outstanding Partnership Units, and also beneficially owned 26.873 Limited Partnership Units. The General Partner is owned entirely by Robert L. Lerner and trusts for the benefit of him and his family.

Item 13.    Certain Relationships and Related Transactions

     The General Partner manages and conducts the business of the Partnership. To compensate the General Partner for its management of the Partnership, its monitoring of the Advisor's portfolio and its assumption of the financial burden of operating the Partnership, the General Partner receives management and other fees from the Partnership. See "Business -- Fees and Expenses." For the years ended December 31, 2002, 2001, and 2000, the
General Partner received a management fee from the Partnership pursuant to the Partnership Agreement in the amounts of $257,446, $277,033, and $261,301, respectively. For the year ended December 31, 2002, 2001 and
2000, the General Partner received administrative charges from the Limited Partners pursuant to the Partnership Agreement in the amount of $17,215
30,577 and $40,437, respectively. This is a one-time, one percent of capital administrative charge for new partners on their initial contribution. For the year ended December 31, 2002, 2001 and 2000, the General Partner received net brokerage commissions $394,488, $190,613 and $263,663, respectively from the Partnership. Net brokerage commissions represent the gross brokerage commissions of 3.5% annually of the net asset value of the Partnership less actual brokerage commissions paid to clearing brokers. One individual who is associated with the CTA is also a limited partner of the fund. At December 31, 2002, 2001 and 2000 the individual's outstanding partnership interest was 2,108,893, $1,485,719 and $1,638,449, respectively.


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

                                        THE WILLOWBRIDGE FUND, L.P.
                                        By: Ruvane Investment Corporation
                                        Its: General Partner


                                        By:  /s/ Robert L. Lerner
                                            ---------------------------
                                            Robert L. Lerner, President

Date:  March 19, 2003

                           THE WILLOWBRIDGE FUND, L.P.


                            CERTIFICATION PURSUANT TO
                               DISCLOSURE OF CONTROLS
                         THE SARBANES-OXLEY ACT OF 2002


I, Robert Lerner certify that:

1)   I have reviewed this annual report on Form 10-K of The Willowbridge
     Fund, L.P.

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this annual report;

4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") and

     c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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


                                           By: /s/ Robert L. Lerner
                                              -------------------------------
                                              Robert L. Lerner, President of
                                              Ruvane Corporation

Date:  March 19, 2003

The Willowbridge Fund L.P.
Financial Statements as of
December 31, 2002 and 2001 and
for the Years Ended December 31,
2002, 2001 and 2000, and
Independent Auditors' Report

                         The Willowbridge Fund L.P.
             C/o Ruvane Investment Corporation, General Partner
                             Four Benedek Road
                            Princeton, NJ 08540








I affirm that, to the best of my knowledge and belief, the information contained in the attached financial statements of The Willowbridge Fund L.P. as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 is accurate and complete.








                                           Ruvane Investment Corporation
                                           General Partner of
                                           The Willowbridge Fund L.P.

                                             /s/ Robert L. Lerner
                                           --------------------------------
                                           By:  Robert L. Lerner, President

THE WILLOWBRIDGE FUND L.P.

TABLE OF CONTENTS
-------------------------------------------------------------------------------


                                                                         Page

INDEPENDENT AUDITORS' REPORT                                             F-4

FINANCIAL STATEMENTS:

   Statements of Financial Condition as of December 31,
     2002 and 2001                                                       F-5

   Condensed Schedules of Investments as of December 31,
     2002 and 2001                                                    F-6 - F-7

   Statements of Income (Loss) for the Years Ended December 31,
     2002, 2001 and 2000                                                 F-8

   Statements of Changes in Partners' Capital for the Years
     Ended December 31, 2002, 2001 and 2000                              F-9

   Notes to Financial Statements                                    F-10 - F-17

INDEPENDENT AUDITORS' REPORT


To the Partners of
The Willowbridge Fund L.P.

We have audited the accompanying statements of financial condition of The Willowbridge Fund L.P., including the condensed schedules of investments, as of December 31, 2002 and 2001 and the related statements of income
(loss) and changes in partners' capital for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Willowbridge Fund L.P. as of December 31, 2002 and 2001 and the results of its operations and changes in its partners' capital for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



March 19, 2003


THE WILLOWBRIDGE FUND L.P.

STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2002 AND DECEMBER 31, 2001
------------------------------------------------------------------------------------------------------------------

                                                                                 2002                   2001

ASSETS
CASH AND CASH EQUIVALENTS                                                    $    1,364,472       $    3,332,403

EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
   Due from broker                                                               25,084,626            19,307,320
   Net unrealized gains on open futures and forward contracts                     3,021,151             3,470,476
                                                                             ---------------      ---------------
                                                                                 28,105,777            22,777,796



ACCOUNTS RECEIVABLE                                                                  43,851                   -

INTEREST RECEIVABLE                                                                   5,381                11,372
                                                                             ---------------      ---------------
TOTAL ASSETS                                                                 $   29,519,481       $    26,121,571
                                                                             ===============      ===============
LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
   Redemptions payable                                                       $    1,081,906       $       183,099
   Prepaid subscriptions                                                            210,274                61,887
   Accrued management fees                                                           71,874                66,073
   Accounts payable                                                                       -                15,628
   Sales commissions                                                                  1,400                   240
   Other accrued expenses                                                            36,280                50,000
                                                                             ---------------      ---------------
                                                                                  1,401,734               376,927


PARTNERS' CAPITAL:
   Limited partners (4,338.6367 and 5,596.2849 fully redeemable
     units at December 31, 2002 and December 31, 2001, respectively)             27,365,555            24,946,122
   General partner (119.2550 and 179.1362 fully redeemable
     units at December 31, 2002 and December 31, 2001, respectively)                752,192               798,522
                                                                             ---------------      ---------------
                                                                                 28,117,747            25,744,644
                                                                             ---------------      ---------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                      $   29,519,481       $    26,121,571
                                                                             ===============      ===============


NET ASSET VALUE PER UNIT
(Based on 4,457.8917 and 5,775.4211 units outstanding
   at December 31, 2002 and December 31, 2001, respectively)                 $     6,307.41       $      4,457.63
                                                                             ===============      ===============

See Notes to Financial Statements.





THE WILLOWBRIDGE FUND L.P.


CONDENSED SCHEDULE OF INVESTMENTS

FOR THE YEAR ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------------------------------------------------------
                                 Long Positions                   Short Positions                        Net Unrealized

Commodity                 Unrealized     Percentage of      Unrealized     Percentage of       Gain (Loss) on     Percentage of
Industry Sector              Gain          Net Asset          (Loss)        Net Assets         Open Positions      Net Assets
-------------------   ---------------  ----------------   -------------   ---------------     ---------------     --------------

Livestocks            $      23,070        0.082%         $          -               -        $     23,070             0.082%

Grains                           -            -                (46,970)         -0.167%            (46,970)           -0.167%

Tropical Products           158,996        0.565%                    -               -              158,996            0.565%

Energy                      899,134        3.198%                    -               -             899,134             3.198%

Currencies                1,053,696        3.747%                    -               -           1,053,696             3.747%

Interest rates              817,055        2.906%                    -               -             817,055             2.906%

Metals                      116,170        0.413%                    -               -             116,170             0.413%
                      ---------------  ----------------   -------------   ---------------     ---------------     --------------
                      $   3,068,121       10.911%         $    (46,970)         -0.167%       $  3,021,151            10.744%
                      ===============  ================   =============   ===============     ===============     ==============


See Notes to Financial Statements.








THE WILLOWBRIDGE FUND L.P.


CONDENSED SCHEDULE OF INVESTMENTS

FOR THE YEAR ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------------------------------------------------------
                                 Long Positions                   Short Positions                        Net Unrealized

Commodity                 Unrealized     Percentage of      Unrealized     Percentage of       Gain (Loss) on     Percentage of
Industry Sector           Gain (Loss)      Net Asset       Gain (Loss)      Net Assets         Open Positions      Net Assets
-------------------   ---------------  ----------------   -------------   ---------------     ---------------     --------------

Livestocks            $     47,000          0.183%         $         -               -         $      47,000           0.183%

Grains                     (18,850)        -0.073%             243,927           0.947%              225,077           0.874%

Tropical Products           92,140          0.358%                   -               -                92,140           0.358%

Energy                     (63,449)        -0.246%             297,250           1.155%              233,801           0.909%

Currencies

  Japanese Yen                   -              -            2,897,100          11.253%            2,897,100          11.253%

  Others                    (8,588)        -0.033%            (287,780)         -1.118%             (296,368)         -1.151%

Interest rates                   -              -              140,198           0.545%              140,198           0.545%

Metals                     172,128          0.669%             (40,600)         -0.158%              131,528           0.511%
                      ---------------  ----------------   -------------   ---------------     ---------------     --------------
                      $    220,381          0.858%         $ 3,250,095          12.624%        $   3,470,476          13.482%
                      ===============  ================   =============   ===============     ===============     ==============


See Notes to Financial Statements.





THE WILLOWBRIDGE FUND L.P.


STATEMENTS OF INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------------------------------------------------------

                                                                             2002                 2001                 2000

INCOME (LOSS):
   Profits (losses) on trading of commodity futures,
   forwards and options:
   Realized gains (losses) on closed positions, net                 $     14,068,864        $   2,669,640     $      (789,139)
   Change in unrealized gains/losses on open
    positions, net                                                          (449,325)          (4,532,849)          7,144,800
                                                                   -------------------    ----------------    ------------------

         Total trading profits (losses)                                   13,619,539           (1,863,209)          6,355,661


   Interest income                                                           397,838              959,821           1,295,896
                                                                   -------------------    ----------------    ------------------

         Total income (loss)                                              14,017,377             (903,388)          7,651,557
                                                                   -------------------    ----------------    ------------------

EXPENSES:
  Incentive fees                                                           2,138,561              498,003             780,847
  Brokerage commissions (includes clearing and
     exchange fees of $45, $15, and $5,204
     in 2002, 2001, and 2000, respectively)                                  993,401              917,728             846,755
  Management fees                                                            534,498              537,384             507,006
  Administrative expenses                                                    168,525              165,060             227,020
                                                                   -------------------    ----------------    ------------------

         Total expenses                                                    3,834,985            2,118,175           2,361,628
                                                                   -------------------    ----------------    ------------------

NET INCOME (LOSS)                                                   $     10,182,392        $  (3,021,563)    $     5,289,929
                                                                   ===================    ================    ==================

NET INCOME (LOSS):

   Limited partners                                                 $      9,933,311        $  (2,908,469)    $     5,119,725
                                                                   ===================    ================    ==================

   General partner                                                  $        249,081        $    (113,094)    $       170,204
                                                                   ===================    ================    ==================

CHANGE IN NET ASSET VALUE PER UNIT                                  $       1,849.78        $     (604.10)    $        973.18
                                                                   ===================    ================    ==================



See Notes to Financial Statements.






THE WILLOWBRIDGE FUND L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
-----------------------------------------------------------------------------------------------------------------------------------

                                                    General Partner                  Limited Partners            Total Partners'
                                                Units           Amount            Units            Amount              Capital
                                             -----------   --------------    --------------    --------------    ----------------

PARTNERS' CAPITAL, JANUARY 1, 2000             353.9228     $  1,447,031        5,977.7063     $  24,440,138      $  25,887,169

   Additions                                    60.4005          242,390        1,316.4651         4,964,877          5,207,267

   Redemptions                                (216.3443)        (857,509)      (2,019.0493)       (7,823,523)        (8,681,032)

   Net income                                    -               170,204                -          5,119,725          5,289,929
                                             -----------   --------------    --------------    --------------    ----------------

PARTNERS' CAPITAL, DECEMBER 31, 2000           197.9790        1,002,116        5,275.1221        26,701,217         27,703,333

   Additions                                     7.2634           34,500        1,110.3631         5,033,945          5,068,445

   Redemptions                                 (26.1062)        (125,000)        (789.2003)       (3,880,571)        (4,005,571)

   Net loss                                      -              (113,094)               -         (2,908,469)        (3,021,563)
                                             -----------   --------------    --------------    --------------    ----------------

PARTNERS' CAPITAL, DECEMBER 31, 2001           179.1362          798,522        5,596.2849        24,946,122         25,744,644

   Additions                                     4.1981           19,623          421.1960         1,988,554          2,008,177

   Redemptions                                 (64.0793)        (315,034)      (1,678.8442)       (9,502,432)        (9,817,466)

   Net income                                    -               249,081                -          9,933,311         10,182,392
                                             -----------   --------------    --------------    --------------    ----------------

PARTNERS' CAPITAL, DECEMBER 31, 2002           119.2550     $    752,192        4,338.6367     $  27,365,555     $   28,117,747
                                             ===========   ==============    ==============    ==============    ================


See Notes to Financial Statements.



THE WILLOWBRIDGE FUND L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
-------------------------------------------------------------------------------


1.    PARTNERSHIP ORGANIZATION

     The Willowbridge Fund L.P. (the "Partnership"), a Delaware limited partnership, was organized on January 24, 1986. The Partnership is engaged in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts and forward contracts. Ruvane Investment Corporation ("General Partner"), is registered as a Commodity Pool Operator and a Commodity Trading Advisor with the Commodity Futures Trading Commission. The General Partner is required by the Limited Partnership Agreement, as amended and restated on April 15, 1998 (the "Agreement") to contribute an amount equal to one percent of the aggregate capital raised by the Partnership. The Agreement requires that all subscriptions are subject to a one percent administrative charge payable to the General Partner.

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

      Revenue Recognition - Investments in swaps, commodity futures, options and forward contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period. The difference between the original contract amount and fair value is recorded in income as an unrealized gain/(loss). Fair value is based on quoted market prices. All commodity futures, options and forward contracts and financial instruments are recorded at fair value in the financial statements.

      Securities which are traded on a national securities exchange in the United States of America are valued at their last reported sales price on the date as of which the value is being determined on the national securities exchange on which such securities are principally traded provided that such sales price is between the closing "bid" and "ask" prices. If there are no sales on such date on such exchange or if the last sales price is not between the "bid" and the "ask," such securities are valued at the mean between the "bid" and the "ask" prices at the close of trading on such date on such exchange.

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

      Commissions - Commissions were charged at a rate of 3.5 percent annually of the net asset value of the Partnership at the beginning of each month for the period, January 1, 2002 to July 31, 2002. Beginning August 1, 2002, the Partnership paid to the General Partner a flat-rate of 4.0 percent annually of the net asset value of the Partnership as of the beginning of each month.

      Statement of Cash Flows - The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standard No. 102, "Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

      Allocation of Profits (Losses) and Fees - Net realized and unrealized trading gains and losses, interest income and other operating income and expenses are allocated to the partners monthly in proportion to their capital account balance, as defined in the Agreement.

      Incentive Fees - Willowbridge Associates, Inc. ("Willowbridge") the Commodity Trading Advisor ("CTA") of the Partnership is entitled to an incentive fee based on an increase in the adjusted net asset value of the allocated assets of the Partnership. The CTA receives 25% of any new profits, as defined in the Agreement. The term "new profits" is defined as the increase, if any, in the adjusted net asset value of the allocated assets.

      Management Fees - The General Partner is paid a management fee equal to approximately one percent of the net assets of the Partnership (as defined in the Agreement) as of the first day of the fiscal year. Such fees amounted to $257,446, $277,033 and $261,361 in 2002, 2001 and 2000, respectively. The Partnership pays the CTA a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership.

      Administrative Expenses - Administrative expenses include professional fees, bookkeeping costs and other charges such as registration fees, printing costs and bank fees.

      Income Taxes - Income taxes have not been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership's profits.

      Redemptions - Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month on at least ten days written notice to the General Partner.

      Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income (loss) and expenses during the reporting period. Estimates include accrual of expenses such as professional fees. Actual results could differ from these estimates.

      Reclassifications - Certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

      Recently Issued Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" "(FIN 46"), effective immediately to varialble interest entities created after January 31, 2003. For all financial statements issued after January 31, 2003, enterprises are required to disclose the nature, purpose, size and activities of the variable interest entity and the enterprise's maximum exposure to loss as a result of its involvement with the variable interest entity if it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective. As the Partnership does not invest any of its funds in other entities, management has determined that the adoption of FIN 46 will not have a material impact on the Partnership's financial statements.

      In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which is effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year end. Management has determined that the adoption of FIN 45 did not have any effect on the financial statements of the Partnership, since the Partnership has not entered into any guarantee contracts in the capacity of a guarantor.

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

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. SFAS No. 133 is further amended by SFAS No. 138, which clarifies issues surrounding interest rate risk, foreign currency denominated items, normal purchases and sales and net hedging. This Statement supercedes SFAS No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" and SFAS No. 105 "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" and amends certain disclosure requirements of SFAS No. 107 "Disclosure About Fair Value of Financial Instruments". The adoption of SFAS No. 133, as amended, on January 1, 2001, did not have a significant effect on the financial statements.

3.    DERIVATIVE INSTRUMENTS

      The Partnership trades futures, options on futures and forward contracts and forward contracts in currencies and a wide range of commodities, energy and metals.

      The Partnership's trading results by market sector were as follows:

                                   For the year ended December 31, 2002
                          -----------------------------------------------------
                                             Net Change in
                           Net Realized        Unrealized        Total Trading
                          Gains/(Losses)      Gains/Losses       Gains/(Losses)
                          --------------     --------------      --------------

Financials                $   6,968,034      $     676,858       $   7,644,892

Currencies                    6,011,883         (1,547,037)          4,464,846

Grains                        1,315,282           (272,047)          1,043,235

Energies                        325,359            665,333             990,692

Livestock                       214,601            (23,930)            190,671

Tropical products              (693,100)            66,856            (626,244)

Metals                       (1,066,596)           (15,358)         (1,081,954)
                          --------------     --------------      --------------
                             13,075,463           (449,325)         12,626,138

Brokerage commissions           993,401                -               993,401
                          --------------     --------------      --------------
Total trading  profits
  (losses)                $  14,068,864      $    (449,325)      $   13,619,539
                          ==============     ==============      ==============

                                    For the year ended December 31, 2001
                          -----------------------------------------------------
                                             Net Change in
                           Net Realized        Unrealized        Total Trading
                          Gains/(Losses)      Gains/Losses       Gains/(Losses)
                          --------------     --------------      --------------

Financials                $ 6,120,850        $  (3,080,938)      $  3,039,912

Currencies                 (1,462,114)          (1,777,388)        (3,239,502)

Grains                     (1,799,461)              94,534         (1,704,927)

Energies                     (146,760)             233,801             87,041

Livestock                    (898,239)            (135,080)        (1,033,319)

Tropical products             630,613               78,796            709,409

Metals                       (692,977)              53,426           (639,551)
                          --------------     --------------      --------------
                            1,751,912           (4,532,849)        (2,780,937)

Brokerage commissions         917,728                   -             917,728
                          --------------     --------------      --------------
Total trading profits
  (losses)                $ 2,669,640        $  (4,532,849)      $ (1,863,209)
                          ==============     ==============      ==============



                                   For the year ended December 31, 2000
                          -----------------------------------------------------
                                             Net Change in
                           Net Realized        Unrealized        Total Trading
                          Gains/(Losses)      Gains/Losses       Gains/(Losses)
                          --------------     --------------      --------------

Financials                $ (1,047,903)      $  3,153,588        $  2,105,685

Currencies                     (64,431)         3,939,112           3,874,681

Grains                        (280,051)           125,342            (154,709)

Energies                     3,564,714             23,750           3,587,464

Livestock                     (166,680)           196,400              29,720

Tropical products           (3,727,862)          (117,670)         (3,845,532)

Metals                          86,319           (174,722)            (88,403)
                          --------------     --------------      --------------
                            (1,635,894)         7,144,800           5,508,906

Brokerage commissions          846,755                 -              846,755
                          --------------     --------------      --------------
Total trading (losses)
  profits                 $   (789,139)       $ 7,144,800        $  6,355,661
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

      Fair Value - The derivative instruments used in the Partnership's trading activities are marked to market with the resulting unrealized profits recorded in the Statements of Financial Condition and the related trading profits/losses reflected in trading profits (losses) in the Statements of Income (Loss). Substantially all of the Partnership's derivative financial instruments outstanding expire within 90 days.

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

5.    NET ASSET VALUE PER PARTICIPATING UNIT

      The net asset value per participating unit at December 31, 2002 and 2001 was $6,307.41 and $4,457.63, respectively. There were 4,457.8917 and 5,775.4211 units issued and outstanding at December 31, 2002 and 2001, respectively.



6.    FINANCIAL HIGHLIGHTS

      The following sets forth the financial highlights for the years ended December 31, 2002, 2001, 2000, 1999 and 1998:


                                                    2002             2001            2000           1999            1998
                                                    ----             ----            ----           ----            ----
Per Share Operating Performance
(for a share outstanding for the
entire year)

Net Asset Value, Beginning of Year            $  4,457.63       $  5,061.73      $  4,088.73    $  4,125.73     $  3,480.73
                                              -----------       -----------      -----------    -----------     -----------
(Loss) income from investment operations

   Net investment loss (1)                        (624.41)          (231.59)         (196.02)       (147.99)         (94.60)

   Net realized and change in unrealized
     gain/loss on investments                    2,474.19           (372.51)        1,169.02         110.99          739.60
                                              -----------       -----------      -----------    -----------     -----------

     Total from investment operations            1,849.78           (604.10)          973.00         (37.00)         645.00
                                              -----------       -----------      -----------    -----------     -----------

Net Asset Value, End of Year                  $  6,307.41       $  4,457.63      $  5,061.73    $  4,088.73     $  4,125.73
                                              ===========       ===========      ===========    ===========     ===========

Total Return (2)                                    41.50%           -11.93%           23.80%         -0.90%          18.53%
                                              ===========       ===========      ===========    ===========     ===========

Ratios/Supplemental Data
------------------------

   Ratio of expenses to average net assets         -14.41%            -8.26%           -9.94%         -9.36%          -7.58%

   Ratio of net investment loss (1) to             -12.92%            -4.52%           -4.49%         -4.91%          -3.16%
   average net assets


(1)  Net investment loss is comprised of interest income and total expenses.

(2) Total return is derived as opening net asset value less ending net asset value divided by opening net asset value




7.    SUBSEQUENT EVENTS

      In accordance with the amendment to Section 5 of the Agreement, effective January 16, 2003, the Partnership will offer separate classes of limited partnership interests, whereby interests which were already issued by the Partnership will be designated as Class A interests. As per the offering memorandum dated February 26, 2003, the Partnership plans to offer Class B limited partnership interests in a private offering pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended. The Partnership will offer the Class B interest, up to an aggregate of $100,000,000.


                                   *****

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