Form 10-K/A
period 2002-12-31
WILLOWBRIDGE FUND LP
filed 2003-03-31
CIK 794775

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-K/A

(Mark One)
 |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended December 31, 2002

 |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________ to _______________

                       Commission file number 0-23529


                        THE WILLOWBRIDGE FUND, L.P.
           (Exact name of registrant as specified in its charter)


        Delaware                                         22-2678474
(State of Incorporation)                   (I.R.S. Employer Identification No.)


   4 Benedek Road, Princeton, NJ                            08540
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. |x|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes | | No |x|.

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

         It is intended that approximately 15% to 40% of the assets under management pursuant to the Vulcan System normally will be committed as margin for Commodity Interest trading, but from time to time, the percentage of assets committed may be substantially more or less. Positions are generally held from 10 to 15 trading days. The largest monthly draw-down experienced by Willowbridge in using Vulcan was 33.41% and occurred in February 2002. The greatest peak-to-valley draw-down was 53.45% and occurred in the period between January 2001 to February 2002.

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


                                        By:  /s/ Robert L. Lerner
                                            ---------------------------
                                            Robert L. Lerner, President

Date:  March 19, 2003

                           THE WILLOWBRIDGE FUND, L.P.


                            CERTIFICATION PURSUANT TO
                               DISCLOSURE OF CONTROLS
                         THE SARBANES-OXLEY ACT OF 2002


I, Robert Lerner certify that:

1) I have reviewed this annual report on Form 10-K/A of The Willowbridge Fund, L.P.

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

      Recently Issued Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" "(FIN 46"), effective immediately to variable interest entities created after January 31, 2003. For all financial statements issued after January 31, 2003, enterprises are required to disclose the nature, purpose, size and activities of the variable interest entity and the enterprise's maximum exposure to loss as a result of its involvement with the variable interest entity if it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective. As the Partnership does not invest any of its funds in other entities, management has determined that the adoption of FIN 46 will not have a material impact on the Partnership's financial statements.

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