Form 10-Q
period 2003-03-31
WILLOWBRIDGE FUND LP
filed 2003-05-15
CIK 794775

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarterly Period Ended March 31, 2003
                                            ------------------


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

          Interim Condensed Statements of Financial Condition
          as of March 31, 2003 (Unaudited) and December 31, 2002..............3

          Unaudited Interim Condensed Statements of Income (Loss) for
          the Three Months Ended March 31, 2003 and 2002......................4

          Unaudited Interim Condensed Statement of Changes in Partners'
          Capital for the Three Months Ended March 31, 2003...................5

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

Item 5.   Controls and Procedures............................................14


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..................................................14

Item 2.   Changes in Securities and Use of Proceeds..........................14

Item 3.   Defaults Upon Senior Securities....................................14

Item 4.   Submission of Matters to a Vote of Security Holders................14

Item 5.   Other Information..................................................14

Item 6.   Exhibits and Reports on Form 8-K...................................14



PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

THE WILLOWBRIDGE FUND L.P.


INTERIM CONDENSED STATEMENTS OF FINANCIAL CONDITION
AS OF MARCH 31, 2003 (Unaudited) AND DECEMBER 31, 2002

---------------------------------------------------------------------------------------
                                                        March 31,         December 31,
                                                          2003                2002
ASSETS
CASH IN BANK                                           $   259,882         $ 1,364,472
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
  Due from broker                                       31,156,978          25,084,626
  Net unrealized (loss) gain on open positions          (1,086,654)          3,021,151
                                                       -----------         -----------
                                                        30,070,324          28,105,777
PREPAID EXPENSES                                           273,283                  -
ACCOUNTS RECEIVABLE                                         71,950              43,851
INTEREST RECEIVABLE                                          5,516               5,381
                                                       -----------         -----------
TOTAL ASSETS                                           $30,680,955         $29,519,481
                                                       ===========         ===========
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Prepaid Subscriptions                               $   257,501         $   210,274
   Accrued Incentive Fees                                  254,205                  -
   Accrued Management Fees                                 150,115              71,874
   Redemptions Payable                                     121,091           1,081,906
   Sales Commissions                                         1,400               1,400
   Other Accrued Expenses                                   56,280              36,280
                                                       -----------         -----------
                                                           840,592           1,401,734
PARTNERS' CAPITAL:
   Limited partners (4,375.3484 and 4,338.6367
      fully redeemable units at March 31,
      2003 and December 31, 2002, respectively)         29,076,261          27,365,555
   General partner (114.9810 and 119.2550 fully
      redeemable units at March 31,
      2003 and December 31, 2002, respectively)            764,102             752,192
                                                       -----------         -----------
                                                        29,840,363          28,117,747
TOTAL LIABILITIES AND PARTNERS' CAPITAL                -----------         -----------
                                                       $30,680,955         $29,519,481
                                                       ===========         ===========
NET ASSET VALUE PER UNIT
(Based on 4,490.3235 and 4,457.8917 units
   outstanding at March 31, 2003 and
   December 31, 2002, respectively)                    $  6,645.48         $  6,307.41
                                                       ===========         ===========

See Notes to Unaudited Interim Condensed Financial Statements





THE WILLOWBRIDGE FUND L.P.

UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
---------------------------------------------------------------------------------------------

                                                             For the three     For the three
                                                              months ended     months ended
                                                               March 31,        March 31,
                                                                 2003             2002

INCOME:
   Gains (losses) on trading of commodity
     futures, forwards and options:
     Realized gains (losses) on closed positions               $ 6,343,502      $(2,630,655)
     Net change in unrealized gains/losses on open
     positions                                                  (4,107,805)       1,232,244
                                                               -----------      -----------
   Total trading profits (losses)                                2,235,697       (1,398,411)
   Interest income                                                  76,722           88,736
                                                               -----------      -----------
                  Total income (loss)                            2,312,419       (1,309,675)
EXPENSES:                                                      -----------      -----------
   Brokerage commissions                                           308,612          209,956
   Incentive fees                                                  254,205               -
   Management fees                                                 148,982          122,998
   Administrative expenses                                          83,377           37,265
                                                               -----------      -----------
                  Total expenses                                   795,176          370,219
                                                               -----------      -----------
NET INCOME (LOSS)                                              $ 1,517,243      $(1,679,894)
                                                               ===========      ===========
NET INCOME (LOSS):
   Limited partners                                            $ 1,476,344      $(1,631,033)
                                                               ===========      ===========
   General partner                                             $    40,899      $   (48,861)
                                                               ===========      ===========
NET INCOME (LOSS) PER UNIT                                     $    338.07      $   (289.04)
                                                               ===========      ===========

See Notes to Unaudited Interim Condensed Financial Statements






THE WILLOWBRIDGE FUND L.P.

UNAUDITED INTERIM CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2003
-------------------------------------------------------------------------------------------------------------------------------


                                                                                                                   Total
                                                  General Partner                 Limited Partners                 Partners'
                                               Units         Amount            Units            Amount             Capital
                                           ----------------------------     -------------------------------      ---------------

PARTNERS' CAPITAL, DECEMBER 31, 2002         119.2550       $ 752,192         4,338.6367      $ 27,365,555        $ 28,117,747

  Additions                                    0.8889           6,011           101.1269           678,226             684,237

  Redemptions                                 (5.1629)        (35,000)          (64.4152)         (443,864)           (478,864)

  Net income                                       -           40,899                 -          1,476,344           1,517,243
                                            ----------      ----------        -----------     -------------       -------------
PARTNERS' CAPITAL, MARCH 31, 2003            114.9810       $ 764,102         4,375.3484      $ 29,076,261        $ 29,840,363
                                            ==========      ==========        ===========     =============       =============

See Notes to Unaudited Interim Condensed Financial Statements




THE WILLOWBRIDGE FUND L.P.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
-------------------------------------------------------------------------------

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

In accordance with the amendment to Section 5 of the Agreement, effective January 16, 2003, the Partnership offers separate classes of limited partnership interests, whereby interests which were already issued by the Partnership will be designated as Class A interests. As per the offering memorandum dated February 26, 2003, the Partnership plans to offer Class B limited partnership interests in private offering pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended. The Partnership will offer the Class B interest up to an aggregate of $100,000,000.

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

Prepaid expenses - Prepaid expenses were comprised of the management fees paid to the General Partner and the tax filing fees paid to New Jersey division of taxation. The fiscal year 2003 management fee is paid by the Partnership to the General Partner in January 2003. This amount is being amortized (straight-line) by the Partnership over the twelve-month period ending December 31, 2003. As of March 31, 2003, approximately $70,294 had been amortized by the Partnership.

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

Commissions - Commission were charged at a rate of 3.5 percent annually of the net asset value of the Partnership at the beginning of the month for the period, January 1, 2002 to July 31, 2002. Beginning August 1, 2002, the Partnership paid the General Partner a flat rate of 4.0 percent annually of the net asset value of the Partnership as of beginning of each month.

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

The General Partner was paid a management fee equal to approximately one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year-end. Such annual fees amounted to $281,177 and $257,446 for the year 2003 and 2002, respectively.

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

Recently Issued Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB NO. 51" ("FIN 46"), effective immediately to variable interest entities created after January 31, 2003. For all financial statements issued after January 31, 2003, enterprises are required to disclose the nature, purpose, size and activities of the variable interest entity and the enterprise's maximum exposure to loss as a result of its involvement with the variable interest entity if it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective.
As the Partnership does not invest any of its funds in other entities, management has determined that the adoption of FIN 46 will not have a material impact on the Partnership's financial statements.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees. Including Indirect Guaranteees of Indebtedness of Others" ("FIN 45"), which is effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year end. Management has determined that the adoption of FIN 45 did not have any effect on the financial statements of the Partnership since the Partnership has not entered into any guarantee contracts in the capacity of a guarantor.

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


4.      FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the three months ended March 31, 2003 and the year ended December 31, 2002.

                                                      2003            2002
                                                      ----            ----

Per Unit Operating Performance
(for a Unit outstanding for the entire period)

Net Asset Value.  Beginning of the period         $  6,307.41     $  4,457.63
                                                  ------------    -------------
Gain from investment operations

        Net investment loss (1)                       (160.08)         (624.41)

        Net realized and change in unrealized
        gain/loss on investments                       498.15         2,474.19
                                                  ------------    -------------

        Total from investment operations               338.07         1,879.78
                                                  ------------    -------------
Net Asset Value. End of the period                $  6,645.48     $   6,307.41
                                                  ============    =============

Total Return (2)                                         5.36%           41.50%
                                                  ============    =============
Ratios/Supplemental Data

        Ratio of expenses to average net assets       -  2.61%         - 14.41%

        Ratio of net investment loss (1) to           -  2.36%         - 12.92%
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

Results of Operations

Comparison of Three Months Ended March 31, 2003 and 2002

For the quarter ended March 31, 2003, the Partnership had net trading profits comprised of $6,343,502 in realized gains on closed positions, $(4,107,805) in net change in unrealized gains/losses on open positions and $76,722 in interest income. For the same quarter in 2002, the Partnership had net trading losses comprised of $2,630,655 in realized losses on closed positions, $1,232,244 in net change in unrealized gains/losses on open positions and $88,736 in interest income.

In January 2003, trading was most profitable in foreign currencies and energy. The Partnership recorded a gain of $2,117,882 or $473.26 per unit. In February 2003, trading was most profitable in energy and financials. The Partnership recorded a gain of $3,103,123 or $693.42 per unit. In March 2003, trading was unprofitable in all market sectors. Energy, foreign currencies and financials produced most of the losses. The Partnership recorded a loss of $3,703,762 or $827.64 per unit.

In January 2002, trading was unprofitable in tropicals and financials. The Partnership recorded a loss of $19,891 or $3.48 per unit. In February 2002, the Partnership was unprofitable in all market sectors. The Partnership recorded a loss of $5,332,606 or $923.53 per unit. In March 2002, energy and financials produced most of the gains. The Partnership recorded a gain of $3,702,128 or $653.84 per unit.

For the quarter ended March 31, 2003, the Partnership had expenses comprised of $308,612 in brokerage commissions, $254,205 in incentive fees, $148,982 in management fees (including clearing and exchange fees), and $83,377 in administrative expenses. For the same quarter in 2002, the Partnership had expenses comprised of $209,956 in brokerage commissions (including clearing and exchange fees), $122,998 in management fees and $37,265 in administrative expenses. Incentive fees are generated by quarterly profits. As the quarterly profits increased during the quarter ended March 2003, the trading losses from prior quarter were recouped. The Partnership recorded incentive fees expense for the quarter ended March 2003 as compared to no incentive fees expense for the quarter ended March 2002. Incentive fees were not generated for the quarter ended March 2002 due to the trading losses during the quarter. Brokerage commissions and management fees vary primarily as a result of changes in assets under management and quarterly profits. Change in brokerage commission rate from 3.5 percent to 4.0 percent, effective August 1, 2002, resulted in the increase in the brokerage commission expenses for the quarter ended March 2003 as compared to quarter ended March 2002. Management fees increased as a result of increase in average net assets under management during the quarter ended March 2003 as compared to quarter ended March 2002. Administrative fees consist primary of professional fees and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended. The Partnership became subject to such reporting requirements in April 1998.

As a result of the above, the Partnership recorded a profit of $1,517,243 or $338.07 per unit for the quarter compared to a loss of $1,679,894 or $289.04 per unit for the same quarter in 2002.

At March 31, 2003, the net asset value of the Partnership was $30,680,955 compared to its net asset value of $25,519,481 at December 31, 2002. The net asset value per unit at March 31, 2003 was $6,645.48 compared to $6,307.41 at December 31, 2002.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership's primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on the basis of mark-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized. The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of March 31, 2003, by market sector:

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

Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of March 31, 2003, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used March 31, 2003 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

The prices of the Partnership's interest rate positions resulting from a 10% change in interest rates.

The U.S. dollar equivalent balances of the Partnership's currency exposures due to a 10% shift in currency exchange rates.

The market value of the Partnership's commodity instruments due to a 10% change in the price of the instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of March 31, 2003.

The potential loss in earnings for each market risk exposure as of March 31, 2003 was approximately:

Trading portfolio:

Commodity price risk               $  158,500

Interest rate risk                 $  254,978

Currency exchange rate risk        $  245,738


Item 4. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

There currently is no established public trading market for the Limited Partnership Units. As of March 31, 2003, 4,490.3294 Partnership Units were held by 284 Limited Partners and the General Partner.

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

From January 1, 2003 through March 31, 2003, a total of 32.4377
Partnership Units were subscribed for the aggregate net subscription amount of $205,373. Details of the net subscriptions and redemptions of these Partnership Units are as follows:

Date of subscriptions/                Net amount of
    redemptions                  subscriptions/redemptions
    -----------                  -------------------------
    January 2003                        $  (4,925)
    February 2003                       $ 208,889
    March 2003                          $   1,409


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

Item 5.  Controls and Procedures

Within ninety days prior to the filing of this Report, the President of the General Partner evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, which are designed to insure that the Partnership's records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of the date of the evaluation, the Partnership's disclosure controls are effective. Since the date of this evaluation, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls.


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

                                       THE WILLOWBRIDGE FUND L.P.


Date: May 14, 2003                     By:  Ruvane Investment Corporation
                                              Its General Partner

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

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this quarterly report;

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


Date     May 14, 2003



/s/ Robert L. Lerner
-------------------------------------------------
President of Ruvane Investment Corporation,
the general partner of The Willowbridge Fund, L.P.