Form 10-Q
period 2003-06-30
WILLOWBRIDGE FUND LP
filed 2003-08-14
CIK 794775

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarterly Period Ended    June 30, 2003
                                            ------------------


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


PART I - FINANCIAL INFORMATION

                                                                           Page

Item 1.   Financial Statements ..............................................3

          Interim Unaudited Condensed Statements of Financial
          Condition as of June 30, 2003 and December 31, 2002................3

          Unaudited Interim Condensed Statements of Income for
          the Three Months Ended June 30, 2003 and 2002 and for
          the Six Months Ended June 30, 2003 and 2002........................4

          Unaudited Interim Condensed Statement of Changes in Partners'
          Capital for the Six Months Ended June 30, 2003 and 2002............5

          Notes to Unaudited Interim Condensed Financial
          Statements.........................................................6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........13

Item 4.   Market Price of and Dividends on the Registrant's Common
          Equity and Related Stockholder Matters............................14

Item 5.   Controls and Procedures...........................................15


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.................................................15

Item 2.   Changes in Securities and Use of Proceeds.........................15

Item 3.   Defaults Upon Senior Securities...................................15

Item 4.   Submission of Matters to a Vote of Security Holders...............15

Item 5.   Other Information.................................................15

Item 6.   Exhibits and Reports on Form 8-K..................................15



PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

THE WILLOWBRIDGE FUND L.P.


INTERIM UNAUDITED CONDENSED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 2003 AND DECEMBER 31, 2002

---------------------------------------------------------------------------------------
                                                        June 30,          December 31,
                                                          2003                2002
ASSETS
CASH IN BANK                                           $  341,781          $ 1,364,472
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
  Due from broker                                       31,453,406          25,084,626
  Net unrealized (loss) gain on open positions            (714,624)          3,021,151
                                                       -----------         -----------
                                                        30,738,782          28,105,777
PREPAID EXPENSES                                           174,189                  -
ACCOUNTS RECEIVABLE                                        111,197              43,851
INTEREST RECEIVABLE                                          5,984               5,381
                                                       -----------         -----------
TOTAL ASSETS                                           $31,371,933         $29,519,481
                                                       ===========         ===========
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Prepaid Subscriptions                               $   250,304         $   210,274
   Accrued Incentive Fees                                  213,482                  -
   Accrued Management Fees                                  80,516              71,874
   Redemptions Payable                                      17,009           1,081,906
   Sales Commissions                                         6,900               1,400
   Other Accrued Expenses                                   23,990              36,280
                                                       -----------         -----------
                                                           592,201           1,401,734
PARTNERS' CAPITAL:
   Limited partners (4,417.9370 and 4,338.6367
      fully redeemable units at June 30,
      2003 and December 31, 2002, respectively)         29,983,326          27,365,555
   General partner (117.3480 and 119.2550 fully
      redeemable units at June 30,
      2003 and December 31, 2002, respectively)            796,406             752,192
                                                       -----------         -----------
                                                        30,779,732          28,117,747
TOTAL LIABILITIES AND PARTNERS' CAPITAL                -----------         -----------
                                                       $31,371,933         $29,519,481
                                                       ===========         ===========
NET ASSET VALUE PER UNIT
(Based on 4,535.2850 and 4,457.8917 units
   outstanding at June 30, 2003 and
   December 31, 2002, respectively)                    $  6,786.73         $  6,307.41
                                                       ===========         ===========


See Notes to Unaudited Interim Condensed Financial Statements





THE WILLOWBRIDGE FUND L.P.

UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------------------------------------------

                                                         For the three     For the three      For the six      For the six
                                                          months ended     months ended       months ended     months ended
                                                            June 30,         June 30,           June 30,         June 30,
                                                              2003             2002               2003             2002

INCOME:
   Gains on trading of commodity
     futures, forwards and options:
     Realized gains on closed positions                    $   963,575      $ 3,687,050        $ 7,307,077      $ 1,056,395
     Net change in unrealized gains/losses on open
     positions                                                 372,030        5,673,115         (3,735,775)       6,905,359
                                                           -----------      -----------        -----------      -----------
   Total trading profits                                     1,335,605        9,360,165          3,571,302        7,961,754
   Interest income                                              77,585           91,661            154,307          180,397
                                                           -----------      -----------        -----------      -----------
                  Total income                               1,413,190        9,451,826          3,725,609        8,142,151
EXPENSES:                                                  -----------      -----------        -----------      -----------
   Brokerage commissions                                       318,990          207,316            627,602          417,272
   Incentive fees                                              213,482          717,503            467,687          717,503
   Management fees                                             150,811          131,209            299,793          254,207
   Administrative expenses                                      89,461           42,439            172,838           79,704
                                                           -----------      -----------        -----------      -----------
                  Total expenses                               772,744        1,098,467          1,567,920        1,468,686
                                                           -----------      -----------        -----------      -----------
NET INCOME                                                 $   640,446      $ 8,353,359        $ 2,157,689      $ 6,673,465
                                                           ===========      ===========        ===========      ===========
NET INCOME:
   Limited partners                                        $   624,618      $ 8,136,189        $ 2,100,962      $ 6,505,156
                                                           ===========      ===========        ===========      ===========
   General partner                                         $    15,828      $   217,170        $    56,727      $   168,309
                                                           ===========      ===========        ===========      ===========
NET INCOME PER UNIT                                        $    141.25      $  1,458.12        $    479.32      $  1,169.08
                                                           ===========      ===========        ===========      ===========


See Notes to Unaudited Interim Condensed Financial Statements






THE WILLOWBRIDGE FUND L.P.

UNAUDITED INTERIM CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2003
-------------------------------------------------------------------------------------------------------------------------------


                                                                                                                   Total
                                                  General Partner                 Limited Partners                 Partners'
                                               Units         Amount            Units            Amount             Capital
                                           ----------------------------     -------------------------------      ---------------

PARTNERS' CAPITAL, DECEMBER 31, 2002         119.2550       $ 752,192         4,338.6367      $ 27,365,555        $ 28,117,747

  Additions                                    3.2557          22,487           468.7397         3,212,175           3,234,662

  Redemptions                                 (5.1627)        (35,000)         (389.4394)       (2,695,366)         (2,730,366)

  Net income                                       -           56,727                 -          2,100,962           2,157,689
                                            ----------      ----------        -----------     -------------       -------------
PARTNERS' CAPITAL, JUNE 30, 2003             117.3480       $ 796,406         4,417.9370      $ 29,983,326        $ 30,779,732
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

Prepaid expenses - Prepaid expenses were comprised of the management fees paid to the General Partner and the tax filing fees paid to New Jersey division of taxation. The fiscal year 2003 management fee is paid by the Partnership to the General Partner in January 2003. This amount is being amortized (straight-line) by the Partnership over the twelve-month period ending December 31, 2003. As of June 30, 2003, approximately $140,589 had been amortized by the Partnership.

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

Commissions - Prior to July 31, 2002, commissions were charged at a rate of
3.5 percent annually of the net asset value of the Partnership. Beginning August 1, 2002, the Partnership paid the General Partner a flat rate of 4.0 percent annually of the net asset value of the Partnership as of beginning of each month.

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

The General Partner was paid a management fee equal to approximately one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year-end. Such annual fees amounted to $281,177 and $257,446 for the years 2003 and 2002, respectively.

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

Administrative Expenses - Administrative expenses include professional fees, bookkeeping costs, and other charges such as registration fees, printing costs and bank fees.

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

Recently Issued Accounting Pronouncements - In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Except for certain implementation guidance that is incorporated in SFAS 149 and already effective, SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Partnership's adoption of SFAS 149 on July 1, 2003 did not have a significant impact on its unaudited interim condensed financial statements.

Effective February 1, 2003, the Partnership adopted FASB Interpretation No.
46, "Consolidation of Variable Interest Entities, an Interpretation of APB No. 51" ("FIN 46") for Variable Interest Entities ("VIE") created or acquired on or after February 1, 2003. For VIEs created or acquired prior to February 1,
2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning July 1, 2003. FIN 46 defines a VIE as (i) any entity in which the equity investors at risk in such entity do not have the characteristics of a controlling financial interest, or (ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. FIN 46 also requires consolidation of the VIE by the primary beneficiary. The Partnership's adoption of FIN 46 did not have a material impact on the Partnership's financial statements.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees. Including Indirect Guaranteees of Indebtedness of Others" ("FIN 45"), which is effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year end. Management has determined that the adoption of FIN 45 did not have any effect on the unaudited interim condensed financial statements of the Partnership since the Partnership has not entered into any guarantee contracts in the capacity of a guarantor.



4.      FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the six months ended June 30, 2003 and the year ended December 31, 2002.

                                                      2003            2002
                                                      ----            ----

Per Unit Operating Performance
(for a Unit outstanding for the entire period)

Net Asset Value:  Beginning of the period         $  6,307.41     $  4,457.63
                                                  ------------    -------------
Gain from investment operations

        Net investment loss (1)                       (314.03)         (624.41)

        Net realized and change in unrealized
        gain/loss on investments                       793.35         2,474.19
                                                  ------------    -------------

        Total from investment operations               479.32         1,879.78
                                                  ------------    -------------
Net Asset Value: End of the period                $  6,786.73     $   6,307.41
                                                  ============    =============

Total Return (2)                                         7.60%           41.50%
                                                  ============    =============
Ratios/Supplemental Data

        Ratio of expenses to average net assets       -  5.09%         - 14.41%

        Ratio of net investment loss (1) to           -  4.59%         - 12.92%
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

Results of Operations

Comparison of Three Months Ended June 30, 2003 and 2002

For the quarter ended June 30, 2003, the Partnership had net trading profits comprised of $963,575 in realized gains on closed positions, $372,030 in net change in unrealized gains (losses) on open positions and $77,585 in interest income. For the same quarter in 2002, the Partnership had net trading profits comprised of $3,687,050 in realized gains on closed positions, $5,673,115 in net change in unrealized gains (losses) on open positions and $91,661 in interest income.

In April 2003, trading was most profitable in foreign currencies and tropicals. The Partnership recorded a gain of $708,082 or $159.08 per unit. In May 2003, trading was most profitable in foreign currencies and financials. The Partnership recorded a gain of $3,637,237 or $817.16 per unit. In June 2003, trading was unprofitable in all market sectors. Foreign currencies, tropicals, and financials produced most of the losses. The Partnership recorded a loss of ($3,704,872) or ($832.36) per unit.

In April 2002, trading was unprofitable in financials and tropicals. The gains in foreign currencies failed to offset these losses. The Partnership recorded a loss of $1,510,092 or $263.55 per unit. In May 2002, trading was most profitable in foreign currencies. The losses in energy did not offset these gains. The Partnership recorded a gain of $2,038,068 or $358.07 per unit. In June 2002, trading was profitable in all market sectors except for metals. Foreign currencies and financials produced most of the gains. The Partnership recorded a gain of $7,825,383 or $1,395.60.

For the quarter ended June 30, 2003, the Partnership had expenses comprised of $318,990 in brokerage commissions (including clearing and exchange fees), $213,482 in incentive fees, $150,811 in management fees and $89,461 in administrative expenses. For the same quarter in 2002, the Partnership had expenses comprised of $717,503 in incentive fees, $207,316 in brokerage commissions (including clearing and exchange fees), $131,209 in management fees and $42,439 in administrative expenses. Incentive fees are a fraction of quarterly trading profits. Incentive fees decreased during the quarter ended June 2003 as a result of lower trading profits in quarter ended June 2003 as compared to the same quarter in 2002. Brokerage commissions and management fees vary primarily as a result of changes in assets under management and quarterly profits. The change in the brokerage commission rate from 3.5 percent to 4.0 percent, effective August 1, 2002, resulted in the increase in the brokerage commission expenses for the quarter ended June 2003 as compared to the quarter ended June 2002. Management fees increased as a result of increase in average net assets under management during the quarter ended June 2003 as compared to quarter ended June 2002. Administrative fees consist primary of legal and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended. The Partnership became subject to such reporting requirements in April 1998.

As a result of the above, the Partnership recorded a profit of $640,446 or $141.25 per unit for the quarter compared to a profit of $8,353,359 or $1,458.12 per unit for the same quarter in 2002.

At June 30, 2003, the net asset value of the Partnership was $30,779,732 compared to its net asset value of $28,117,747 at December 31, 2002. The net asset value per unit at June 30, 2003 was $6,786.73 compared to $6,307.41 at December 31, 2002.

During the quarter, the Partnership had no credit exposure to a counterparty that is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

Comparison of Six Months Ended June 30, 2003 and 2002

For the six months ended June 30, 2003, the Partnership had trading profits comprised of $7,307,077 in net realized gains on closed positions, ($3,735,775) in net change in unrealized gains (losses) on open positions and $154,307 in interest income. For the same six month period in 2002, the Partnership had trading profits comprised of $1,056,395 in realized gains on closed positions, $6,905,359 in net change in unrealized gains (losses) on open positions and $180,397 in interest income.

During the six months ended June 30, 2003, most of the gains incurred by the Partnership were generated from foreign currencies and energy.

In January 2003, trading was most profitable for energy and foreign currencies. The Partnership recorded a profit of $2,117,882 or $473.26 per unit. For the same month in 2002, trading was unprofitable in tropicals and financials. The Partnership recorded a loss of $19,891 or $3.48 per unit. In February 2003, the Partnership was most profitable in energy and financials. The Partnership recorded a profit of $3,103,123 or $693.42 per unit. For the same month in 2002, the Partnership was unprofitable in all the market sectors. The Partnership recorded a loss of $5,332,606 or $923.53 per unit. In March 2003, the Partnership was unprofitable in all the market sectors. The Partnership recorded a loss of $3,703,762 or $827.64 per unit. For the same month in 2002, energy and financials produced most of the gains.
The Partnership recorded a gain of $3,702,128 or $653.84 per unit. In April 2003, trading was most profitable in foreign currencies and tropicals. The Partnership recorded a profit of $708,082 or $159.08 per unit. For the same month in 2002, trading was most unprofitable in tropicals and financials.
The gains in foreign currencies failed to offset these losses. The Partnership recorded a loss of $1,510,092 or $263.55 per unit. In May 2003, trading was most profitable in financials and foreign currencies. The Partnership recorded a gain of $3,637,237 or $817.16 per unit. For the same month in May 2002, the Partnership was most profitable in foreign currencies. The losses in energy did not offset these gains. The Partnership recorded a gain of $2,038,068 or $358.07 per unit. In June 2003, trading was unprofitable in all market sectors. The Partnership recorded a loss of $3,704,872 or $832.36. For the same month in June 2002, trading was profitable in all market sectors except for metals. Foreign currencies and financials produced most of the gains.
The Partnership recorded a gain of $7,825,383 or $1,395.60 per unit.

For the six months ended June 30, 2003, the Partnership had expenses comprised of $627,602 in brokerage commissions (including clearing and exchange fees), $467,687 in incentive fees $299,793 in management fees, and $172,838 in administrative expenses. For the same six months in 2002, the Partnership had expenses comprised of $417,272 in brokerage commissions (including clearing and exchange fees), $717,503 in incentive fees $254,207 in management fees, and $79,704 in administrative expenses. Brokerage commissions and management fees vary primarily as a result of changes in assets under management and quarterly profits. Change in brokerage commission rate from 3.5 percent to 4.0 percent, effective August 1, 2002, resulted in the increase in brokerage commission expenses for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Management fees increased during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 as the average net assets under management increased in the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. The Partnership had incentive fee expense for both the periods. Incentive fees are generated by quarterly profits. Administrative fees consist primary of legal and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended. The Partnership became subject to such reporting requirements in April 1998.

As a result of the above, the Partnership recorded a profit of $2,157,689 or $479.32 per unit for the six months ended June 30, 2003, as compared to a profit of $6,673,465 or $1,169.08 per unit for the same period in 2002.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership's primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on the basis of mark-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized. The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of June 30, 2003, by market sector:

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

Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of June 30, 2003, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used June 30, 2003 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

The prices of the Partnership's interest rate positions resulting from a 10% change in interest rates.

The U.S. dollar equivalent balances of the Partnership's currency exposures due to a 10% shift in currency exchange rates.

The market value of the Partnership's commodity instruments due to a 10% change in the price of the instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of June 30, 2003.

The potential loss in earnings for each market risk exposure as of June 30, 2003 was approximately:

Trading portfolio:

Commodity price risk               $  628,000

Interest rate risk                 $  580,000

Currency exchange rate risk        $  418,000


Item 4. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

There currently is no established public trading market for the Limited Partnership Units. As of June 30, 2003, 4,535.2850 Partnership Units were held by 320 Limited Partners and the General Partner.

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

From January 1, 2003 through June 30, 2003, a total of 97.3933
Partnership Units were subscribed for the aggregate net subscription amount of $504,296. Details of the net subscriptions and redemptions of these Partnership Units are as follows:

Date of subscriptions/                Net amount of
    redemptions                  subscriptions/redemptions
    -----------                  -------------------------
    January 2003                       $      (4,925)
    February 2003                      $     208,889
    March 2003                         $       1,409
    April 2003                         $  (1,313,100)
    May 2003                           $   1,185,984
    June 2003                          $     426,039


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

Item 5.  Controls and Procedures

Within ninety days prior to the filing of this report, the President of the General Partner evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, which are designed to insure that the Partnership's records, processes, summarizes and reports in a timely and effective manner, the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of the date of the evaluation, the Partnership's disclosure controls are effective. Since the date of this evaluation, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls.


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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

31.1    Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1    Certification pursuant to Section 906 of the Sarbanes-Oxley Act

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE WILLOWBRIDGE FUND L.P.


Date: August 4, 2003                   By:  Ruvane Investment Corporation
                                              Its General Partner

                                       By:  /s/ Robert L. Lerner
                                            --------------------------------
                                            Robert L. Lerner
                                            President