Form 10-Q
period 2003-09-30
WILLOWBRIDGE FUND LP
filed 2003-11-17
CIK 794775

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarterly Period Ended    September 30, 2003
                                               ------------------


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

          Interim Unaudited Condensed Statements of Financial
          Condition as of September 30, 2003 and December 31, 2002...........3

          Unaudited Interim Condensed Statements of Income for
          the Three Months Ended September 30, 2003 and 2002 and for
          the Nine Months Ended September 30, 2003 and 2002..................4

          Unaudited Interim Condensed Statement of Changes in Partners'
          Capital for the Nine Months Ended September 30, 2003 ..............5

          Notes to Unaudited Interim Condensed Financial
          Statements.........................................................6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........14

Item 4.   Market Price of and Dividends on the Registrant's Common
          Equity and Related Stockholder Matters............................15

Item 5.   Controls and Procedures...........................................16


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.................................................16

Item 2.   Changes in Securities and Use of Proceeds.........................16

Item 3.   Defaults Upon Senior Securities...................................16

Item 4.   Submission of Matters to a Vote of Security Holders...............16

Item 5.   Other Information.................................................16

Item 6.   Exhibits and Reports on Form 8-K..................................16



PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

THE WILLOWBRIDGE FUND L.P.


INTERIM UNAUDITED CONDENSED STATEMENTS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

---------------------------------------------------------------------------------------
                                                      September 30,        December 31,
                                                          2003                2002
ASSETS
CASH IN BANK                                           $ 1,216,804         $ 1,364,472
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
  Due from broker                                       27,237,044          25,084,626
  Net unrealized gain on open positions                  8,446,654           3,021,151
                                                       -----------         -----------
TOTAL EQUITY IN COMMODITY FUTURES TRADING ACCOUNT       35,683,698          28,105,777
PREPAID EXPENSES                                            75,094                   -
RECEIVABLE FROM GENERAL PARTNER                            104,754              43,851
INTEREST RECEIVABLE                                          4,328               5,381
                                                       -----------         -----------
TOTAL ASSETS                                           $37,084,678         $29,519,481
                                                       ===========         ===========
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Prepaid Subscriptions                               $   270,182         $   210,274
   Accrued Incentive Fees                                1,136,588                   -
   Accrued Management Fees                                  84,043              71,874
   Redemptions Payable                                     189,462           1,081,906
   Sales Commissions                                         1,740               1,400
   Other Accrued Expenses                                   33,040              36,280
                                                       -----------         -----------
                                                         1,715,055           1,401,734
PARTNERS' CAPITAL:
   Limited partners (4,590.5278 and 4,338.6367
      fully redeemable units at September 30,
      2003 and December 31, 2002, respectively)         34,470,374          27,365,555
   General partner (119.7501 and 119.2550 fully
      redeemable units at September 30,
      2003 and December 31, 2002, respectively)            899,249             752,192
                                                       -----------         -----------
                                                        35,369,623          28,117,747
TOTAL LIABILITIES AND PARTNERS' CAPITAL                -----------         -----------
                                                       $37,084,678         $29,519,481
                                                       ===========         ===========
NET ASSET VALUE PER UNIT
(Based on 4,710.2779 and 4,457.8917 units
   outstanding at September 30, 2003 and
   December 31, 2002, respectively)                    $  7,509.03         $  6,307.41
                                                       ===========         ===========


See Notes to Unaudited Interim Condensed Financial Statements





THE WILLOWBRIDGE FUND L.P.

UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------------------------------------------

                                                         For the three     For the three      For the nine     For the nine
                                                         months ended      months ended       months ended     months ended
                                                         September 30      September 30,      September 30,    September 30,
                                                              2003             2002               2003             2002

INCOME:
   Gains on trading of commodity
     futures, forwards and options:
     Realized (losses) gains on closed positions - net     $(4,110,532)    $13,289,203      $ 3,196,545       $ 14,345,598
     Net change in unrealized gains/losses on open
     positions                                               9,161,277      (7,253,789)       5,425,502           (348,430)
                                                           -----------     ------------     -----------       -------------
   Total trading profits - net                               5,050,745       6,035,414        8,622,047         13,997,168
   Interest income                                              57,853         126,229          212,160            306,626
                                                           -----------     ------------     -----------       -------------
                  Total income                               5,108,598       6,161,643        8,834,207         14,303,794
EXPENSES:                                                  -----------     ------------     -----------       -------------
   Brokerage commissions                                       320,806         288,128          948,408          2,138,560
   Incentive fees                                            1,136,588       1,421,057        1,604,275            705,400
   Management fees                                             154,337         144,502          454,130            398,709
   Administrative expenses                                      87,103          44,796          259,941            124,500
                                                           -----------     ------------     -----------       -------------
                  Total expenses                             1,698,834       1,898,483        3,266,754          3,367,169
                                                           -----------     ------------     -----------       -------------
NET INCOME                                                 $ 3,409,764     $ 4,263,160      $ 5,567,453       $ 10,936,625
                                                           ===========     ============     ===========       =============
NET INCOME:
   Limited partners                                        $ 3,323,424     $ 4,164,059      $ 5,424,386       $ 10,669,215
                                                           ===========     ============     ===========       =============
   General partner                                         $    86,340     $    99,101      $   143,067       $    267,410
                                                           ===========     ============     ===========       =============
NET INCOME PER UNIT                                        $    722.30     $    835.10      $  1,201.62       $    2004.18
                                                           ===========     ============     ===========       =============


See Notes to Unaudited Interim Condensed Financial Statements






THE WILLOWBRIDGE FUND L.P.

UNAUDITED INTERIM CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
-------------------------------------------------------------------------------------------------------------------------------


                                                                                                                   Total
                                                  General Partner                 Limited Partners                 Partners'
                                               Units         Amount            Units            Amount             Capital
                                           ----------------------------     -------------------------------      ---------------

PARTNERS' CAPITAL, DECEMBER 31, 2002         119.2550       $ 752,192         4,338.6367      $ 27,365,555        $ 28,117,747

  Additions                                    5.6638          38,990           695.0942         4,763,179           4,802,169

  Redemptions                                 (5.1687)        (35,000)         (443.2031)       (3,082,746)         (3,117,746)

  Net income                                       -          143,067                 -          5,424,386           5,567,453
                                            ----------      ----------        -----------     -------------       -------------
PARTNERS' CAPITAL, SEPTEMBER 30, 2003        119.7501       $ 899,249         4,590.5278      $ 34,470,374        $ 35,369,623
                                            ==========      ==========        ===========     =============       =============



See Notes to Unaudited Interim Condensed Financial Statements




THE WILLOWBRIDGE FUND L.P.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
-------------------------------------------------------------------------------

1.       GENERAL

The accompanying unaudited interim condensed financial statements of the Willowbridge Fund L.P. (the "Partnership") have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. Interim statements are subject to possible adjustments in connection with the annual audit of the Partnership's financial statements for the full year. In the opinion of Ruvane Investment Corporation (the "General Partner"), all adjustments necessary for a fair presentation of these interim condensed financial statements have been included and are of a normal and recurring nature.

As permitted by Statement of Financial Accounting Standards No. 102, Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale, the Partnership has elected not to provide a Statement of Cash Flows.


2.       ORGANIZATION

The Partnership, a Delaware limited partnership, was organized on January 24, 1986. The Partnership is engaged in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts and forward contracts. The General Partner is registered as a Commodity Pool Operator and a Commodity Trading Advisor with the Commodity Futures Trading Commission. The General Partner is required by the Limited Partnership Agreement, as amended and restated (the "Agreement") to contribute an amount equal to one percent of the aggregate capital raised by the Partnership. The Agreement requires that all subscriptions are subject to a one percent administrative charge payable to the General Partner.

In accordance with the amendment to Section 5 of the Agreement, effective January 16, 2003, the Partnership offers separate classes of limited partnership interests, whereby interests which were already issued by the Partnership will be designated as Class A interests. As per the offering memorandum dated February 26, 2003, the Partnership plans to offer Class B limited partnership interests in private offering pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended. The Partnership will offer the Class B interest up to an aggregate of $100,000,000. As of September 30, 2003, no Class B interests have been issued by the Partnership.

Class B limited partnership interests will be allocated profits, losses and fees on the basis described below in Note 3, "Allocation of Profits (Losses) and Fees", except that Class B interests will be subject to redemption fees and brokerage commissions which will be assessed as follows. The Class B limited partnership interests will pay to the General Partner a flat-rate monthly brokerage commission of up to approximately 0.58% of the net asset value of the Class B limited partnership interests as of the beginning of each month (a 7.0% annual rate). The General Partner will pay from this amount up to 4% to properly registered selling agents as compensation for their ongoing services to the Partnership as well as all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership's trading, but the Partnership will pay all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks. To the extent that the General Partner pays less than 4% to a selling agent with respect to any Class B limited partnership interests sold by such selling agent, the brokerage fee charged with respect to those Class B limited partnership interests will be reduced accordingly.

Redemption fees apply through the first twelve months following purchase of Class B limited partnership interests as follows: up to 4% of net asset value per interest redeemed through the third month-end, up to 3% of the net asset value per interest redeemed through the sixth month-end, up to 2% of net asset value per unit redeemed through the ninth month-end and up to 1% of net asset value per interests redeemed though the twelfth month-end. After the twelfth month-end following purchase of a Class B limited partnership interest, no redemption fees apply. Redemption fees will be paid to the General Partner.

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

Prepaid expenses - Prepaid expenses are comprised of the management fees paid to the General Partner and the tax filing fees paid to the New Jersey division of taxation. These amounts are being amortized on a straight-line basis by the Partnership over the twelve-month period ending December 31, 2003. The fiscal year 2003 management fee of $281,177 was pre-paid by the Partnership to the General Partner in January 2003. As of September 30, 2003, approximately $210,883 of this management fee had been amortized by the Partnership.

The General Partner is paid a management fee equal to approximately one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year-end. Such annual fees amounted to $281,177 and $257,446 for the years 2003 and 2002, respectively.

Management fees earned by the General Partner for the quarters ended September 30, 2003 and 2002 were $70,294 and $64,362, respectively. Management fees earned by the General Partner for the nine-month periods ended September 30, 2003 and 2002 were $210,883 and $193,085, respectively.

The Partnership also compensates Willowbridge Associates Inc ("Willowbridge") the Commodity Trading Advisor ("CTA") by paying to it a quarterly incentive fee of 25% of New Profits, if any. If any incentive fee is paid to Willowbridge, Willowbridge will retain the amount paid regardless of any subsequent decline in account value, but will not be eligible to receive subsequent incentive fee payments until Willowbridge has recouped its losses and earned New Profits. New Profits for the purpose of calculating Willowbridge's incentive fee only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive fees paid or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive fee was paid or payable (after deduction of such incentive fee). In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive fee calculation is made, and (iii) increased by the amount of any losses attributable to redemptions. In addition, the Partnership pays the CTA a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership.

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

Commissions - Prior to July 31, 2002, commissions were charged to the Partnership by the General Partner at an annual rate of 3.5 percent of the net asset value of the Partnership as of the beginning of each month. Commencing on August 1, 2002, the Partnership pays commissions to the General Partner at an annual rate of 4.0 percent of the net asset value of the Partnership as of beginning of each month. To the extent that actual commissions on the Partnership's trading activity managed by Willowbridge exceeds 4.0 percent of the net asset value of the Partnership as of the beginning of each month, the General Partner will reimburse the Partnership for such excess. At September 30, 2003, $109,079 of excess commission was due from the General Partner. At December 31, 2002, $45,407 of excess commission was due from the General Partner.

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

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates include the determination of the fair value of certain investments in the absence of active market closing prices, and the accrual of certain expenses, such as professional fees. Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements - In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as a liability or, in certain circumstances, an asset. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150, as of July 1, 2003, did not have a significant impact on the Partnership's unaudited interim condensed financial statements.

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

In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of APB No. 51" ("FIN 46"). FIN
46 defines a VIE as (i) any entity in which the equity investors at risk in such entity do not have the characteristics of a controlling financial interest, or (ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. FIN 46 also requires consolidation of the VIE by the primary beneficiary. For Variable Interest Entities ("VIE") created or acquired after January 31, 2003, the provisions of FIN 46 were effective February 1, 2003.
For VIE created or acquired after to January 31, 2003, the provisions of FIN 46 were effective for the first interim or annual period beginning after June 15, 2003.

The Partnership's adoption of certain provisions of FIN 46 as of February 1, 2003 and the remaining provisions of FIN 46 as of July 1, 2003, did not have a material impact on the Partnership's financial statements.

4.      FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the nine months ended September 30, 2003 and the year ended December 31, 2002.

                                                      2003            2002
                                                      ----            ----

Per Unit Operating Performance
(for a Unit outstanding for the entire period)

Net Asset Value:  Beginning of the period         $  6,307.41     $  4,457.63
                                                  ------------    -------------
Gain from investment operations

        Net investment loss (1)                       (659.27)         (624.41)

        Net realized and change in unrealized
        gain/loss on investments                     1,860.89         2,474.19
                                                  ------------    -------------

        Total from investment operations             1,201.62         1,879.78
                                                  ------------    -------------
Net Asset Value: End of the period                $  7,509.03     $   6,307.41
                                                  ============    =============

Total Return (2)                                        19.05%           41.50%
                                                  ============    =============
Ratios/Supplemental Data

        Ratio of expenses to average net assets(3)    - 10.37%         - 14.41%

        Ratio of net investment loss (1) to           -  9.70%         - 12.92%
        average net assets(3)


(1) Net investment loss is comprised of interest income and total expenses.

(2) Total return is derived as opening net asset value less ending net asset value divided by opening net asset value.

(3) Average net assets is derived from monthly average of partners' capital balance.

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

Results of Operations

Comparison of Three Months Ended September 30, 2003 and 2002

For the quarter ended September 30, 2003, the Partnership had $5,050,745 of net trading profits, which was comprised of ($4,110,532) in realized losses on closed positions and $9,161,277 in net change in unrealized gains (losses) on open positions. For the same quarter in 2002, the Partnership had net trading profits of $6,035,414, which was comprised of $13,289,203 in realized gains on closed positions and ($7,253,789) in net change in unrealized gains (losses) on open positions.

Interest income for the quarter ended September 30, 2003 was $57,853, as compared to $126,229 for the same quarter in 2002.

In July 2003, trading was most profitable in the energy sector. However, losses in foreign currencies partially offset these gains. In July 2003, the Partnership recorded net income of $110,988 or $24.13 per unit.

In August 2003, trading was most profitable in the energy and tropicals sectors, and the Partnership recorded net income of $790,792 or $168.57 per unit.

In September 2003, trading was most profitable in the financials, tropicals sectors and in foreign currencies. Losses in the energy sector partially offset these gains. In September 2003, the Partnership recorded net income of $2,507,984 or $529.61 per unit.

In July 2002, trading was most profitable in the financials sector. However, losses in foreign currencies partially offset these gains. In July 2002, the Partnership recorded net income of $1,430,858 or $286.89 per unit.

In August 2002, trading was most profitable in the financials sector. However, losses in foreign currencies partially offset these gains. In August 2002, the Partnership recorded net income of $1,294,641 or $272.28 per unit.

In September 2002, trading was profitable in the financials sector. However, losses in foreign currencies partially offset these gains. In September 2002, the Partnership recorded net income of $1,537,661 or $326.64 per unit.

For the quarter ended September 30, 2003, the Partnership had total expenses of $1,698,834, which was comprised of $1,136,588 in incentive fees, $320,806 in brokerage commissions (including clearing and exchange fees), $154,337 in management fees and $87,103 in administrative expenses.

For the same quarter in 2002, the Partnership had total expenses of $1,898,483, which were comprised of $1,421,057 in incentive fees, $288,128 in brokerage commissions (including clearing and exchange fees), $144,502 in management fees and $44,796 in administrative expenses.

Incentive fees are based on quarterly profits. Brokerage commissions and management fees are based on assets under management, which are affected by net income and capital additions and redemptions.

The change in the annual brokerage commission rate from 3.5 percent to 4.0 percent, effective August 1, 2002, along with the increase in average net assets, resulted in the increase in the brokerage commission expenses for the quarter ended September 2003 as compared to quarter ended September 2002.

Management fees increased as a result of increase in average net assets under management during the quarter ended September 2003 as compared to quarter ended September 2002.

Administrative fees consist primary of legal and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended. The administrative fees increased as a result of filing fee expense in 2003 for New Jersey division of taxation and due to increase in the audit fees.

As a result of the above, the Partnership recorded a profit of $3,409,764 or $722.30 per unit for the quarter compared to a profit of $4,263,160 or $835.10 per unit for the same quarter in 2002.

At September 30, 2003, the net asset value of the Partnership was $35,369,624 compared to its net asset value of $28,117,747 at December 31, 2002. The net asset value per unit at September 30, 2003 was $7,509.03 compared to $6,307.41 at December 31, 2002.

During the quarter, the Partnership had no credit exposure to a counterparty that is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

Comparison of Nine Months Ended September 30, 2003 and 2002

--------------------------------------------------------------------------------

For the nine months ended September 30, 2003, the Partnership had $8,622,047 of net trading profits, which was comprised of $3,196,545 in net realized gains on closed positions, and $5,425,502 in net change in unrealized gains (losses) on open positions. For the same nine month period in 2002, the Partnership had net trading profits of $13,997,168, which was comprised of $14,345,598 in realized gains on closed positions and ($348,430) in net change in unrealized gains (losses) on open positions.

During the nine months ended September 30, 2003, most of the gains incurred by the Partnership were generated from financials, foreign currencies and energy sectors.

In January 2003, trading was most profitable in the energy sectors and foreign currencies. The Partnership recorded net income of $2,117,882 or $473.26 per unit. For the same month in 2002, trading was unprofitable in the tropicals and financials sectors. The Partnership recorded net loss of $19,891 or $3.48 per unit.

In February 2003, the Partnership was most profitable in the energy sector and foreign currencies. The Partnership recorded net income of $3,103,123 or $693.42 per unit. For the same month in 2002, the Partnership was unprofitable in all the market sectors. The Partnership recorded net loss of $5,332,606 or $923.53 per unit.

In March 2003, the Partnership was unprofitable in all the market sectors. The Partnership recorded net loss of $3,703,762 or $827.64 per unit. For the same month in 2002, the energy and financials sectors produced most of the gains. The Partnership recorded net income of $3,702,128 or $653.84 per unit.

In April 2003, trading was most profitable in foreign currencies and the tropicals sector. The Partnership recorded net income of $708,082 or $159.08 per unit. For the same month in 2002, trading was most unprofitable in the tropicals and financials sectors. The gains in foreign currencies partially offset these losses. The Partnership recorded net loss of $1,510,092 or $263.55 per unit.

In May 2003, trading was most profitable in the financials sector and foreign currencies. The Partnership recorded net income of $3,637,237 or $817.16 per unit. For the same month in May 2002, the Partnership was most profitable in foreign currencies. The losses in energy partially offset these gains. The Partnership recorded net income of $2,038,068 or $358.07 per unit.

In June 2003, trading was unprofitable in all market sectors. The Partnership recorded net loss of $3,704,872 or $832.36. For the same month in June 2002, trading was profitable in all market sectors except for the metals sector. Foreign currencies and the financials sector produced most of the gains. The Partnership recorded net income of $7,825,383 or $1,395.60 per unit.

In July 2003, trading was most profitable in the energy sector. The losses in foreign currencies partially offset these gains. The Partnership recorded net income of $110,988 or $24.13 per unit. For the same month in 2002, trading was most profitable in financials sector. The losses in foreign currencies partially offset these gains. The Partnership recorded net income of $1,430,858 or $286.89 per unit.

In August 2003, trading was most profitable in the energy and tropicals sectors. The Partnership recorded net income of $790,792 or $168.57 per unit. For the same month in 2002, trading was most profitable in financials sector. The losses in foreign currencies partially offset these gains. The Partnership recorded net income of $1,294,641 or $272.28 per unit.

In September 2003, trading was most profitable in the financials, tropicals sectors and foreign currencies. The losses in the energy sector partially offset these gains. The Partnership recorded net income of $2,507,984 or $529.61 per unit. For the same month in 2002, trading was profitable in financials sector. The losses in foreign currencies partially offset these gains. The Partnership recorded net income of $1,537,661 or $326.64.

For the nine months ended September 30, 2003, the Partnership had expenses comprised of $1,604,275 in incentive fees, $948,408 in brokerage commissions (including clearing and exchange fees), $454,130 in management fees and $259,941 in administrative expenses. For the same nine months in 2002, the Partnership had expenses comprised of $2,138,560 in incentive fees, $705,400 in brokerage commissions (including clearing and exchange fees), $398,709 in management fees and $124,500 in administrative expenses. Brokerage commissions and management fees vary primarily as a result of changes in assets under management and quarterly profits. Change in brokerage commission rate from 3.5 percent to 4.0 percent, effective August 1, 2002, resulted in the increase in brokerage commission expenses for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Management fees increased during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 as the average net assets under management increased in the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. Incentive fees are generated by quarterly profits. Administrative fees consist of legal and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended. The Partnership became subject to such reporting requirements in April 1998.

As a result of the above, the Partnership recorded a profit of $5,567,453 or $1,201.62 per unit for the nine months ended September 30, 2003, as compared to a gain of $10,936,625 or $2,004.18 per unit for the same period in 2002.

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

The Partnership's capital resources are dependent upon three factors: (a) the income or losses generated by the Advisor; (b) the capital invested or redeemed by the limited partners; and (c) the capital invested or redeemed by the General Partner.

The Partnership sells limited partnership units to investors from time to time in private placements pursuant to Regulation D of the Securities Act of 1933, as amended. As of the last day of any month, a limited partner may redeem all of its limited partnership units on 10 days' prior written notice to the General Partner.

The General Partner must maintain a capital account in such amount as is necessary for the General Partner to maintain a minimum one percent (1%) interest in the capital, income and losses of the Partnership. All capital contributions by the General Partner necessary to maintain such capital account balance are evidenced by units of general partnership interest, each of which has an initial value equal to the net asset value per unit at the time of such contribution. The General Partner may withdraw any excess above its required minimum capital requirement without notice to the limited partners and may also contribute any greater amount to the Partnership.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership's primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on the basis of mark-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized. The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of September 30 2003, by market sector:

Interest Rate: Interest rate risk is a significant market exposure of the Partnership. Interest rate movements in one country as well as relative interest rate movements between countries can materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

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

Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of September 30, 2003, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used September 30, 2003 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

The prices of the Partnership's interest rate positions resulting from a 10% change in interest rates.

The U.S. dollar equivalent balances of the Partnership's currency exposures due to a 10% shift in currency exchange rates.

The market value of the Partnership's commodity instruments due to a 10% change in the price of the instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of September 30, 2003.

The potential loss in earnings for each market risk exposure as of September 30, 2003 was approximately:

Trading portfolio:

Commodity price risk               $    743,000

Interest rate risk                 $    713,000

Currency exchange rate risk        $  1,065,000


Item 4. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

There currently is no established public trading market for the Limited Partnership Units. As of September 30, 2003, 4,710.2779 Partnership Units were held by 347 Limited Partners and the General Partner.

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

From January 1, 2003 through September 30, 2003, the Partnership had a total of 252.3862 in net additions of Partnership Units with an aggregate value of $1,684,423. Details of the monthly net additions and redemptions of Partnership Units are as follows:

    Additions /                       Net amount of
    redemptions                  additions / redemptions
    -----------                  -------------------------
    January 2003                       $      (4,925)
    February 2003                      $     208,889
    March 2003                         $       1,409
    April 2003                         $  (1,313,100)
    May 2003                           $   1,185,984
    June 2003                          $     426,039
    July 2002                          $     387,232
    August 2003                        $     527,077
    September 2003                     $     265,818

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

                                       THE WILLOWBRIDGE FUND L.P.


Date: November 10, 2003                 By:  Ruvane Investment Corporation
                                              Its General Partner

                                       By:  /s/ Robert L. Lerner
                                            --------------------------------
                                            Robert L. Lerner
                                            President