Form 10-K
period 2003-12-31
WILLOWBRIDGE FUND LP
filed 2004-03-30
CIK 794775

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-K

(Mark One)
 |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended December 31, 2003

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K. |x|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes | | No |x|.

     As of March 9, 2004 the aggregate market value of the limited partnership interests of the registrant held by non-affiliates of the registrant was approximately $41,639,674.

                             TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I
     Item 1.   Business                                                     1
     Item 2.   Properties                                                  28
     Item 3.   Legal Proceedings                                           28
     Item 4.   Submission of Matters to a Vote of Security Holders         28

PART II
     Item 5.   Market Price of and Dividends on the Registrant's
               Common Equity and Related Stockholder Matters               28
     Item 6.   Financial Information                                       29
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         31
     Item 7A.  Quantitative and Qualitative Disclosures About
               Market Risk                                                 35
     Item 8.   Financial Statements and Supplementary Data                 36
     Item 9.   Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure                         36

PART III
     Item 10.  Directors and Executive Officers                            36
     Item 11.  Executive Compensation                                      37
     Item 12.  Security Ownership of Certain Beneficial Owner
               and Management                                              37
     Item 13.  Certain Relationships and Related Transactions              37
     Item 14.  Principal Accountant Fees and Services                      38

PART IV
     Item 15.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                         38

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

         The General Partner has selected Willowbridge Associates Inc. ("Willowbridge" or the "Advisor") as the Partnership's trading advisor. The Advisor's main business address is 101 Morgan Lane, Suite 180, Plainsboro, New Jersey 08536 and its telephone number is (609) 936-1100. The Advisor has been registered as a CPO and a CTA pursuant to the CEA since May 3, 1988 and is a member of the NFA in such capacities. All trading decisions regarding the Partnership are made by the Advisor. See "-- The Advisor."

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

         The General Partner is responsible for the allocation of the Partnership's capital among various investment programs. The Partnership's capital currently is allocated to the Primary Investment Program of the Advisor. See " -- Trading Programs." The General Partner, in the future, may allocate the Partnership's assets to other trading programs. In addition, the General Partner may introduce the Partnership's trades to the Partnership's commodity brokers. Under the terms of the Amended and Restated Limited Partnership Agreement of the Partnership (the "Partnership Agreement"), the General Partner will maintain its capital contributions to the Partnership in an amount equal to 1% of the aggregate capital raised by the Partnership from time to time. As of December 31, 2003, the General Partner owned approximately $932,897 of general partnership interests in the Partnership. The General Partner is a Delaware Corporation organized in January 1990. The principal of the General Partner is Robert L. Lerner. See "Directors and Executive Officers."

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

The Advisor

         The General Partner has selected Willowbridge as the Partnership's trading advisor. The Advisor is a global trading advisor, managing over U.S. $909 million in client capital (U.S. $553.4 million of actual funds and U.S. $355.6 million of notional funds, or funds that clients have instructed the Advisor to trade but not deposit into their brokerage accounts) as of February 1, 2004. This managed capital is allocated to futures, foreign exchange, interest rates and related markets for clients including international banks, brokerage firms, pension funds, institutions and high net worth individuals. The Advisor was organized as a Delaware corporation in January 1988 and trades on a 24-hour basis in over 70 markets worldwide. The primary activity of Willowbridge is to buy, sell (including short sales), make a spread or otherwise trade in Commodity Interests. The Advisor may, to a limited extent, also trade in other instruments. The trading principals of the Advisor are Philip L. Yang and Michael Y. Gan. See "Directors and Executive Officers."

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

         Vulcan determines, on a daily basis, whether to be long, short or flat each of the various commodities in its portfolio. The Vulcan portfolio traded for the Primary Investment Program includes:

Domestic Financial
Instruments:               Treasury Bills, Treasury Bonds, Treasury Notes,
                           Eurodollars

Foreign Financial
Instruments:               Euro-Yen, Japanese Bonds, Australian T-Bills,
                           Australian T-Bonds, Short Sterling, Gilts,
                           Euribor, Euro-Swiss, Bunds, French Notional,
                           Italian BTP, Spanish Bono, Eurex, Bobls

Currencies:                Pound Sterling, Canadian Dollar, Swiss Franc,
                           Japanese Yen, Australian Dollar, EuroFX,
                           EuroYen

         The above list is provided only as an indication of markets traded since the Advisor removes and adds contracts to the list from time to time.

         It is intended that approximately 15% to 40% of the assets under management pursuant to the Vulcan System normally will be committed as margin for Commodity Interest trading, but from time to time, the percentage of assets committed may be substantially more or less. Positions are generally held from 10 to 15 trading days. The largest monthly draw-down experienced by Willowbridge in using Vulcan was 29.82% and occurred in February 2002. The greatest peak-to-valley draw-down was 53.45% and occurred in the period between February 2001 to February 2002.

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

         It is intended that approximately 15% to 40% of assets under management normally committed as margin for Commodity Interest trading, but from time to time the percentage of assets committed may be substantially more or less. Argo's positions will generally be held from 20 to 30 trading days. The largest monthly draw-down experienced by Willowbridge in using Argo was 20.97% and occurred in July 2000. The greatest peak-to-valley draw-down was 39.52% and occurred in the period between October 1999 to July 2000.

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

         It is intended that approximately 15% to 40% of the assets under management pursuant to Siren will be normally committed as margin for Commodity Interest trading, but from time to time, the percentage of assets committed may be substantially more or less. The largest monthly draw- down experienced by Willowbridge in using Siren was 15.15% and occurred in September 2000. The greatest peak-to-valley draw-down was 35.30% and occurred in the period between March 2000 to November 2001.

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

         The clearing brokers must comply with the settlement procedures established by the clearinghouse of each exchange where the clearing broker is a clearing member. The rules of exchange vary, but at a minimum the exchange guarantees performance on every contract to each of its clearing members. Thus, once a trade between two clearing members is matched by the exchange, the rights and obligations under the futures or options contract do not run between the original buyer and seller, but between the clearing member and the seller of the contract, and between the clearing member and the buyer. The clearinghouse sets a settlement price for settling all accounts between clearing members for each contract month. Unliquidated positions on outstanding contracts are marked to market at least once a day via midday and/or morning calls to determine any additional margin requirements. In general, a clearinghouse is backed by the membership and will act in the event of non-performance by one of its members or one of the member's customers, the intent of which is to significantly reduce credit risk. If a clearing broker is not a member of an exchange clearinghouse, it will comply with the settlement procedures established with the actual carrying brokers and will operate through them. Settlement of calls on such contracts may take an extra day on U.S. exchanges or two extra days on non-U.S. exchanges. Additional margin requirements are wire-transferred by the clearing brokers to the appropriate clearinghouse. During the years ended December 31, 2003 and 2002, the Partnership had no material credit risk exposure to a counterparty that is a foreign commodities exchange.

Fees and Expenses

The General Partner

          Upon admission to the Partnership, each new subscriber for interests in the Partnership will pay 1% of his subscription amount to the General Partner as an administrative charge. Existing Limited Partners who subscribe for additional interests in the Partnership will pay to the General Partner 1% of the amount of the additional subscription as an administrative charge. The General Partner waives this charge for limited partners who are affiliates of the General Partner. The Partnership also pays the General Partner a yearly management fee in an amount equal to 1% of the net asset value of the Partnership as of the first business day of each year before deducting (i) accrued ordinary legal, accounting and auditing fees and (ii) any incentive fees payable to the Advisor. In addition, the Partnership paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.29% of the net asset value of the Partnership as of the beginning of each month (a 3.5% annual rate) for the period, January 1, 2002 to July 31, 2002. Beginning August 1, 2002, the Partnership paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of the Partnership as of the beginning of each month (a 4.0% annual rate). The General Partner will pay from this amount all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership's trading, but other execution costs, including give-up charges (charges paid to a party for executing trades that will be cleared by a third party) and service fees assessed by certain forward dealing desks, will be paid by the Partnership. The General Partner will pay from its own funds any futures brokerage commission and fees (except for certain execution costs as noted above) incurred by the Partnership in excess of the flat monthly rate it receives from the Partnership. The flat-rate brokerage commission to the General Partner is calculated after reduction for any brokerage commissions due at the end of the immediately preceding month, any redemptions or distributions as of such immediately preceding month-end and any accrued incentive fees as of such immediately preceding month-end, and after including the interest credits for such immediately preceding month-end and any additions as of the beginning of the month for which the flat-rate brokerage commission is being calculated. Lastly, in the event the flat-rate monthly brokerage commission payable by the Partnership to the General Partner at any time exceeds the actual brokerage commissions and related fees to which such flat-rate brokerage commission is applied, the General Partner will pay a portion of such excess to Limited Partners who became Limited Partners prior to September 1995, the date as of which the Partnership ceased to be a proprietary pool under CFTC Rules, which portion paid to any such Limited Partner shall not exceed such Limited Partner's pro rata share of the actual brokerage commissions and related fees paid by the Partnership. The General Partner may also pay a portion of such excess to properly registered selling agents as compensation for their ongoing services to the Partnership, which portion paid to any one selling agent is not expected to exceed 1% per annum of the net asset value of the limited partnership interests sold by such selling agent.

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

         The Partnership's "Net Assets" shall mean the total assets of the Partnership including all cash and cash equivalents (valued at cost), accrued interest and the market value of all open commodity positions and other assets maintained by the Partnership, less the market value of all liabilities and reserves of the Partnership, including accrued management and incentive fees, determined in accordance with the principles specified in Paragraph 6 of the Partnership Agreement and, where no principle is specified, in accordance with accounting principles generally accepted in the United States of America. The market value of a commodity futures contract or option on a commodity futures contract shall mean the most recent available closing quotation on the exchange through which the particular commodity futures contract or option on a commodity futures contract is traded by the Partnership; the market value of a forward contract is determined by the dealer with which the Partnership has traded the contract. If, however, a contract cannot be liquidated on the day with respect to which the cumulative profits or losses on the account are being determined, because of the operation of daily limits or other rules of the commodity exchange upon which that contract is traded or otherwise, the settlement price on the first subsequent day on which the contract can be liquidated is the basis for determining the liquidating value of such contract for such day. "New Profits" for the purpose of calculating the Advisor's incentive fee only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive fees paid or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive fee was paid or payable (after deduction of such incentive fee). In computing New Profits, the difference between (A) and
(B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive fee calculation is made, and (iii) increased by the amount of any losses attributable to redemptions.

Commodity Brokers

         The General Partner currently pays commission rates of approximately $11 for each initial purchase (or sale) and offsetting sale (or purchase) of a commodity futures contract with respect to the Partnership's trading (including NFA assessments and exchange fees), which rates in the future may be higher or lower. The General Partner believes that this brokerage rate is generally competitive with those charged by other commodity brokers; however, other commodity brokerage firms might offer lower rates to an account similar to that of the Partnership. Commissions are charged to the Partnership based on a percentage of the net asset value at the beginning of each month. The commission rate charged was
3.5 percent annually of the net asset value of the Partnership for the period, January 1, 2001 to July 31, 2002. Beginning August 1, 2002, the Partnership is charged 4.0 percent annually of the net asset value of the Partnership.

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

Others

         The General Partner will pay expenses of the continuing offering of Limited Partnership Units (consisting primarily of printing fees), estimated to be approximately $10,000 per year. The ordinary administrative expenses actually incurred by the Partnership, including periodic legal, accounting and auditing fees, and other administrative expenses and fees, which are estimated to be approximately $330,000 per year (excluding any extraordinary expenses), will be borne by the Partnership.

Break-Even Analysis

         As discussed above, the Partnership is obligated to pay trading and operational expenses and pay incentive fees, if any, which could materially affect the net results of an investment in the Partnership by reducing net profits or increasing net losses. The following table shows that the Partnership would have to make a 7.15% (11.15% if maximum 4% selling commission is charged) return on its investments or $1,788 ($2,788 if maximum 4% selling commission is charged) of trading income per $25,000 investment in the Partnership) in the first year in order for a limited partner to break even under the assumptions set forth in the accompanying notes. See "Charges to the Partnership" for a description of the fees and expenses charged to the Partnership. THE BREAK- EVEN ANALYSIS BELOW DOES NOT CONSTITUTE A REPRESENTATION BY THE PARTNERSHIP OR THE GENERAL PARTNER AS TO THE ACTUAL OPERATING EXPENSES OF THE PARTNERSHIP. FURTHERMORE, THERE CAN BE NO ASSURANCE THAT THE EXPENSES TO BE INCURRED BY THE PARTNERSHIP WILL NOT EXCEED THE AMOUNTS AS PROJECTED OR THAT THERE WILL BE NO OTHER EXPENSES.



                            Break-Even Analysis

===============================================================================
Subscription Amount (1)                                              $25,000
Administrative Charge (2)                                                250
General Partner's Management Fee (3)                                     250
Partnership's Ordinary Operating Expenses (4)                            253
Trading Advisor's Management Fee (5)                                     250
Trading Advisor's Incentive Fee on Trading Profits (6)                     0
Brokerage Commissions (7)                                              1,000
Less Interest Income (8)                                                (215)

Amount of Trading Income Required per Minimum
        Subscription Amount for the Partnership's net
        asset value at the end of one year to equal the
        Minimum Subscription Amount                                   $1,788

Percentage of Minimum Subscription Amount                               7.15%

        Amount of Trading Income Required per Minimum Subscription
        Amount for the Partnership's net asset value at the
        end of one year to equal the Minimum Subscription
        Amount if 4% maximum selling commission is charged (9)        $2,788

Percentage of Minimum Subscription Amount
including 4% maximum selling commission (9)                            11.15%
===============================================================================

NOTES:
(1) The minimum purchase is ordinarily $25,000 of interests ($10,000 for benefit plan investors).
(2) Investors pay a one-time administrative fee of 1% of their capital contributions.
(3) Investors pay the General Partner an annual management fee of 1% of net assets (0.25% of net assets on a quarterly basis).

(4) The Partnership's actual accounting, auditing, legal and other operating expenses will be borne by the Partnership. These expenses are expected to amount to approximately 1.01% of the Partnership's net asset value.
(5) Investors pay the Advisor a quarterly management fee of .25% of month-end net assets (1% per year).
(6) The Advisor will receive a quarterly incentive fee of 25% of New Profits (as defined on page 12). There will be no incentive fee at the break-even level, in as much as $1,517 in trading income, plus $374 in interest income, minus all of the fees and expenses shown above (totaling $1,891) results in $0 in New Profits.
(7)   Brokerage commissions are calculated at 4.0% of net asset value.
(8) The Partnership will earn interest on margin deposits with its clearing brokers. Based on current interest rates, interest income is estimated at 0.86% of net assets.
(9) Investors who subscribe through a selling agent may be charged a sales commission of up to 4% of the subscription amount, payable to the selling agent. The amount of the sales commission shall be determined between the investor and the selling agent.

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

     The Partnership has no employees and the General Partner has two employees. The fund administration and management information systems are provided by Lamp Technologies LLP.

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

Operating History of the Partnership

      The Partnership commenced trading in April 1991. The Partnership has realized a net gain through December 2003 and no assurance can be made as to the future performance of the Partnership. In addition, the Partnership's profitability has varied significantly from period to period. The results for any one period are not necessarily indicative of results for any other period.

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

Past Results Are No Assurance of Future Performance

      The General Partner and the Advisor each caution prospective investors to take seriously the warning required by both the CFTC and the
NFA: PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS. The General Partner and the Advisor each believe that such past performance may be of interest, but encourage investors to look at such information more as a statement of the Partnership's objectives than as any indication that such objectives will, in fact, be achieved. In fact, a significant amount of academic attention has focused on the fact that public futures funds more frequently than not underperform the past performance records included in the funds' prospectuses.

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

Automatic Termination

      The limited partnership interests are designed for investors who desire longer term investments. The Partnership will terminate automatically if there is a decline of greater than 50% in the Net Assets of the Partnership as of the end of any month from the Net Assets of the Partnership as of the beginning of the previous fiscal year of the Partnership. However, no assurance can be given to an investor as to the amount, if any, it will receive on such termination because the impossibility of executing trades under favorable conditions, as well as the expenses of liquidation, may completely deplete the Partnership's assets.

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

ITEM 4.  Submission of Matters to Vote of Security Holders.

         The General Partner submitted a proposed amendment to the limited partners to eliminate December 31, 2006 as the termination date of the Partnership. The requisite number of limited partners approved such amendment as of November 12, 2003 and the amendment was adopted.


                                  PART II

ITEM 5.  Market Price of and Dividends on the Registrant's Common
         Equity and Related Stockholder Matters

         There currently is no established public trading market for the Limited Partnership Units. As of December 31, 2003, approximately 4,934 Partnership Units were held by 380 Limited Partners and the General Partner.

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

         From January 1, 2003 through December 31, 2003, a total of 476.24 Partnership Units were subscribed for the aggregate net subscription amount of $3,330,018. Details of the net subscriptions and redemptions of these Partnership Units are as follows:

Date of                                  Net amount of
Subscriptions/Redemptions                Subscriptions/Redemptions
-------------------------                -------------------------
January 2003                                       ($4,925)
-------------                                --------------
February 2003                                     $208,889
-------------                                --------------
March 2003                                          $1,409
-----------                                  --------------
April 2003                                     ($1,313,100)
-----------                                  --------------
May 2003                                        $1,185,984
-----------                                  --------------
June 2003                                         $426,039
-----------                                  --------------
July 2003                                         $387,232
-----------                                  --------------
August 2003                                       $527,077
------------                                 --------------
September 2003                                    $265,818
---------------                              --------------
October 2003                                      $844,809
-------------                                --------------
November 2003                                     ($20,466)
--------------                               --------------
December 2003                                     $821,252
-------------                                --------------


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

Item 6.  Financial Information

Selected Financial Data

        The Selected financial data presented below has been derived in part from, and should be read in connection with, the financial statements of the Partnership included elsewhere in this filing.


                                                                   SELECTED FINANCIAL DATA
                                                      (in thousands, except units and per unit amounts)

                                                                 Year Ended December 31,
                                             ------------------------------------------------------------
                                             2003          2002          2001          2000          1999
                                             ----          ----          ----          ----          ----
Operations Data:

Income:
Realized Gains (Losses) on Closed         $  8,919      $ 14,069      $  2,670      $   (789)     $    267
Positions, Net
  Change in Unrealized
  Gains/Losses on Open Positions, Net        1,014          (449)       (4,533)        7,145           661

Interest Income                                280           398           960         1,296         1,123

Expenses:
Incentive Fees                               1,784         2,139           498           781           806

Brokerage Commissions (including
  Clearing and Exchange Fees)                1,310           993           918           847           935

Management Fees                                615           535           537           507           484

Administrative Expenses                        398           169           165           227           134
                                          ---------     ---------     ---------     ----------    ---------
Net Income (Loss)                         $  6,106      $ 10,182      $ (3,021)     $  5,290      $   (309)
                                          =========     =========     =========     ==========    =========
Net Change in Net Asset Value Per Unit
  of Partnership Interest (for a Unit
  Outstanding Throughout Each Year)       $  1,304      $  1,850      $   (604)     $    973      $    (37)
                                          =========     =========     =========     ==========    =========

Financial Condition Data:

Limited Partners' Capital                 $ 36,620      $ 27,366      $ 24,946      $ 26,701      $ 24,440

General Partner's Capital                      933           752           799         1,002         1,447
                                          ---------     ---------     ---------     ---------     ---------
Partners' Capital (Net Asset Value)       $ 37,553      $ 28,118      $ 25,745      $ 27,703      $ 25,887
                                          =========     =========     =========     =========     =========

Total Assets                              $ 38,504      $ 29,519      $ 26,122      $ 31,158      $ 26,302

Net Asset Value per Unit                  $  7,611      $  6,307      $  4,458      $  5,062      $  4,089

Partnership Units Outstanding
  At End of Period                           4,934         4,458         5,775         5,473         6,332



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

              As of December 31, 2003, the assets of the Partnership were allocated for trading in Commodity Interests entirely to the Advisor's Primary Program. The Primary Program consists of the Argo, Vulcan and Siren computer-based, quantitative trading systems.

              The Partnership paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.29% of the net asset value of the Partnership as of the beginning of each month (a 3.5% annual rate) for the period, January 1, 2001 to July 31, 2002. Beginning August 1, 2002, the Partnership paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of the Partnership as of the beginning of each month (a 4.0% annual rate). The General Partner pays from this amount all commission charges and fees with respect to the Partner's trading in Commodity Interests. The flat-rate monthly commission is common among programs such as the Partnership, although the General Partner believes the rate charged the Partnership is lower than that of similar programs. As of December 31, 2003, ADM and Man are the clearing brokers for the Partnership.


Results of Operations

Comparison of fiscal years ended December 31, 2003 and 2002

As of December 31, 2003, total partners' capital (net asset value) of the Partnership was $37,553,436 compared to its net asset value of $28,117,747 at December 31, 2002. The Partnership's 2003 subscriptions and redemptions totaled $7,119,012 and $3,788,994 respectively, compared to $2,008,177 and $9,817,466 respectively, in 2002.

For the year ended December 31, 2003, the Partnership had net realized and unrealized trading gains of $9,932,661 and $280,288 in interest income. For that same period, the Partnership had expenses comprised of $1,783,681 in incentive fees, $1,309,753 in brokerage commissions including clearing and exchange fees, $615,423 in management fees and $398,421 in administrative expenses. This resulted in the Partnership having a net income of $6,105,671 for 2003. The decrease in trading gains/losses of $3,686,878 in 2003 compared to 2002 was primarily due to significant trading losses in energy and financials which were realized during 2003.

Incentive fees were accrued through the fourth quarter of 2003 since the Partnership incurred trading gains through all four quarters of 2003. Trading gains in the first quarter of 2003 offset trading losses in the fourth quarter of 2002. In the prior year, incentive fees were higher due to the trading gains for the first three quarter of 2002 offsetting trading losses in the fourth quarter of 2002. The net asset value per Unit at December 31, 2003 increased 20.67% from $6,307.41 at December 31, 2002 to $7,610.95 at
December 31, 2003.

Interest income decreased to $280,288 in 2003 from $397,838 in 2002 primarily due to the lower interest rate environment in 2003. Brokerage commissions increased to $1,309,753 in 2003 from $993,401 in 2002. Brokerage commissions were charged based on monthly beginning net assets at a rate of 3.5 percent annually for the period January 1, 2002 to July 31, 2002. Beginning August 1, 2002, the Partnership paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of the Partnership as of the beginning of each month (a 4.0% annual rate). Management fees increased marginally to $615,423 in 2003 from $534,498 in 2002. Management fees are charged as percentage of the net assets therefore the increase is due to the higher net assets value in 2003. Administrative expenses increased by $229,896 over 2002, primarily due to the enactment in 2003 of a new annual state tax assessment and increase in professional fees.

Comparison of fiscal years ended December 31, 2002 and 2001

As of December 31, 2002, total partners' capital (net asset value) of the Partnership was $28,117,747 compared to its net asset value of $25,744,644 at December 31, 2001. The Partnership's 2002 subscriptions and redemptions totaled $2,008,177 and $9,817,466 respectively, compared to $5,068,445 and $4,005,571 respectively, in 2001.

For the year ended December 31, 2002, the Partnership had net realized and unrealized trading gains of $13,619,539 and $397,838 in interest income. For that same period, the Partnership had expenses comprised of $2,138,561 in incentive fees, $993,401 in brokerage commissions including clearing and exchange fees, $534,498 in management fees and $168,525 in administrative expenses. This resulted in the Partnership having a net income of $10,182,392 for 2002. The increase in trading gains/losses of $15,482,748 from December 31, 2001 to December 31, 2002 was primarily due to significant realized trading gains in foreign currencies and financials which were recognized during 2002.

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

Interest income decreased to $397,838 in 2002 from $959,821 in 2001 primarily due to the lower interest rate environment in 2002. Brokerage commissions increased to $993,401 in 2002 from $917,728 in 2001. Brokerage commissions were charged based on monthly beginning net assets at a rate of 3.5 percent annually for the period January 1, 2002 to July 31, 2002. Beginning August 1, 2002, the Partnership paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of the Partnership as of the beginning of each month (a 4.0% annual rate). Management fees decreased marginally to $534,498 in 2002 from $537,384 in 2001. Management fees are charged as percentage of the net assets, therefore the decrease is due to the lower net asset value in 2002.

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

Contractual Obligations and Commercial Commitments

              In the ordinary course of business, the Partnership enters into contracts with third parties, pursuant to which the third parties provide services to or on behalf of the Partnership. Purchase obligations represent executory contracts, which are either non-cancelable or cancelable with a penalty. At December 31, 2003, the Partnership's purchase obligations and commitments primarily reflect management agreements.

Summary of Commitments:
                                                                  2006 and
(Dollar amounts in thousands)         Total     2004     2005     thereafter (1)
                                      -----     ----     ----     ----------
Management Fees (General
  Partner) (2)                       $1,138     $376     $376       $376
Management Fees (Adviser) (2)           376      376
                                    --------   ------   ------     ------

  Total Commitments                  $1,514     $752     $376       $376
                                    --------   ------   ------     ------

(1) Pursuant to the amended and restated limited partnership agreement of the Partnership, the Partnership shall end upon withdrawal, insolvency or dissolution of the General Partner or a decline of greater than fifty percent of the net assets of the Partnership as defined in the Agreement, or the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued. The amounts represent per year commitments for 2006 and thereafter.

(2) Estimated fees based on net assets as of December 31, 2003.

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

Recently Issued Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises that control another entity through interests other than voting interest (referred to as variable interest entity or "VIE"). On December 24, 2003, FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46(R)"), was issued to clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended by FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries". Neither FIN 46 nor FIN 46(R) exempt non-registered investment companies from their scope. Nonetheless, the effective date of FIN 46(R) has been indefinitely deferred for investment companies (including non-registered investment companies) that are accounting for their investments in accordance with the AICPA Audit and Accounting Guide, Audits of Investment Companies. AS of December 31, 2003, management does not believe that the Partnership holds any interest in investments that may be considered to be VIEs. Further, management does not believe that the ultimate adoption of FIN 46(R) will have a material impact on the Partnership's financial statements.

In May 2003, FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which addresses an issuers' classification in the statement of financial position of certain financial instruments that have characteristics of both liabilities and equity but that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position. SFAS 150 also addresses questions about classification of certain financial instruments that embody obligation to issue equity shares. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. The Partnership's interests issued to General and Limited Partners do not come under the guidance of SFAS 150 and therefore the adoption of SFAS 150 did not have an impact on the financial statements of the Partnership.

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

         The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of December 31, 2003, by market sector:

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

         Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of December 31, 2003, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

         The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used December 31, 2003 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments.

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

The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of December 31, 2003.

The potential loss in earnings for each market risk exposure as of December 31, 2003 was:

Trading portfolio:

              Currency exchange rate risk        $  866,000
                                                  ---------
              Commodity price risk               $1,369,000
                                                  ---------
              Interest rate risk                 $  356,000
                                                  ---------

Item 8.  Financial Statements and Supplementary Data

         The Partnership's financial statements, together with the independent auditors' report thereon, appear on pages F-1 through F-17 hereof.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

         As of December 31, 2003, approximately 4,934 Partnership Units were held by 380 Limited Partners and the General Partner. The following table sets forth certain information as of December 31, 2003 with respect to each person known to the Partnership to beneficially own more than 5% of the outstanding Partnership Units.


Name and Address                                Number of Limited      Percent of Total
of Beneficial Owner                             Partnership Units      Partnership Units
-------------------                             -----------------      -----------------
Kenneth Hart, Eag, Gunster, Yoakley et al.           248.282               5.0319%
Qualified Plans Master Trust
777 South Flagler Drive, Suite 500 East
West Palm Beach, Fl. 33401
----------------------------------------------------------------------------------------

PY Family Limited Partnership                        337.452               6.8391%
PY Corporation, General Partner
101 Morgan Lane, Suite 180
Plainsboro, NJ  08536
----------------------------------------------------------------------------------------


         The Partnership has no directors or officers. The General Partner manages and conducts the business of the Partnership. As of December 31, 2003, the General Partner owned $932,897 of general partner interests in the Company, or 122.573 Partnership Units, representing approximately 2.5% of the total outstanding Partnership Units, and also beneficially owned 27.122 Limited Partnership Units. The General Partner is owned entirely by Robert L. Lerner and trusts for the benefit of him and his family.

Item 13. Certain Relationships and Related Transactions

         The General Partner manages and conducts the business of the Partnership. To compensate the General Partner for its management of the Partnership, its monitoring of the Advisor's portfolio and its assumption of the financial burden of operating the Partnership, the General Partner receives management and other fees from the Partnership. See "Business -- Fees and Expenses." For the years ended December 31, 2003, 2002, and 2001, the General Partner received a management fee from the Partnership pursuant to the Partnership Agreement in the amounts of 281,177, $257,446 and $277,033, respectively. For the years ended December 31, 2003, 2002 and 2001, the General Partner received administrative charges from the Limited Partners pursuant to the Partnership Agreement in the amount of $52,421, $17,215 and $30,577, respectively. This is a one-time, one percent of capital administrative charge for partners on their contribution. The General Partner waives this charge for limited partners who are affiliates of the General Partner. For the years ended December 31, 2003, 2002 and 2001, the General Partner received net brokerage commissions of $717,852, $394,488 and $190,613, respectively, from the Partnership. Net brokerage commissions represent the gross brokerage commissions of 3.5% annually of the net asset value of the Partnership less actual brokerage commissions paid to clearing brokers. One individual who is associated with the CTA is also a limited partner of the fund. At December 31, 2003, 2002 and 2001 the individual's outstanding partnership interest was $2,568,329, $2,108,893 and $1,485,719, respectively.

Item 14. Principal Accountant Fees and Services

Fees Incurred by the Partnership for Deloitte & Touche LLP

         The following table shows the fees (in thousands) paid or accrued by the Partnership for the audit and other services provided by Deloitte & Touche LLP for 2003 and 2002.

                                              2003      2002
                                              ----      ----

             Audit Fees (1)                 $ 66.5     $ 55.0
             Audit-Related Fees (2)              -          -
             Tax Fees (3)                     32.0       31.0
             All Other Fees (4)                  -          -
                                            ------     ------
                                            $ 98.5     $ 86.0

         Engagement of the Independent Auditor. The General Partner is responsible for approving every engagement of Deloitte & Touche LLP to perform audit or non-audit services for the Partnership before Deloitte & Touche LLP is engaged to provide those services. The General Partner considers whether the provision of any non-audit provisions is compatible with maintaining Deloitte & Touche LLP's independence.

------------------
(1) Audit fees represent fees for professional services provided in connection with the audit of the Partnership's annual financial statements and review of our quarterly financial statements.

(2)   None.

(3) For 2003 and 2002, respectively, tax fees principally included tax compliance fees of $27,000 and $31,000, and tax advice and tax planning fees of $5,000 and $0.

(4)   None.


                                  PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         31.1 Section 302 Certification

         32.1 Section 906 Certification

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

                                        THE WILLOWBRIDGE FUND, L.P.
                                        By: Ruvane Investment Corporation
                                        Its: General Partner


                                        By:  /s/ Robert L. Lerner
                                            ---------------------------
                                            Robert L. Lerner, President

Date:  March 15, 2004

The Willowbridge Fund L.P.
Financial Statements as of
December 31, 2003 and 2002 and
for the Years Ended December 31,
2003, 2002 and 2001, and
Independent Auditors' Report

                         The Willowbridge Fund L.P.
             C/o Ruvane Investment Corporation, General Partner
                             Four Benedek Road
                            Princeton, NJ 08540








I affirm that, to the best of my knowledge and belief, the information contained in the attached financial statements of The Willowbridge Fund L.P. as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 is accurate and complete.








                                           Ruvane Investment Corporation
                                           General Partner of
                                           The Willowbridge Fund L.P.

                                             /s/ Robert L. Lerner
                                           --------------------------------
                                           By:  Robert L. Lerner, President

THE WILLOWBRIDGE FUND L.P.

TABLE OF CONTENTS
-------------------------------------------------------------------------------


                                                                         Page

INDEPENDENT AUDITORS' REPORT                                             F-4

FINANCIAL STATEMENTS:

   Statements of Financial Condition as of December 31,
     2003 and 2002                                                       F-5

   Condensed Schedules of Investments as of December 31,
     2003 and 2002                                                    F-6 - F-7

   Statements of Income (Loss) for the Years Ended December 31,
     2003, 2002 and 2001                                                 F-8

   Statements of Changes in Partners' Capital for the Years
     Ended December 31, 2003, 2002 and 2001                              F-9

   Notes to Financial Statements                                    F-10 - F-16

INDEPENDENT AUDITORS' REPORT


To the Partners of
The Willowbridge Fund L.P.:

We have audited the accompanying statements of financial condition of The Willowbridge Fund L.P., including the condensed schedules of investments, as of December 31, 2003 and 2002, and the related statements of income
(loss) and of changes in partners' capital for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial to above present fairly, in all material respects, the financial position of The Willowbridge Fund L.P. as of December 31, 2003 and 2002, and the results of its operations and changes in its partners' capital for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche
Parsippany, New Jersey
March 15, 2004


THE WILLOWBRIDGE FUND L.P.

STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2003 AND 2002
------------------------------------------------------------------------------------------------------------------

                                                                                  2003                  2002

ASSETS
CASH                                                                         $   1,491,478        $   1,364,472

EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
   Due from broker                                                              32,839,696           25,084,626
   Net unrealized gains on open futures and forward contracts                    4,034,794            3,021,151
                                                                             --------------       -------------
                                                                                36,874,490           28,105,777

ACCOUNTS RECEIVABLE                                                                132,554               43,851

INTEREST RECEIVABLE                                                                  5,491                5,381
                                                                             --------------       -------------
TOTAL ASSETS                                                                 $  38,504,013        $  29,519,481
                                                                             ==============       =============
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Prepaid subscriptions                                                     $     410,810        $     210,274
   Accrued Incentive fees                                                          179,406                    -
   Redemptions payable                                                             129,171            1,081,906
   Other accrued expenses                                                          126,190               36,280
   Accrued management fees                                                          91,000               71,874
   Accounts payable                                                                 14,000                    -
   Sales commissions                                                                     -                1,400
                                                                             --------------       -------------
TOTAL LIABILITIES                                                                  950,577            1,401,734

PARTNERS' CAPITAL:
   Limited partners (4,811.5582 and 4,338.6367 fully redeemable
     units at December 31, 2003 and December 31, 2002, respectively)            36,620,539           27,365,555
   General partner (122.5730 and 119.2550 fully redeemable
     units at December 31, 2003 and December 31, 2002, respectively)               932,897              752,192
                                                                             --------------       -------------
TOTAL PARTNERS' CAPITAL                                                         37,553,436           28,117,747
                                                                             --------------       -------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                      $  38,504,013        $  29,519,481
                                                                             ==============       =============


NET ASSET VALUE PER UNIT
(Based on 4,934.1312 and 4,457.8917 units outstanding
   at December 31, 2003 and December 31, 2002, respectively)                 $    7,610.95        $    6,307.41
                                                                             ==============       =============

See Notes to Financial Statements.





THE WILLOWBRIDGE FUND L.P.


CONDENSED SCHEDULE OF INVESTMENTS

FOR THE YEAR ENDED DECEMBER 31, 2003
---------------------------------------------------------------------------------------------------------------------------------
                                 Long Positions                   Short Positions                        Net Unrealized

Commodity Futures     Unrealized Gain    Percentage of    Unrealized Gain    Percentage of      Gain (Loss) on      Percentage of
 Industry Sector        (Loss), Net        Net Asset        (Loss), Net        Net Assets       Open Positions       Net Assets
------------------    ---------------   ---------------   ---------------   ---------------     ---------------    --------------

Livestocks             $          -               -        $  250,580           0.667%          $   250,580            0.667%

Grains                      817,702           2.177%          (72,950)         -0.194%              744,752            1.983%

Tropical Products                 -               -            21,976           0.059%               21,976            0.059%

Energy                     (227,548)         -0.606%                -               -              (227,548)          -0.606%

Currencies                2,688,930           7.160%                -               -             2,688,930            7.160%

Interest rates               57,124           0.152%                -               -                57,124            0.152%

Metals                      498,980           1.329%                -               -               498,980            1.329%
                      --------------     ------------     ------------     ------------       --------------       ----------
                       $  3,835,188          10.212%       $  199,606           0.532%         $  4,034,794           10.744%
                      ==============     ============     ============     ============       ==============       ==========


See Notes to Financial Statements.








THE WILLOWBRIDGE FUND L.P.


CONDENSED SCHEDULE OF INVESTMENTS

FOR THE YEAR ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------------------------------------------------------
                              Long Positions                    Short Positions                        Net Unrealized

Commodity, Futures      Unrealized      Percentage of      Unrealized     Percentage of       Gain (Loss) on     Percentage of
 Industry Sector        Gain, Net         Net Asset        (Loss), Net      Net Assets        Open Positions       Net Assets
-------------------   --------------    -------------     ------------   ---------------     ---------------     --------------

Livestocks            $     23,070          0.082%         $        -                -        $     23,070          0.082%

Grains                           -              -             (46,970)          -0.167%            (46,970)        -0.167%

Tropical Products          158,996          0.565%                  -                -             158,996          0.565%

Energy                     899,134          3.198%                  -                -             899,134          3.198%

Currencies               1,053,696          3.747%                  -                -           1,053,696          3.747%

Interest rates             817,055          2.906%                  -                -             817,055          2.906%

Metals                     116,170          0.413%                  -                -             116,170          0.413%
                      --------------    -------------     ------------     -------------      --------------    -----------
                      $  3,068,121         10.911%         $  (46,970)          -0.167%       $  3,021,151         10.744%
                      ==============    =============     ============     =============      ==============    ===========


See Notes to Financial Statements.





THE WILLOWBRIDGE FUND L.P.


STATEMENTS OF INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------------------------------------------------------

                                                                           2003                 2002               2001

INCOME (LOSS):
   Profits (losses) on trading of commodity futures,
   forwards and options:
   Realized gains (losses) on closed positions, net                 $    8,919,018        $  14,068,864      $  2,669,640
   Change in unrealized gains/losses on open
    positions, net                                                       1,013,643             (449,325)       (4,532,849)
                                                                    ----------------      --------------     -------------

         Total trading profits (losses)                                  9,932,661           13,619,539        (1,863,209)


   Interest income                                                         280,288              397,838           959,821
                                                                    ----------------      --------------     -------------

         Total income (loss)                                            10,212,949           14,017,377          (903,388)
                                                                    ----------------      --------------     -------------

EXPENSES:
  Incentive fees                                                         1,783,681            2,138,561           498,003
  Brokerage commissions (includes clearing and
     exchange fees of $181, $45, and $15
     in 2003, 2002, and 2001, respectively)                              1,309,753              993,401           917,728
  Management fees                                                          615,423              534,498           537,384
  Administrative expenses                                                  398,421              168,525           165,060
                                                                    ----------------      --------------     -------------

         Total expenses                                                  4,107,278            3,834,985         2,118,175
                                                                    ----------------      --------------     -------------

NET INCOME (LOSS)                                                   $    6,105,671        $  10,182,392      $ (3,021,563)
                                                                    ================      ==============     =============

NET INCOME (LOSS) ALLOCATION:

   Limited partners                                                 $    5,949,534        $   9,933,311      $ (2,908,469)
                                                                    ================      ==============     =============

   General partner                                                  $      156,137        $     249,081      $   (113,094)
                                                                    ================      ==============     =============

CHANGE IN NET ASSET VALUE PER UNIT                                  $     1,303.54        $    1,849.78      $    (604.10)
                                                                    ================      ==============     =============



See Notes to Financial Statements.






THE WILLOWBRIDGE FUND L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
----------------------------------------------------------------------------------------------------------------------------

                                                 General Partner                 Limited Partners            Total Partners'
                                              Units          Amount          Units            Amount             Capital
                                           ----------    ------------    -------------   --------------    -----------------

PARTNERS' CAPITAL JANUARY 1, 2001           197.9790     $ 1,002,116       5,275.1221     $ 26,701,217       $ 27,703,333

     Additions                                7.2634          34,500       1,110.3631        5,033,945          5,068,445

     Redemptions                            (26.1062)       (125,000)       (789.2003)      (3,880,571)        (4,005,571)

     Net Loss                                      -        (113,094)               -       (2,908,469)        (3,021,563)
                                           ----------    ------------    -------------   --------------    -----------------

PARTNERS' CAPITAL, DECEMBER 31, 2001        179.1362         798,522       5,596.2849       24,946,122         25,744,644

     Additions                                4.1981          19,623         421.1960        1,988,554          2,008,177

     Redemptions                            (64.0793)       (315,034)     (1,678.8442)      (9,502,432)        (9,817,466)

     Net Income                                    -         249,081                -        9,933,311         10,182,392
                                           ----------    ------------    -------------   --------------    -----------------

PARTNERS' CAPITAL, DECEMBER 31, 2002        119.2550         752,192       4,338.6367       27,365,555         28,117,747

     Additions                                8.4818          59,572       1,008.8862        7,059,440          7,119,012

     Redemptions                             (5.1638)        (35,004)       (535.9647)      (3,753,990)        (3,788,994)

     Net Income                                    -         156,137                -        5,949,534          6,105,671
                                           ----------    ------------    -------------   --------------    -----------------

PARTNERS' CAPITAL, DECEMBER 31, 2003        122.5730     $   932,897       4,811.5582     $ 36,620,539       $ 37,553,436
                                           ==========    ============    =============   ==============    =================

See Notes to Financial Statements.


THE WILLOWBRIDGE FUND L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
-------------------------------------------------------------------------------


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

     In accordance with the amendment to Section 5 of the Agreement, effective January 16, 2003, the Partnership offers separate classes of limited partnership interests, whereby interests which were already issued by the Partnership will be designated as Class A interests. The Partnership is now also offering Class B limited partnership interests in private offering pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended. The Partnership will offer the Class B interests up to an aggregate of $100,000,000. As of December 31, 2003, no class B units of the Partnership have been issued.

     The Partnership shall end upon withdrawal, insolvency or dissolution of the General Partner or a decline of greater than fifty percent of the net assets of the Partnership as defined in the Agreement, or the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Due from Broker - Due from broker represents cash required to meet margin requirements and excess funds not required for margin which are typically invested in 30 day commercial paper and U.S. Treasury bills which are carried at cost plus accrued interest, which approximates market. The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership's behalf. The General Partner monitors the financial conditions of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

     Revenue Recognition - Investments in swaps, commodity futures, options and forward contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period. The difference between the original contract amount and fair value is recorded in income as an unrealized gain/(loss). Realized gains and losses on closed contracts are recorded on a first-in-first-out basis. Interest income is recognized on an accrual basis. All commodity futures, options and forward contracts and financial instruments are recorded at fair value in the financial statements. Fair Value is based on quoted market prices.

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

     Commissions - Commissions were charged at a rate of 3.5 percent annually of the net asset value of the Partnership at the beginning of each month for the period, January 1, 2001 to July 31, 2002. Beginning August 1, 2002, the Partnership paid to the General Partner a flat-rate of 4.0 percent annually of the net asset value of the Partnership as of the beginning of each month. For the years ended December 31, 2003, 2002 and 2001, the General Partner received net brokerage commissions of $717,852, $394,488 and $190,613, respectively, from the Partnership.

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

     Management Fees - The General Partner is paid a management fee equal to one percent of the net assets of the Partnership (as defined in the Agreement) as of the first day of the fiscal year. Such fees amounted to $281,177, $257,446 and $277,033 in 2003, 2002 and 2001, respectively. At
     December 31, 2003 and 2002, no amounts are due to the General Partner for management fees.

     In addition, the Partnership pays Willowbridge a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership. These fees amounted to $334,246, $277,052 and $260,351 in 2003, 2002 and 2001,
     respectively.

     Administrative Expenses - Administrative expenses include professional fees, bookkeeping costs and other charges such as registration fees, printing costs and bank fees.

     Income Taxes - Income taxes have not been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership's profits.

     Subscriptions - Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of previous month. Partners' contributions received in advance for subscriptions are recorded as prepaid subscriptions in the statements of financial condition. The General Partner charges a one percent initial administrative fee on all limited unit subscriptions. The General Partner waives this charge for limited partners who are affiliates of the General Partner. Subscription proceeds to the Partnership are recorded net of these charges. For the years ended December 31, 2003, 2002 and 2001, the General Partner received initial administrative fees of $52,421, $17,215 and $30,577, respectively.

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

     Recently Issued Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises that control another entity through interests other than voting interest (referred to as variable interest entity or "VIE"). On December 24, 2003, FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46(R)"), was issued to clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended by FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries". Neither FIN 46 nor FIN 46(R) exempt non-registered investment companies from their scope. Nonetheless, the effective date of FIN 46(R) has been indefinitely deferred for investment companies (including non-registered investment companies) that are accounting for their investments in accordance with the AICPA Audit and Accounting Guide, Audits of Investment Companies. AS of December 31, 2003, management does not believe that the Partnership holds any interest in investments that may be considered to be VIEs. Further, management does not believe that the ultimate adoption of FIN 46(R) will have a material impact on the Partnership's financial statements.

     In May 2003, FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which addresses an issuers' classification in the statement of financial position of certain financial instruments that have characteristics of both liabilities and equity but that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position. SFAS 150 also addresses questions about classification of certain financial instruments that embody obligation to issue equity shares. SFAS 150 is effective for financial instruments entered into or modified after May
     31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. The
     Partnership's interests issued to General and Limited Partners do not come under the guidance of SFAS 150 and therefore the adoption of SFAS 150 did not have an impact on the financial statements of the Partnership.

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

      The Partnership's trading results by market sector were as follows:

                                   For the year ended December 31, 2003
                          -----------------------------------------------------
                                             Net Change in         Total Net
                           Net Realized        Unrealized           Trading
                          Gains/(Losses)      Gains/Losses       Gains/(Losses)
                          --------------     --------------      --------------

Currencies                $   7,781,176      $   1,635,235      $   9,416,411

Financials                   (2,605,914)          (759,932)        (3,365,846)

Grains                        2,278,422            791,722          3,070,144

Livestock                     1,347,791            227,510          1,575,301

Tropical products            (1,138,178)          (137,020)        (1,275,198)

Energies                     (1,013,267)        (1,126,682)        (2,139,949)

Metals                          959,235            382,810          1,342,045
                          --------------     --------------     ---------------
Total trading profits,
  net, less brokerage
  commissions                 7,609,265          1,013,643          8,622,908

Brokerage commissions         1,309,753                  -          1,309,753
                          --------------     --------------     ---------------
Total trading
  profits, net            $   8,919,018      $   1,013,643      $   9,932,661
                          ==============     ==============     ===============

                                    For the year ended December 31, 2002
                          -----------------------------------------------------
                                             Net Change in         Total Net
                           Net Realized        Unrealized           Trading
                          Gains/(Losses)      Gains/Losses       Gains/(Losses)
                          --------------     --------------      --------------

Currencies                $   6,011,883      $  (1,547,037)     $   4,464,846

Financials                    6,968,034            676,858          7,644,892

Grains                        1,315,282           (272,047)         1,043,235

Livestock                       214,601            (23,930)           190,671

Tropical products              (693,100)            66,856           (626,244)

Energies                        325,359            665,333            990,692

Metals                       (1,066,596)           (15,358)        (1,081,954)
                          --------------     --------------     ---------------
Total trading profits,
  net, less brokerage
  commissions                13,075,463           (449,325)        12,626,138

Brokerage commissions           993,401                  -            993,401
                          --------------     --------------     ---------------
Total trading
  profits, net            $  14,068,864      $    (449,325)     $  13,619,539
                          ==============     ==============     ===============






                                   For the year ended December 31, 2001
                          -----------------------------------------------------
                                             Net Change in         Total Net
                           Net Realized        Unrealized           Trading
                          Gains/(Losses)      Gains/Losses       Gains/(Losses)
                          --------------     --------------      --------------

Currencies                $  (1,462,114)     $  (1,777,388)      $ (3,239,502)

Financials                    6,120,850         (3,080,938)         3,039,912

Grains                       (1,799,461)            94,534         (1,704,927)

Livestock                      (898,239)          (135,080)        (1,033,319)

Tropical products               630,613             78,796            709,409

Energies                       (146,760)           233,801             87,041

Metals                         (692,977)            53,426           (639,551)
                          --------------     --------------     ---------------
Total trading profits,
  net, less brokerage
  commssions                  1,751,912         (4,532,849)        (2,780,937)

Brokerage commissions           917,728                  -            917,728
                          --------------     --------------     ---------------
Total trading
  losses, net             $   2,669,640      $  (4,532,849)     $  (1,863,209)
                          ==============     ==============     ===============



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

      Credit Risk - Futures and forwards are contracts for delayed delivery of financial interests in which the seller agrees to make delivery at a specified future date of a specified financial instrument at a specified price or yield. Risk arises from changes in the market value of the underlying instruments and with respect to forward contracts, from the possible inability of counterparties to meet the terms of the contracts. Credit risk due to counterparty nonperformance associated with these instruments is the net unrealized gain, if any, included in the Statements of Financial Condition. The Partnerships counterparties are major brokerage firms and banks located in the United States, or their foreign affiliates.

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

5.    NET ASSET VALUE PER PARTICIPATING UNIT

      The net asset value per participating unit at December 31, 2003 and 2002 was $7,610.95 and $6,307.41, respectively. There were 4,934.1312 and 4,457.8917 units issued and outstanding at December 31, 2003 and 2002, respectively.


6. FINANCIAL HIGHLIGHTS

   The following sets forth the financial highlights for the years ended December 31, 2003, 2002, 2001, 2000 and 1999.

                                                2003            2002            2001             2000             1999
                                                ----            ----            ----             ----             ----

Per Share Operating Performance
(for a share outstanding for
the entire year)

Net Asset Value, Beginning of Year          $ 6,307.40      $ 4,457.63      $ 5,061.73        $ 4,088.73       $ 4,125.73
                                            -----------     -----------     -----------       -----------      -----------
Income (loss) from investment operations

  Net investment loss (1)                      (817.05)        (624.41)        (231.59)          (196.02)         (147.99)

  Net realized and change in unrealized
    gain/loss on investments                  2,120.59        2,474.19         (372.51)         1,169.02           110.99
                                            -----------     -----------     -----------       -----------      -----------

    Total from investment operations          1,303.54        1,849.78         (604.10)           973.00           (37.00)
                                            -----------     -----------     -----------       -----------      -----------

Net Asset Value, End of year                $ 7,610.95      $ 6,307.41      $ 4,457.63        $ 5,061.73       $ 4,088.73
                                            ===========     ===========     ===========       ===========      ===========

Total Return (2)                                 20.67%          41.50%         -11.93%            23.80%           -0.90%
                                            ===========     ===========     ===========       ===========      ===========

Supplemental Data:
------------------
   Ratio of expenses to average net assets      -12.61%         -14.41%          -8.26%            -9.94%           -9.36%

   Ratio of net investment loss (1)
   to average net assets                        -11.75%         -12.92%          -4.52%            -4.49%           -4.91%

________________

(1)  Net investment loss is comprised of interest income less total expenses.

(2) Total return is derived as opening net asset value less ending net asset value divided by opening net asset value, and excludes the effect of sales commissions and initial administrative charges on subscriptions.

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

     31.1          Section 302 Certification

     32.1          Section 906 Certification