Form 10-Q
period 2004-03-31
WILLOWBRIDGE FUND LP
filed 2004-05-14
CIK 794775

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarterly Period Ended March 31, 2004
                                            ----------------------


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).


                   YES                    NO   X
                        ---                   ----

                         THE WILLOWBRIDGE FUND L.P.
                             INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION

                                                                           Page
Item 1.   Financial Statements ...............................................3

          Interim Condensed Statements of Financial Condition
          as of March 31, 2004 (Unaudited) and December 31, 2003..............3

          Unaudited Interim Condensed Statements of Income for
          the Three Months Ended March 31, 2004 and 2003......................4

          Unaudited Interim Condensed Statement of Changes in Partners'
          Capital for the Three Months Ended March 31, 2004...................5

          Notes to Unaudited Interim Condensed Financial Statements...........6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........13

Item 4.   Market Price of and Dividends on the Registrant's Common
          Equity and Related Stockholder Matters.............................14

Item 5.   Controls and Procedures............................................15


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

Item 3.   Defaults Upon Senior Securities....................................15

Item 4.   Submission of Matters to a Vote of Security Holders................15

Item 5.   Other Information..................................................15

Item 6.   Exhibits and Reports on Form 8-K...................................15



PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

THE WILLOWBRIDGE FUND L.P.


INTERIM CONDENSED STATEMENTS OF FINANCIAL CONDITION
AS OF MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003

------------------------------------------------------------------------------------------
                                                        March 31,         December 31,
                                                          2004                2003
ASSETS
CASH IN BANK                                           $  2,839,339        $  1,491,478
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
  Due from broker                                        35,323,235          32,839,696
  Net unrealized gain on open positions                   5,392,852           4,034,794
                                                       ------------        ------------
                                                         40,716,087          36,874,490

PREPAID EXPENSES                                            281,629                  -
ACCOUNTS RECEIVABLE                                         128,091             132,554
INTEREST RECEIVABLE                                           5,584               5,491
                                                       ------------        ------------
TOTAL ASSETS                                           $ 43,970,730        $ 38,504,013
                                                       ============        ============
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Accrued Incentive Fees                              $    834,528        $    179,406
   Prepaid Subscriptions                                    639,165             410,810
   Accrued Management Fees                                  103,461              91,000
   Redemptions Payable                                       60,217             129,171
   Accounts Payable                                              -               14,000
   Other Accrued Expenses                                    81,040             126,190
TOTAL LIABILITIES                                      ------------        ------------
                                                          1,718,411             950,577

PARTNERS' CAPITAL:

   Limited partners - Class"A" (5,084.1713 and           41,204,615          36,620,539
   4,811.5582 fully redeemable units at
   March 31, 2004 and December 31, 2003, respectively)

   Limited partner - Class "B" (24.7500 and 0 fully          24,399                  -
   redeemable units at March 31, 2004 and
   December 31, 2003, respectively)

   General partner - Class "A" (126.2640 and 122.5730     1,023,305             932,897
   fully redeemable units at March 31, 2004 and
   December 31, 2003, respectively)
                                                        ------------        -----------
TOTAL PARTNERS' CAPITAL:                                 42,252,319          37,553,436
                                                        ------------        -----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                $ 43,970,730        $ 38,504,013
                                                       ============        ============
NET ASSET VALUE PER UNIT - Class "A"                   $   8,104.49        $   7,610.95
NET ASSET VALUE PER UNIT - Class "B"                   $     985.80        $         -
                                                       ============        ============


See Notes to Unaudited Interim Condensed Financial Statements





THE WILLOWBRIDGE FUND L.P.

UNAUDITED INTERIM CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
----------------------------------------------------------------------------------------------

                                                             For the three     For the three
                                                              months ended     months ended
                                                               March 31,        March 31,
                                                                 2004             2003

INCOME:
   Gains (losses) on trading of commodity
     futures, forwards and options:
     Realized gains on closed positions, net                   $  2,578,253     $  6,343,502
     Change in net unrealized gains/losses on open
     positions                                                    1,358,058       (4,107,805)
                                                               ------------     ------------
   Total trading profits                                          3,936,311        2,235,697
   Interest income                                                   76,588           76,722
                                                               ------------     ------------
                  Total income                                    4,012,899        2,312,419
EXPENSES:                                                      ------------     ------------
   Incentive fees                                                   834,528          254,205
   Brokerage commissions - Class "A"                                402,341          308,612
   Brokerage commissions - Class "B"                                     62              -
   Management fees                                                  197,345          148,982
   Administrative expenses                                           75,039           83,377
                                                               ------------     ------------
                  Total expenses                                  1,509,315          795,176
                                                               ------------     ------------
NET INCOME                                                     $  2,503,584     $  1,517,243
                                                               ============     ============








See Notes to Unaudited Interim Condensed Financial Statements






THE WILLOWBRIDGE FUND L.P.

UNAUDITED INTERIM CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2004
-----------------------------------------------------------------------------------------------------------------------------------
                                                           Class "A"                                  Class "B"
                                    ----------------------------------------------------------    ------------------
                                                                                                                           Total
                                      General partner         Limited Partners         Total       Limited Partners        Partners'
                                     Units       Amount      Units       Amount        Amount      Units     Amount        Capital
                                   ----------------------   -----------------------   --------    -------- ---------      ---------

PARTNERS' CAPITAL, JANUARY 1, 2004  122.5730  $  932,897  4,811.5582   $36,620,539  $37,553,436     -   $          -    $37,553,436

  Subscriptions                       3.6910      29,051    341.1939     2,684,057    2,713,108    24.7500      24,750    2,737,858

  Redemptions                             -          -      (68.5808)     (542,559)    (542,559)        -          -       (542,559)

  Net income (loss)                       -      61,357          -       2,442,578    2,503,935         -        (351)    2,503,584
                                    --------  ----------  ----------   -----------  -----------    --------   --------   ----------
PARTNERS' CAPITAL, MARCH 31, 2004   126.2640  $1,023,305  5,084.1713   $41,204,615  $42,227,920    24.7500    $ 24,399  $42,252,319
                                    ========  ==========  ==========   ===========  ============   ========   ========   ==========


See Notes to Unaudited Interim Condensed Financial Statements




THE WILLOWBRIDGE FUND L.P.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
-------------------------------------------------------------------------------

1.       GENERAL

The interm condensed financial statements of The Willowbrideg Fund L.P. (the "Partnership") included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003. The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operation and changes in partners' capital for the interim periods presented and are not necessarily indicative of a full year's results.

2.       ORGANIZATION

The Willowbridge Fund L.P., a Delaware limited partnership, was organized on January 24, 1986. The Partnership is engaged in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts and forward contracts. The General Partner, Ruvane Investment Corporation ("General Partner"), is registered as a Commodity Pool Operator and a Commodity Trading Advisor with the Commodity Futures Trading Commission. The General Partner is required by the Limited Partnership Agreement, as amended and restated (the "Agreement") to contribute an amount equal to one percent of the aggregate capital raised by the Partnership. The Agreement requires that all subscriptions are subject to a one percent administrative charge payable to the General Partner.

In accordance with the amendment to Section 5 of the Agreement, effective January 16, 2003, the Partnership offers separate classes of limited partnership interests, whereby interests which were already issued by the Partnership will be designated as Class A interests. As per the offering memorandum dated February 29, 2004, the Partnership offers Class B limited partnership interests in private offering pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended. On
March 1, 2004, the Partnership issued for the first time 24.7500 Class B limited partnership interests at $1,000 net asset value per unit. The Partnership will offer the Class B interests up to an aggregate of $100,000,000.

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

Prepaid expenses - Prepaid expenses were comprised of the management fees paid to the General Partner. For the year ended December 31, 2003, prepaid expenses also included the tax filing fees paid to New Jersey division of taxation. The fiscal year 2004 management fee is paid by the Partnership to the General Partner in January 2004. This amount is being amortized (straight-line) by the Partnership over the twelve-month period ending December 31, 2004. As of March 31, 2004, $93,884 had been amortized by the Partnership.

Revenue Recognition - Investments in swaps, commodity futures, options and forward contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period. The difference between the original contract amount and fair value is recorded in statement of income as an unrealized gain or loss. Fair value is based on quoted market prices. All commodity futures, options and forward contracts and financial instruments are recorded at fair value in the financial statements. Fair value is based on quoted market prices.

Commissions - The Class A partners pay to the General Partner a flat rate of
4.0 percent commission annually of the net asset value of the Class A partners' capital as of beginning of each month. Class B limited partners pay to the General Partner commission of up to 6.0 percent annually of the net asset value of the Class B partners' capital. The General Partner will pay up to 3.0 percent from this amount to properly registered selling agents as their compensation.

For the quarters ended March 31, 2004 and 2003, the General Partner received net brokerage commission of $233,163 and $211,687, respectively from the Partnership. Net brokerage commission represents commission charged to Class A and Class B partners less actual brokerage commissions paid to clearing brokers.

Statement of Cash Flows - The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102, "Statement of Cash Flows- Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale".

Allocation of Profits (Losses) and Fees - Net realized and unrealized trading gains and losses, interest income and other operating income and expenses are allocated to the partners monthly in proportion to their capital account balance, as defined in the Agreement.

The General Partner was paid a management fee equal to approximately one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year-end. Such annual fees amounted to $375,513 and $281,177 for the year 2004 and 2003, respectively.
In addition, the Partnership pays Willowbridge a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership. These fees amounted to $103,461 for the three months ended March 31, 2004 and $334,246 for the year ended December 31, 2003.

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

Subscriptions - Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of previous month. Partners' contributions received in advance for subscriptions are recorded as prepaid subscriptions in the statements of financial condition. The General Partner charges a one percent initial administrative fee on all limited unit subscriptions. The General Partner waives this charge for limited partners who are affiliates of the General Partner. Subscription proceeds to the Partnership are recorded net of these charges. The General Partner received initial administrative fees of $27,215 and $3,478 for the three months ended March 31, 2004 and 2003, respectively.

Redemptions - Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month on at least ten days written notice to the General Partner.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income Class) during the reporting period. Estimates include accrual of expenses such as professional fees. Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises that control another entity through interests other than voting interest (referred to as variable interest entity or "VIE"). On December 24, 2003, FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46(R)"), was issued to clarify the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", as amended by FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries". Neither FIN 46 nor FIN 46(R) exempt non-registered investment companies from their scope. Nonetheless, the effective date of FIN 46(R) has been indefinitely deferred for investment companies (including non-registered investment companies) that are accounting for their investments in accordance with the AICPA Audit and Accounting Guide, Audits of Investment Companies. AS of March 31, 2004, management does not believe that the Partnership holds any interest in investments that may be considered to be VIEs. Further, management does not believe that the ultimate adoption of FIN 46(R) will have a material impact on the Partnership's financial statements.

4.      FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the periods presented.

                                                          For the three months                     For the year
                                                          ended March 31, 2004               ended December 31, 2003
                                                        ------------------------            ------------------------
                                                        Class A       Class B(1)                     Class A
                                                        --------      -------                      ----------

Per Unit Operating Performance
(for a Unit outstanding for the entire period)

Net Asset Value.  Beginning of the period              $  7,610.95   $  1,000.00                 $  6,307.40
                                                       -----------   -----------                 -----------
Gain from investment operations

        Net investment gain (loss) (2)                     (282.40)         0.94                     (817.05)

        Net realized and change in net unrealized
        gain/loss on investments                            775.94        (15.14)                  (2,120.59)
                                                       -----------   -----------                 -----------

        Total from investment operations                    493.54        (14.20)                   1,303.54
                                                       -----------   -----------                 -----------
Net Asset Value. End of the period                     $  8,104.49   $    985.80                 $  7,610.95
                                                       ===========   ===========                 ===========

Total Return (3)                                              6.48%        -1.42%                     20.67%
                                                       ===========   ===========                 ===========
        Supplemental Data

        Ratio of expenses (4) to average net assets         -15.07%         0.34%                    -12.61%

        Ratio of net investment loss (2) (4) to
        average net assets                                  -14.31%         1.13%                    -11.75%


(1) For the Period March 1, 2004 (original issuance of units) to
    March 31, 2004.

(2) Net investment gain (loss) is comprised of interest income less total expenses.

(3) Total return is derived as opening net asset value less ending net asset value divided by opening net asset value, and excludes the effect of sales commissions and initial administrative charges on subscriptions.

(4) Annualized.


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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits in the Statements of Income. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

Results of Operations

Comparison of Three Months Ended March 31, 2004 and 2003

For the quarter ended March 31, 2004, the partnership had total income comprised of net trading profits representing $2,578,253 in realized gains on closed positions, and $1,358,058 in change in net unrealized gains/losses on open positions, and $76,588 in interest income. For the same quarter in 2003 the Partnership had total income comprised of net trading profits representing $6,343,502 in realized gains on closed positions and, $(4,107,805) in change in net unrealized gains/losses on open positions, and $76,722 in interest income.

In January 2004, trading was most profitable in energy. The Partnership recorded a gain of $438,797. In February 2004, trading was most profitable in tropicals, energy and financials. The Partnership recorded a gain of $2,710,432. In March 2004, trading was unprofitable in foreign currencies and energy. Gain in tropicals failed to offset such losses. The Partnership recorded a loss of $645,645.

In January 2003 trading was most profitable in foreign currencies and energy. The Partnership recorded a gain of $2,117,882. In February 2003, trading was most profitable in energy and financials. The Partnership recorded a gain of $3,103,123. In March 2003, trading was unprofitable in all market sectors. Energy, foreign currencies and financials produced most of the losses. The Partnership recorded a loss of $3,703,762.

For the quarter ended March 31, 2004, the Partnership had expenses comprised of $834,528 in incentive fees, $402,403 in brokerage commissions (including clearing and exchange fees), $197,345 in management fees, and $75,039 in administrative expenses. For the same quarter in 2003, the Partnership had expenses comprised of $308,612 in brokerage commissions (including clearing and exchange fees), $254,205 in incentive fees, $148,982 in management fees, and $83,377 in administrative expenses. Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Management fees increased as a result of increase in average net assets under management during the quarter ended March 2004 as compared to quarter ended March 2003. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership's reporting requirements under Securities Exchange Act of 1934, as amended. Administrative expenses decreased due to the decrease in accrual of New Jersey division of taxation from 2003 to 2004


As a result of the above, the Partnership recorded a profit of $2,503,584 for the quarter compared to a profit of $1,517,243 for the same quarter in 2003.

At March 31, 2004, the net asset value of the Partnership was $42,252,319, compared to its net asset value of 37,553,436 at December 31, 2003.

During the quarter, the Partnership had no credit exposure to a counterparty that is foreign commodities exchange or to any counterparty dealing in over the counter contracts which is material.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership's primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on the basis of mark-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized. The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of March 31, 2004, by market sector:

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

Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of March 31, 2004, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used March 31, 2004 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

The prices of the Partnership's interest rate positions resulting from a 10% change in interest rates.

The U.S. dollar equivalent balances of the Partnership's currency exposures due to a 10% shift in currency exchange rates.

The market value of the Partnership's commodity instruments due to a 10% change in the price of the instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of March 31, 2004.

The potential loss in earnings for each market risk exposure as of March 31, 2004 was approximately:

Trading portfolio:

Commodity price risk               $ 1,380,000

Interest rate risk                 $   315,000

Currency exchange rate risk        $   361,000


Item 4. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

There currently is no established public trading market for the Limited Partnership Units. As of March 31, 2004, 5,235.1853 Partnership Units were held by 418 Limited Partners and the General Partner.

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

From January 1, 2004 through March 31, 2004, a total of 301.0541 Partnership Units were subscribed for the aggregate net subscription amount of $2,170,550. Details of the net subscriptions and redemptions of these Partnership Units are as follows:

                                              Net amount of
Date of subscriptions                         subscriptions
---------------------                  -------------------------
    January 2004                        $   549,327
    February 2004                       $   627,126
    March 2004                          $ 1,018,846


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

Item 5.  Controls and Procedures

The President of the General Partner evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, which are designed to insure that the Partnership's records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of March 31, 2004 the Partnership's disclosure controls are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls during the first quarter of 2004.


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

31.1    Rule 13a - 14(a)/15d-14(a) Certification

32.1    Section 1350 Certification

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE WILLOWBRIDGE FUND L.P.


Date: May 14, 2004                     By:  Ruvane Investment Corporation
                                              Its General Partner

                                       By:  /s/ Robert L. Lerner
                                            --------------------------------
                                            Robert L. Lerner
                                            President