Form 10-Q
period 2004-09-30
WILLOWBRIDGE FUND LP
filed 2004-11-16
CIK 794775

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarterly Period Ended   September 30, 2004
                                            ----------------------


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

          Interim Condensed Statements of Financial Condition as
          of September 30, 2004 (Unaudited) and December 31, 2003.............3

          Unaudited Interim Condensed Statements of (Loss) Income for
          the Three Months Ended September 30, 2004 and 2003 and for
          the Nine Months Ended September 30, 2004 and 2003...................4

          Unaudited Interim Condensed Statement of Changes in Partners'
          Capital for the Nine Months Ended September 30, 2004................5

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

Item 3.   Defaults Upon Senior Securities....................................16

Item 4.   Submission of Matters to a Vote of Security Holders................16

Item 5.   Other Information..................................................16

Item 6.   Exhibits and Reports on Form 8-K...................................16



PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

THE WILLOWBRIDGE FUND L.P.


INTERIM CONDENSED STATEMENTS OF FINANCIAL CONDITION AS
OF SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

------------------------------------------------------------------------------------------
                                                       September 30,       December 31,
                                                           2004                2003
ASSETS:
CASH IN BANK                                           $  3,530,686        $  1,491,478
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
   Due from broker                                       30,087,907          32,839,696
   Net unrealized gain on open positions                  3,570,989           4,034,794
                                                       ------------        ------------
                                                         33,658,896          36,874,490

ACCOUNTS RECEIVABLE                                         137,149             132,554
PREPAID EXPENSES                                             93,862                  -
INTEREST RECEIVABLE                                           6,166               5,491
                                                       ------------        ------------
TOTAL ASSETS                                           $ 37,426,759        $ 38,504,013
                                                       ============        ============
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Prepaid Subscriptions                               $    378,883        $    410,810
   Accrued Management Fees                                   93,914              91,000
   Sales Commissions                                          1,000                   -
   Accounts Payable                                             825              14,000
   Redemptions Payable                                            -             129,171
   Accrued Incentive Fees                                         -             179,406
   Other Accrued Expenses                                    68,929             126,190
TOTAL LIABILITIES                                      ------------        ------------
                                                            543,551             950,577

PARTNERS' CAPITAL

   Limited partners - Class"A" (5,422.2816 and           35,831,789          36,620,539
   4,811.5582 fully redeemable units at
   September 30, 2004 and December 31, 2003, respectively)

   Limited partner - Class "B" (223.3079 and 0 fully        186,520                   -
   redeemable units at September 30, 2004 and
   December 31, 2003, respectively)

   General partner - Class "A" (130.8817 and 122.5730       864,899             932,897
   fully redeemable units at September 30, 2004 and
   December 31, 2003, respectively)
                                                       ------------         -----------
TOTAL PARTNERS' CAPITAL:                                 36,883,208          37,553,436
                                                       ------------         -----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                $ 37,426,759        $ 38,504,013
                                                       ============        ============
NET ASSET VALUE PER UNIT - Class "A"                   $   6,608.25        $   7,610.95
                                                       ============        ============
NET ASSET VALUE PER UNIT - Class "B"
   Series 1 - (based on Partners' Capital
   of $96,908 and 119.9385 shares outstanding)         $     807.98        $          -
                                                       ============        ============
NET ASSET VALUE PER UNIT - Class "B"
   Series 2 - (based on Partners' Capital
   of $43,076 and 53.8694 shares outstanding)          $     799.64        $          -
                                                       ============        ============
NET ASSET VALUE PER UNIT - Class "B"
   Series 3 - (based on Partners' Capital
   of $46,536 and 49.5000 shares outstanding)          $     940.11        $
                                                       ============        ============

See Notes to Unaudited Interim Condensed Financial Statements





THE WILLOWBRIDGE FUND L.P.

UNAUDITED INTERIM CONDENSED STATEMENTS OF (LOSS) INCOME
--------------------------------------------------------------------------------------------------------------------

                                                       For the three   For the three   For the nine    For the nine
                                                        months ended    months ended    months ended   months ended
                                                       September 30,   September 30,   September 30,   September 30,
                                                           2004             2003           2004           2003

INCOME:
   Gains (losses) on trading of commodity
     futures, forwards and options:
     Realized (losses) gains on closed
     positions, net                                      $(4,792,529)   $(4,110,532)  $ (2,545,181)   $ 3,196,545
     Change in net unrealized gains/losses
     on open positions                                     3,092,683      9,161,277       (463,805)     5,425,502
                                                         ------------   -----------   -------------   ------------
   Total trading (losses) profits                         (1,699,846)     5,050,745     (3,008,986)     8,622,047
   Interest income                                           117,634         57,853        279,081        212,160
                                                         ------------   -----------   -------------   ------------
                  Total (loss) income                     (1,582,212)     5,108,598     (2,729,905)     8,834,207
EXPENSES:                                                ------------   -----------   -------------   ------------
   Brokerage commissions                                     382,972        320,806      1,194,999        948,408
   Incentive fees                                                  -      1,136,588        834,528      1,604,275
   Management fees                                           187,797        154,337        576,637        454,130
   Administrative expenses                                    83,918         87,103        243,014        259,941
                                                        -------------   -----------   -------------   ------------
                  Total expenses                             654,687      1,698,834      2,849,178      3,266,754
                                                        -------------   -----------   -------------   ------------
NET (LOSS) INCOME:                                      $ (2,236,899)   $ 3,409,764   $ (5,579,083)   $ 5,567,453
                                                        =============   ===========   =============   ============



See Notes to Unaudited Interim Condensed Financial Statements

THE WILLOWBRIDGE FUND L.P.

UNAUDITED INTERIM CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED September 30, 2004
-----------------------------------------------------------------------------------------------------------------------------------
                                              Class "A"                                               Class "B"
                       ---------------------------------------------------------  ----------------------------------------------
                                                                                         Series 1                  Series 2
                                                                                  ----------------------    --------------------
                        General partner       Limited Partners        Total        Limited     Partners     Limited     Partners
                       Units      Amount     Units       Amount       Amount        Units       Amount       Units       Amount
                       ------------------- -------------------------------------  ----------------------    --------------------

PARTNERS'
CAPITAL,
 JANUARY 1, 2004       122.5730 $ 932,897  4,811.5582  $36,620,539  $37,553,436           -    $     -           -     $      -
   Subscriptions         8.3087    63,153    758.1897    5,752,805    5,815,958    119.9385    106,684     53.8694       50,000

   Redemptions                -         -   (147.4663)  (1,113,287)  (1,113,287)          -          -           -            -
   Net income
    (loss)                    -  (131,151)          -   (5,428,268)  (5,559,419)          -     (9,776)          -       (6,924)
                       -------- ---------- ----------- ------------ ------------  ---------   --------     -------      -------
PARTNERS'
CAPITAL,
 SEPTEMBER 30, 2004    130.8817 $ 864,877  5,422.2816  $35,831,789   $36,696,688   119.9385    $96,908     53.8694      $43,076
                       ======== ========== =========== ============ ============  =========   ========     =======      =======

                                  Class "B"
                      --------------------------------
                                  Series 3                     Total
                      --------------------------------
                      Limited     Partners     Total          Partners'
                       Units       Amount      Amount          Capital
                      --------------------------------       -----------
PARTNERS'
CAPITAL,
 JANUARY 1, 2004             -   $      -     $      -       $37,553,436
   Subscriptions       49.5000     49,500      206,184         6,022,142

   Redemptions               -          -            -        (1,113,287)
   Net income
    (loss)                   -     (2,964)     (19,664)       (5,579,083)
                      --------   --------     --------       -----------

PARTNERS'
CAPITAL,
  SEPTEMBER 30, 2004   49.5000   $ 46,536     $186,520       $36,883,208
                      ========   ========     ========       ===========

  See Notes to Unaudited Interim Condensed Financial Statements
                                                                       5

THE WILLOWBRIDGE FUND L.P.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
-------------------------------------------------------------------------------

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

Prepaid expenses - Prepaid expenses were comprised of the management fees paid to the General Partner. For the year ended December 31, 2003, prepaid expenses also included the tax filing fees paid to New Jersey division of taxation. The fiscal year 2004 management fee is paid by the Partnership to the General Partner in January 2004. This amount is being amortized (straight-line) by the Partnership over the twelve-month period ending December 31, 2004. As of September 30, 2004, $281,651 had been amortized by the Partnership.

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

For the quarter ended September 30, 2004, commissions charged to each class or series of class were as follows.


                                     Class B
               ----------------------------------------------------

    Class A            Series 1      Series 2       Series 3           Total
    --------           --------      --------       --------         ---------

    $380,982             $696          $662           $612            $380,972


For the nine months ended September 30, 2004, commissions charged to each class or series of class were as follows.


                                      Class B
               ----------------------------------------------------

    Class A            Series 1      Series 2       Series 3           Total
    --------           --------      --------       --------        ----------

   $1,192,371           $1,084         $932           $612          $1,194,999


For the quarters ended March 31, 2004 and 2003, the General Partner received net brokerage commission of $233,163 and $211,687, respectively from the Partnership. For the six months ended June 30, 2004 and 2003, the General Partner received net brokerage commission of $498,165 and $386,452, respectively from the Partnership. For the nine months ended September 30, 2004 and 2003, the General Partner received net brokerage commission of $716,794 and $542,068, respectively from the Partnership. Net brokerage commission represents commission charged to Class A and Class B partners less actual brokerage commissions paid to clearing brokers.

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

The General Partner was paid a management fee equal to approximately one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year-end. Such annual fees amounted to $375,513 and $281,177 for the year 2004 and 2003, respectively. In addition, the Partnership pays Willowbridge Associates Inc. ("Willowbridge"), the Commodity Trading Advisor ("CTA") of the Partnership, a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership. These fees amounted to $294,986 for the nine months ended September 30, 2004 and $334,246 for the year ended December 31, 2003.

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

Subscriptions - Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of previous month. Partners' contributions received in advance for subscriptions are recorded as prepaid subscriptions in the statements of financial condition. The General Partner charges a one percent initial administrative fee on all limited unit subscriptions. The General Partner waives this charge for limited partners who are affiliates of the General Partner. Subscription proceeds to the Partnership are recorded net of these charges. The General Partner received initial administrative fees of $56,611 and $33,101 for the nine months ended September 30, 2004 and 2003, respectively.

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

Recently Issued Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises that control another entity through interests other than voting interest (referred to as variable interest entity or "VIE"). On December 24, 2003, FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46(R)"), was issued to clarify the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", as amended by FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries". Neither FIN 46 nor FIN 46(R) exempt non-registered investment companies from their scope. Nonetheless, the effective date of FIN 46(R) has been indefinitely deferred for investment companies (including non-registered investment companies) that are accounting for their investments in accordance with the AICPA Audit and Accounting Guide, Audits of Investment Companies. As of September 30, 2004, management does not believe that the Partnership holds any interest in investments that may be considered to be VIEs. Further, management does not believe that the ultimate adoption of FIN 46(R) will have a material impact on the Partnership's financial statements.



4.      FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the periods presented.


                                                                        For the Nine months                     For the year ended
                                                                      ended September 30, 2004                   December 31, 2003
                                                      -------------------------------------------------------   -------------------
                                                        Class A       Class B(1)     Class B(6)    Class B(7)         Class A
                                                                       Series 1       Series 2      Series 3
                                                        --------      ----------     ---------     ----------         -------

Per Unit Operating Performance
(for a Unit outstanding for the entire period)

Net Asset Value.  Beginning of the period              $ 7,610.95    $ 1,000.00     $   928.17      $1,000.00        $ 6,307.40
                                                       -----------   -----------    -----------      ---------       -----------
Gain (loss) from investment operations

        Net investment loss (2)                           (462.90)       (30.90)        (21.95)        (16.37)          (817.05)

        Net realized and change in net unrealized
        gain/loss on investments                          (539.80)      (161.12)       (106.58)        (43.52)         2,220.59
                                                       -----------   -----------    -----------      ---------       -----------

        Total from investment operations                (1,002.70)      (192.02)       (128.53)        (58.89)         1,303.54
                                                       -----------   -----------    -----------      ---------       -----------
Net Asset Value. End of the period                     $ 6,608.25    $   807.98     $   799.64       $ 940.11        $ 7,610.95
                                                       ===========   ===========    ===========      =========       ===========

Total Return (3)                                           -13.17%       -19.20%        -13.85%         -5.99%            20.67%
                                                       ===========   ===========    ===========      =========       ===========
Total Return (excluding incentive fees)(5)                 -11.20%       -19.20%        -13.85%         -5.99%            26.40%
                                                       ===========   ===========    ===========      =========       ===========

Supplemental Data

Ratio of expenses (4) to average net assets                 -9.76%        -5.93%         -9.11%        -8.00%           -12.61%
Ratio of expenses (4) (excluding incentive fees)
  to average net assets                                     -6.90%        -5.93%         -9.11%        -8.00%            -7.14%
Ratio of net investment loss (2) (4) to
  average net assets                                        -8.81%        -4.81%         -7.91%        -6.75%           -11.75%



(1) For the Period March 1, 2004 (original issuance of units) to September 30, 2004.

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

(6) For the Period June 1, 2004 (original issuance of units) to September 30, 2004.

(7) For the Period July 1, 2004 (original issuance of units) to September 30, 2004.


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

Results of Operations

Comparison of the Three Months Ended September 30, 2004 and 2003

For the quarter ended September 30, 2004, the Partnership recorded trading loss of $1,699,846, which was comprised of $4,792,529 in realized losses on closed positions and $3,092,683 in net change in unrealized gains (losses) on open positions. For the same quarter in 2003, the Partnership recorded trading gain of $5,050,745, which was comprised of $4,110,532 in realized losses on closed positions and $9,161,277 in net change in unrealized gains (losses) on open positions.

In July 2004, trading was most profitable in energy. The Partnership recorded a trading gain of $332,542. In August 2004, trading was unprofitable in tropicals, energy and foreign currencies. Gains in financials and metals failed to offset such losses. The Partnership recorded a trading loss of $1,164,750. In September 2004, trading was unprofitable in tropicals, financials and foreign currencies. Gains in energy and metals failed to offset such losses. The Partnership recorded a trading loss of $867,638.

In July 2003, trading was most profitable in energy. The Partnership recorded a trading gain of $320,158. In August 2003, trading was most profitable in energy. The Partnership recorded a trading gain of $1,225,125. In September 2003, trading was profitable in energy, financials and foreign currencies. The Partnership recorded a trading gain of $3,505,462.

For the quarter ended September 30, 2004, the Partnership had expenses comprised of $382,972 in brokerage commissions (including clearing and exchange fees), $187,797 in management fees, $83,918 in administrative expenses, and $0 in incentive fees. For the same quarter in 2003, the Partnership had expenses comprised of $320,806 in brokerage commissions (including clearing and exchange fees), $1,136,588 in incentive fees, $154,337 in management fees and $87,103 in administrative expenses. Incentive fees are a fraction of quarterly trading profits. Incentive fees decreased during the quarter ended September 2004 as a result of a net loss in the quarter ended September 2004 as compared to a net gain in the same quarter in 2003. Brokerage commissions and management fees vary primarily as a result of changes in assets under management and quarterly profits. Management fees increased as a result of increase in average net assets under management during the quarter ended September 2004 as compared to quarter ended September 2003. Administrative fees consist primary of legal and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended. The Partnership became subject to such reporting requirements in April 1998.

As a result of the above, the Partnership recorded a net loss of $2,236,899 for the three months ended September 30, 2004, compared to a net income of $3,409,764 for the same period in 2003.

At September 30, 2004, the net asset value of the Partnership was $36,883,208 compared to its net asset value of $37,553,436 at December 31, 2003.

During the quarter, the Partnership had no credit exposure to counterparty that is foreign commodities exchange or to any counterparty dealing in over the counter contracts which is material.

Comparison of Nine Months Ended September 30, 2004 and 2003

For the nine months ended September 30, 2004, the partnership had total trading losses of $3,008,986, which was comprised of net trading losses representing $2,545,181 in realized losses on closed positions, and $(463,805) in change in net unrealized gains/losses on open positions. For the same period in 2003 the Partnership had income of $8,622,047, which were comprised of net trading profits representing $3,196,545 in realized gains on closed positions and, $5,425,502 in change in net unrealized gains/losses on open positions income.

In January 2004, trading was most profitable in energy. The Partnership recorded a trading profit of $744,660. In February 2004, trading was most profitable in tropicals, energy and financials. The Partnership recorded a trading profit of $3,817,574. In March 2004, trading was unprofitable in foreign currencies and energy. Gains in tropicals failed to offset such losses. The Partnership recorded a trading loss of $655,923. In April 2004, trading was unprofitable in tropicals, financials, foreign currencies and metals. Gains in energy failed to offset such losses. The Partnership recorded a trading loss of $4,344,701. In May 2004, trading was most profitable in energy. The Partnership recorded trading profits of $2,161,882. In June 2004, trading was unprofitable in tropicals, energy, financials and foreign currencies. Gains in metals failed to offset such losses. The Partnership recorded a trading loss of $3,062,632. In July 2004, trading was most profitable in energy. The Partnership recorded a trading gain of $332,542. In August 2004, trading was unprofitable in tropicals, energy and foreign currencies. Gains in financials and metals failed to offset such losses. The Partnership recorded a trading loss of $1,164,750. In September 2004, trading was unprofitable in tropicals, financials and foreign currencies. Gains in energy and metals failed to offset such losses. The Partnership recorded a trading loss of $867,638.

In January 2003 trading was most profitable in foreign currencies and energy. The Partnership recorded a trading profit of $2,715,504. In February 2003, trading was most profitable in energy and financials. The Partnership recorded a trading profit of $4,284,238. In March 2003, trading was unprofitable in all market sectors. Energy, foreign currencies and financials produced most of the losses. The Partnership recorded a trading loss of $4,764,045. In April 2003, trading was most profitable in foreign currencies. The Partnership recorded a trading profit of $1,098,633. In May 2003, trading was most profitable in financials and foreign currencies. The Partnership recorded a trading profit of $5,006,352. In June 2003, trading was unprofitable in all market sectors. Tropicals, financials and foreign currencies produced most of the losses. The Partnership recorded a trading loss of $4,769,380. In July 2003, trading was most profitable in energy. The Partnership recorded a trading gain of $320,158. In August 2003, trading was most profitable in energy. The Partnership recorded a trading gain of $1,225,125.
In September 2003, trading was profitable in energy, financials and foreign currencies. The Partnership recorded a trading gain of $3,505,462.

For the Nine months ended September 30, 2004, the Partnership had expenses comprised of $1,194,999 in brokerage commissions (including clearing and exchange fees), $834,528 in incentive fees, $576,637 in management fees, and $243,014 in administrative expenses. For the same quarter in 2003, the Partnership had expenses comprised of $948,408 in brokerage commissions (including clearing and exchange fees), $1,604,275 in incentive fees, $454,130 in management fees, and $259,941 in administrative expenses. Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Management fees increased as a result of increase in average net assets under management during the nine months ended September 30, 2004 as compared to nine months ended September 30, 2003. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership's reporting requirements under Securities Exchange Act of 1934, as amended. Administrative expenses decreased due to the decrease in accrual of New Jersey division of taxation from 2003 to 2004.

As a result of the above, the Partnership recorded a net loss of $5,579,083 for the nine months ended September 30, 2004, as compared to a net income of $5,567,453 for the same period in 2003.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership's primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on the basis of mark-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized. The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of September 30, 2004, by market sector:

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

Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of September 30, 2004, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used September 30, 2004 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

The prices of the Partnership's interest rate positions resulting from a 10% change in interest rates.

The U.S. dollar equivalent balances of the Partnership's currency exposures due to a 10% shift in currency exchange rates.

The market value of the Partnership's commodity instruments due to a 10% change in the price of the instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of September 30, 2004.

The potential loss in earnings for each market risk exposure as of September 30, 2004 was approximately:

Trading portfolio:

Commodity price risk               $ 1,770,000

Interest rate risk                 $    39,000

Currency exchange rate risk        $   913,000


Item 4. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

There currently is no established public trading market for the Limited Partnership Units. As of September 30, 2004, 5,776.4712 Partnership Units were held by 477 Limited Partners and the General Partner.

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

From January 1, 2004 through September 30, 2004, a total of 842.3400 Partnership Units were subscribed for the aggregate net subscription amount of $4,908,855. Details of the net subscriptions and redemptions of these Partnership Units are as follows:

                                        Net amount of
Date of subscriptions                   subscriptions
---------------------             ------------------------
    January 2004                        $   549,327
    February 2004                       $   627,126
    March 2004                          $ 1,018,846
    April 2004                          $   777,254
    May 2004                            $   102,276
    June 2004                           $   329,963
    July 2004                           $   397,747
    August 2004                         $   570,115
    September 2004                      $   536,201

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

Item 5.  Controls and Procedures

The President of the General Partner evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, which are designed to insure that the Partnership's records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of September 30, 2004 the Partnership's disclosure controls are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls during the third quarter of 2004.


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

                                       THE WILLOWBRIDGE FUND L.P.


Date: November 12, 2004                 By:  Ruvane Investment Corporation
                                              Its General Partner

                                       By:  /s/ Robert L. Lerner
                                            ------------------------------
                                            Robert L. Lerner
                                            President