Form 10-K
period 2004-12-31
WILLOWBRIDGE FUND LP
filed 2005-03-31
CIK 794775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2004

                        Commission File Number: 0-23529


                          THE WILLOWBRIDGE FUND, L.P.
            (Exact name of registrant as specified in its charter)


           Delaware                                            22-2678474
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


                                4 Benedek Road
                              Princeton, NJ 08540
              (Address of principal executive offices) (Zip Code)


                                (609) 921-0717
             (Registrant's telephone number, including area code)


       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                           Limited Partnership Units


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X| Yes           |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
|_| Yes  |X| No

The Partnership's limited partnership interests are not traded on any market and, accordingly, do not have an aggregate market value. As of March 17, 2005 the net asset value of the limited partnership interests of the registrant held by non-affiliates of the registrant was approximately $47,712,817.

                               TABLE OF CONTENTS

                                                                           Page
PART I
     Item 1.  Business                                                      1
     Item 2.  Properties                                                    16
     Item 3.  Legal Proceedings                                             16
     Item 4.  Submission of Matters to a Vote of Security Holders           16

PART II
     Item 5.  Market Price of and Dividends on the Registrant's
              Common Equity and Related Stockholder Matters                 17
     Item 6.  Selected Financial Data                                       17
     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           19
     Item 7A. Quantitative and Qualitative Disclosures About
              Market Risk                                                   22
     Item 8.  Financial Statements and Supplementary Data                   23
     Item 9.  Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure                           23
     Item 9A. Controls and Procedures                                       23

PART III
     Item 10. Directors and Executive Officers                              24
     Item 11. Executive Compensation                                        24
     Item 12. Security Ownership of Certain Beneficial Owner
              and Management                                                25
     Item 13. Certain Relationships and Related Transactions                25
     Item 14. Principal Accountant Fees and Services                        25

PART IV
     Item 15. Exhibits, Financial Statement Schedules                       26

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

         Ruvane Investment Corporation, a Delaware corporation (the "General Partner"), is the general partner of the Partnership. The Partnership and the General Partner maintain their principal business office at 4 Benedek Road, Princeton, New Jersey 08540. The telephone number for the Partnership and the General Partner is (609) 921-0717, the facsimile number is (609) 921-0577, and their e-mail address is info@willowbridgefund.com. The General Partner has been registered with the Commodity Futures Trading Commission ("CFTC") pursuant to the Commodity Exchange Act, as amended (the "CEA"), as a Commodity Pool Operator ("CPO") since August 8, 1995, as a Commodity Trading Advisor ("CTA") since January 12, 1990 and as an introducing broker since May 8, 1995, and is a member of the National Futures Association ("NFA") in such capacities. See " - The General Partner."

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

         The Partnership is designed to permit investors to participate in the financial advantages presented by trading in Commodity Interests. However, trading in Commodity Interests does entail significant risks, and it is possible that an investor in the Partnership could lose its entire investment. Trading in Commodity Interests is speculative, volatile and highly leveraged and may be riskier and more volatile than many other investments. Further, the Partnership is obligated to pay trading and operational expenses and pay incentive fees, if any, which could materially affect the net results of an investment in the Partnership by reducing net profits or increasing net losses, and the Partnership will be required to make trading profits in the amount of such charges and fees, less interest earned, to avoid depletion or exhaustion of its assets and to generate any profits for the Partnership and the Limited Partners. There can be no assurance that the Partnership will achieve any profits. See "--Risk Factors."

         In accordance with the amendment to Section 5 of the Limited partnership Agreement of the Partnership (the "Agreement"), effective January 16, 2003, the Partnership offers separate classes of limited partnership interests, whereby interests which were already issued by the Partnership will be designated as Class A interests. As per the offering memorandum dated February 29, 2004, the Partnership offers Class B limited partnership interests in private offering pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended. On March 1, 2004, the Partnership issued for the first time 24.7500 Class B limited partnership interests at $1,000 net asset value per unit. The Partnership will offer the Class B interests up to an aggregate of $100,000,000.

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

         The General Partner is responsible for the allocation of the Partnership's capital among various investment programs. The Partnership's capital currently is allocated to the Primary Investment Program of the Advisor. See " -- Trading Programs." The General Partner, in the future, may allocate the Partnership's assets to other trading programs. In addition, the General Partner may introduce the Partnership's trades to the Partnership's commodity brokers. Under the terms of the Amended and Restated Limited Partnership Agreement of the Partnership (the "Partnership Agreement"), the General Partner will maintain its capital contributions to the Partnership in an amount equal to 1% of the aggregate capital raised by the Partnership from time to time. As of December 31, 2004, the General Partner owned approximately $1,010,987.93 of general partnership interests in the Partnership. The General Partner is a Delaware Corporation organized in January 1990. The principal of the General Partner is Robert L. Lerner. See "Directors and Executive Officers."

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


The Advisor

         The General Partner has selected Willowbridge as the Partnership's trading advisor. The Advisor is a global trading advisor, managing over U.S. $979.0 million in client capital (U.S. $615.0 million of actual funds and U.S. $364.0 million of notional funds, or funds that clients have instructed the Advisor to trade but not deposit into their brokerage accounts) as of March 1, 2005. This managed capital is allocated to futures, foreign exchange, interest rates and related markets for clients including international banks, brokerage firms, pension funds, institutions and high net worth individuals. The Advisor was organized as a Delaware corporation in January 1988 and trades on a 24-hour basis in over 70 markets worldwide. The primary activity of Willowbridge is to buy, sell (including short sales), make a spread or otherwise trade in Commodity Interests. The Advisor may, to a limited extent, also trade in other instruments. The trading principals of the Advisor are Philip L. Yang and Michael Y. Gan. See "Directors and Executive Officers."

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

Allocation of Capital

         All of the Partnership's assets are currently traded pursuant to the Primary Investment Program, utilizing all or part of three of the trading systems operated by Willowbridge: the Vulcan System, the Argo System and the Siren System. (See "Trading Programs and Use of Proceeds --Description of Trading Systems.") The General Partner, in the future, may allocate the Partnership's assets to other trading strategies and investment programs.

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

         The clearing brokers must comply with the settlement procedures established by the clearinghouse of each exchange where the clearing broker is a clearing member. The rules of exchange vary, but at a minimum the exchange guarantees performance on every contract to each of its clearing members. Thus, once a trade between two clearing members is matched by the exchange, the rights and obligations under the futures or options contract do not run between the original buyer and seller, but between the clearing member and the seller of the contract, and between the clearing member and the buyer. The clearinghouse sets a settlement price for settling all accounts between clearing members for each contract month. Unliquidated positions on outstanding contracts are marked to market at least once a day via midday and/or morning calls to determine any additional margin requirements. In general, a clearinghouse is backed by the membership and will act in the event of non-performance by one of its members or one of the member's customers, the intent of which is to significantly reduce credit risk. If a clearing broker is not a member of an exchange clearinghouse, it will comply with the settlement procedures established with the actual carrying brokers and will operate through them. Settlement of calls on such contracts may take an extra day on U.S. exchanges or two extra days on non-U.S. exchanges. Additional margin requirements are wire-transferred by the clearing brokers to the appropriate clearinghouse. During the years ended December 31, 2004 and 2003, the Partnership had no material credit risk exposure to a counterparty that is a foreign commodities exchange.

Fees and Expenses

The General Partner

         Upon admission to the Partnership, each new subscriber for interests in the Partnership will pay 1% of his subscription amount to the General Partner as an administrative charge. Existing Limited Partners who subscribe for additional interests in the Partnership will pay to the General Partner 1% of the amount of the additional subscription as an administrative charge. The General Partner waives this charge for limited partners who are affiliates of the General Partner. The Partnership also pays the General Partner a yearly management fee in an amount equal to 1% of the net asset value of the Partnership as of the first business day of each year before deducting (i) accrued ordinary legal, accounting and auditing fees and (ii) any incentive fees payable to the Advisor. In addition, Class A Interests paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.29% of the net asset value of the Partnership as of the beginning of each month (a 3.5% annual rate) for the period, January 1, 2002 to July 31, 2002. Beginning August 1, 2002, Class A Interests paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of the Partnership as of the beginning of each month (a 4.0% annual rate). Class B Interests pay to the General Partner commission of up to 6.0 percent annually of the net asset value of the Class B partners' capital. The General Partner will pay up to 3.0 percent from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3% the brokerage fee with respect to such Class B limited partnership interests will be reduced accordingly. The General Partner will pay from this amount all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership's trading, but other execution costs, including give-up charges (charges paid to a party for executing trades that will be cleared by a third party) and service fees assessed by certain forward dealing desks, will be paid by the Partnership. The General Partner will pay from its own funds any futures brokerage commission and fees (except for certain execution costs as noted above) incurred by the Partnership in excess of the flat monthly rate it receives from the Partnership. The flat-rate brokerage commission to the General Partner is calculated after reduction for any brokerage commissions due at the end of the immediately preceding month, any redemptions or distributions as of such immediately preceding month-end and any accrued incentive fees as of such immediately preceding month-end, and after including the interest credits for such immediately preceding month-end and any additions as of the beginning of the month for which the flat-rate brokerage commission is being calculated. Lastly, in the event the flat-rate monthly brokerage commission payable by the Partnership to the General Partner at any time exceeds the actual brokerage commissions and related fees to which such flat-rate brokerage commission is applied, the General Partner will pay a portion of such excess to Limited Partners who became Limited Partners prior to September 1995, the date as of which the Partnership ceased to be a proprietary pool under CFTC Rules, which portion paid to any such Limited Partner shall not exceed such Limited Partner's pro rata share of the actual brokerage commissions and related fees paid by the Partnership. The General Partner may also pay a portion of such excess to properly registered selling agents as compensation for their ongoing services to the Partnership, which portion paid to any one selling agent is not expected to exceed 1% per annum of the net asset value of the limited partnership interests sold by such selling agent.

The Advisor

         The Partnership pays to the Advisor a quarterly management fee of ..25% (1% per year) of the Partnership's month-end Net Assets (as defined below) for each month during such quarter. The Partnership also compensates the Advisor by paying to it a quarterly incentive fee of 25% of New Profits (as defined below), if any. If any incentive fee is paid to the Advisor, the Advisor will retain the amount paid regardless of any subsequent decline in account value, but will not be eligible to receive subsequent incentive fee payments until the Advisor has recouped its losses and earned New Profits.

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

Commodity Brokers

         The General Partner currently pays commission rates of approximately $11 for each initial purchase (or sale) and offsetting sale (or purchase) of a commodity futures contract with respect to the Partnership's trading (including NFA assessments and exchange fees), which rates in the future may be higher or lower. The General Partner believes that this brokerage rate is generally competitive with those charged by other commodity brokers; however, other commodity brokerage firms might offer lower rates to an account similar to that of the Partnership. Commissions are charged to the Partnership based on a percentage of the net asset value at the beginning of each month. The commission rate charged was 3.5 percent annually of the net asset value of the Class A Interests for the period, January 1, 2001 to July 31, 2002. Beginning August 1, 2002, Class A Interests are charged 4.0 percent annually of the net asset value of the Partnership. Class B Interests pay to the General Partner commission of up to 6.0 percent annually of the net asset value of the Class B partners' capital. The General Partner will pay up to 3.0 percent from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3% the brokerage fee with respect to such Class B limited partnership interests will be reduced accordingly.

Selling Agent

         An investor in a Class A Interest who subscribes through a selling agent may be charged a sales commission determined by the selling agent. In no event, however, will such sales commission exceed 4% of the subscription amount. The sales commission is paid directly to the Partnership and is remitted to the selling agent on behalf of the investor in the Partnership. Selling agents may also receive a portion of the commodity brokerage commission from the Partnership's commodity brokers.

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

Operating History of the Partnership

         The Partnership commenced trading in April 1991. The Partnership has realized a net gain through December 2004 and no assurance can be made as to the future performance of the Partnership. In addition, the Partnership's profitability has varied significantly from period to period. The results for any one period are not necessarily indicative of results for any other period.

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

Charges to Partnership

         The Partnership will be required to pay a fixed annual management fee and a fixed monthly brokerage commission to the General Partner, and a fixed quarterly management fee and, under certain circumstances, a quarterly incentive fee to the Advisor. The Partnership also is obligated to pay certain execution costs, as well as all legal, accounting, auditing and other administrative expenses and fees, regardless of whether the Partnership realizes any profits. The Partnership, therefore, will be required to make trading profits in the amount of such charges and fees, less interest earned, to avoid depletion or exhaustion of its assets and to generate any profits for the Partnership and the Limited Partners. There can be no assurance that the Partnership will achieve any profits. See "--Fees and Expenses."

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

No matters were submitted to the Limited Partners for a vote during the calendar year 2004.

                                    PART II

ITEM 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

         There currently is no established public trading market for the Limited Partnership Units. As of December 31, 2005, approximately 5,975.2461 Partnership Units were held by 495 Limited Partners and the General Partner.

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

         From January 1, 2004 through December 31, 2004, 1041.1149 Partnership Units were subscribed (net of Units redeemed) for the aggregate net subscription amount of $6,315,049. Details of the net subscriptions and redemptions of these Partnership Units are as follows:

                                                      Net amount of
                                                      Subscriptions/Redemptions

         January 2004                                 $ 549,327

         February 2004                                $ 627,126

         March 2004                                   $ 1,018,846

         April 2004                                   $ 777,254

         May 2004                                     $ 102,276

         June 2004                                    $ 329,963

         July 2004                                    $ 397,747

         August 2004                                  $ 570,115

         September 2004                               $ 536,201

         October 2004                                 $ 785,798

         November 2004                                $ 338,569

         December 2004                                $ 281,827


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

                    [Remainder of Page Intentionally Blank]


                                                       SELECTED FINANCIAL DATA
                                           (in thousands, except units and per unit amounts)

                                                        Year Ended December 31,
                                     ------------------------------------------------------------
                                              2004             2003             2002             2001              2000
                                              ----             ----             ----             ----              ----
Operations Data:

Income:
Realized Gains (Losses) on
Closed Positions, Net                      $ 5,073          $  8,919         $ 14,069         $  2,670          $  (789)
  Change in Unrealized
  Gains/Losses on Open
  Positions, Net                            (1,923)            1,014             (449)          (4,533)           7,145

Interest Income                                453               280              398              960            1,296

Expenses:
Incentive Fees                                 834             1,784            2,139              498              781

Brokerage Commissions (including
  Clearing and Exchange Fees)                1,618             1,310              993              918              847

Management Fees                                781               615              535              537              507

Administrative Expenses                        341               398              169              165              227
                                       ------------      ------------      -----------      -----------      -----------
Net Income (Loss)                      $        29       $     6,106       $   10,182       $   (3,021)      $    5,290
                                       ============      ============      ===========      ===========      ===========
Net Income (Loss) Per Unit:
  Class A                              $    (16.48)      $  1,303.54       $ 1,849.78       $  (604.10)      $   973.18
                                       ============      ============      ===========      ===========      ===========
  Class B, Series 1                    $    (69.21)             n/a              n/a              n/a            n/a
                                       ============
  Class B, Series 2                    $    (13.58)             n/a              n/a              n/a            n/a
                                       ============
  Class B, Series 3                    $     77.83              n/a              n/a              n/a            n/a
                                       ============

Financial Condition Data:

Limited Partners' Capital
  (Class A)                            $    42,672       $    36,620       $   27,366       $   24,946       $   26,701
Limited Partners' Capital
  (Class B, Series 1)                          112              n/a              n/a              n/a              n/a
Limited Partners' Capital
  (Class B, Series 2)                           49              n/a              n/a              n/a              n/a
Limited Partners' Capital
  (Class B, Series 3)                           53              n/a              n/a              n/a              n/a
General Partner's Capital
  (Class A)                                  1,011               933              752              799            1,002
                                       ------------      ------------      -----------      -----------      -----------

Partners' Capital (Net Asset Value)    $    43,897       $    37,553       $   28,118       $   25,745       $   27,703
                                       ============      ============      ===========      ===========      ===========

Total Assets                            $   44,582       $    38,504       $   29,519       $   26,122       $   31,158

Net Asset Value per Unit
  (Class A)                             $    7,594       $     7,611       $    6,307       $    4,458       $    5,062
Class A Units Outstanding                    5,752             4,934            4,458            5,775            5,473

Net Asset Value per Unit
(Class B, Series 1)                     $      930              n/a              n/a              n/a              n/a
Class B, Series 1 Units
  Outstanding                                  120              n/a              n/a              n/a              n/a

Net Asset Value per Unit
  (Class B, Series 2)                   $      915              n/a              n/a              n/a              n/a
Class B, Series 1 Units
  Outstanding                                   54              n/a              n/a              n/a              n/a

Net Asset Value per Unit
  (Class B, Series 3)                   $    1,078              n/a              n/a              n/a              n/a
Class B, Series 1 Units
  Outstanding                                   50              n/a              n/a              n/a              n/a


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

         As of December 31, 2004, the assets of the Partnership were allocated for trading in Commodity Interests entirely to the Advisor's Primary Program. The Primary Program consists of the Argo, Vulcan and Siren computer-based, quantitative trading systems.

         Class A Interests paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.29% of the net asset value of the Class A Interests as of the beginning of each month (a 3.5% annual rate) for the period, January 1, 2001 to July 31, 2002. Beginning August 1, 2002, the Class A Interests paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of the Class A Interests as of the beginning of each month (a 4.0% annual rate). Class B Interests pay to the General Partner commission of up to 6.0 percent annually of the net asset value of the Class B partners' capital. The General Partner will pay up to 3.0 percent from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3% the brokerage fee with respect to such Class B limited partnership interests will be reduced accordingly. The General Partner pays from this amount all commission charges and fees with respect to the Partner's trading in Commodity Interests. The flat-rate monthly commission is common among programs such as the Partnership, although the General Partner believes the rate charged the Partnership is lower than that of similar programs. As of December 31, 2004, ADM and Man are the clearing brokers for the Partnership.

Results of Operations

Comparison of fiscal years ended December 31, 2004 and 2003

As of December 31, 2004, total partners' capital (net asset value) of the Partnership was $43,897,183 compared to its net asset value of $37,553,436 at December 31, 2003. The Partnership's 2004 subscriptions and redemptions totaled $7,781,880 and $1,466,831 respectively, compared to $7,119,012 and $3,788,994 respectively, in 2003.

For the year ended December 31, 2004, the Partnership had net realized and unrealized trading gains of $3,149,956 and $453,387 in interest income. For that same period, the Partnership had expenses comprised of $834,527 in incentive fees, $1,618,120 in brokerage commissions including clearing and exchange fees, $781,029 in management fees and $340,969 in administrative expenses. This resulted in the Partnership having a net income of $28,698 for 2004. The decrease in trading gains of $6,782,705 in 2004 compared to 2003 was primarily because the markets did not trade in a directional and trending manner and therefore the Advisor's approach was not able to capture the kinds of profits it did in 2003.

Due to the trading gains in the first quarter of 2004, incentive fees were accrued for the quarter. Due to the net trading losses for the nine months ended December 31, 2004, no incentive fees were charged for the second, third, and fourth quarter of 2004. Incentive fees were accrued through the fourth quarter of 2003 since the Partnership incurred trading gains through all four quarters of 2003. Trading gains in the first quarter of 2003 offset trading losses in the fourth quarter of 2002.

Interest income increased to $453,387 from $280,288 in 2003 primarily due to the rising of interest rates through 2004. Brokerage commissions increased to $1,618,120 from $1,309,753 in 2003. Brokerage commissions increased due to an increase in net assets under management. Management fees increased to $781,029 in 2004 from $615,423 in 2003. Management fees are charged as percentage of the net assets therefore the increase is due to the higher net assets value in 2004. Administrative expenses decreased by $57,452 from 2003.

The net asset value per Class A Unit at December 31, 2004 decreased .22% from $7,610.95 at December 31, 2003 to $7,594.47 at December 31, 2004. The net
asset value per Class B Unit, Series 1 at December 31, 2004 decreased 6.92% from $1,000.00 at March 1, 2004 (the date of original issuance of the Units) to $930.79 at December 31, 2004. The net asset value per Class B Unit, Series 2 at December 31, 2004 decreased 1.46% from $928.17 at June 1, 2004 (the date of original issuance of the Units) to $914.59 at December 31, 2004. The net asset value per Class B Unit, Series 3 at December 31, 2004 increased 7.78% from $1,000.00 at July 1, 2004 (the date of original issuance of the Units) to $1077.83 at December 31, 2004.

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

Interest income decreased to $280,288 in 2003 from $397,838 in 2002 primarily due to the lower interest rate environment in 2003. Brokerage commissions increased to $1,309,753 in 2003 from $993,401 in 2002. Brokerage commissions were charged to Class A Interests based on monthly beginning net assets at a rate of 3.5 percent annually for the period January 1, 2002 to July 31, 2002. Beginning August 1, 2002, the Class A Interests paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of the Class A Interests as of the beginning of each month (a 4.0% annual rate). Management fees increased marginally to $615,423 in 2003 from $534,498 in 2002. Management fees are charged as percentage of the net assets therefore the increase is due to the higher net assets value in 2003. Administrative expenses increased by $229,896 over 2002, primarily due to the enactment in 2003 of a new annual state tax assessment and increase in professional fees.

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

Contractual Obligations and Commercial Commitments

         In the ordinary course of business, the Partnership enters into contracts with third parties, pursuant to which the third parties provide services to or on behalf of the Partnership. Purchase obligations represent executory contracts, which are either non-cancelable or cancelable with a penalty. At December 31, 2004, the Partnership's purchase obligations and commitments primarily reflect management agreements.


Summary of Commitments:
                                                                              2007 and
(Dollar amounts in thousands)         Total          2005         2006        thereafter (1)
                                      -----          ----         ----        ----------
Management Fees (General
  Partner) (2)                       $1,311       $   437       $   437        $   437
Brokerage Commissions (2):
         Class A                      5,241         1,747         1,747          1,747
         Class B, Series 1                9             3             3              3
         Class B, Series 2                9             3             3              3
         Class B, Series 3                9             3             3              3

Management Fees (Adviser) (2)         1,311           437           437            437
                                     -------      --------      --------       --------

  Total Commitments                  $7,890       $ 2,630       $ 2,630        $ 2,630
                                     -------      --------      --------       --------

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

(2) Estimated fees based on net assets of the partnership or the respective class/series of units as of December 31, 2004.

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Partnership's financial statements. The critical accounting estimates and related judgements underlying the Partnership's financial statements are summarized below. In applying these policies, management makes judgments that frequently require estimates about matters that are inherently uncertain. The Partnership's significant accounting policies are described in detail in Note 2 of the Notes to Financial Statements.

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

Recently Issued Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises that control another entity through interests other than voting interest (referred to as variable interest entity or "VIE"). On December 24, 2003, FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46(R)"), was issued to clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended by FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries". Neither FIN 46 nor FIN 46(R) exempt non-registered investment companies from their scope. Nonetheless, the effective date of FIN 46(R) has been indefinitely deferred for investment companies (including non-registered investment companies) that are accounting for their investments in accordance with the AICPA Audit and Accounting Guide, Audits of Investment Companies. A final determination regarding whether the provisions of FIN 46(R) should be applied by non-registered investment companies will be made by the FASB following the issuance of a final Statement of Position by the AICPA on the clarification of the scope of the AICPA Audit and Accounting Guide, Audits of Investment Companies. The Partnership has determined that if FIN 46(R) becomes applicable for non-registered investment companies, that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46(R).

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

         The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of December 31, 2004, by market sector:

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

         Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of December 31, 2004, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

         The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used December 31, 2004 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments.

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

The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of December 31, 2004.

The potential loss in earnings for each market risk exposure as of December 31, 2004 was:

Trading portfolio:

        Currency exchange rate risk      $  960,000
                                         ----------

        Commodity price risk             $  458,000
                                         ----------

        Interest rate risk               $  249,000
                                         ----------


Item 8.  Financial Statements and Supplementary Data

         The Partnership's financial statements, together with the report of the independent registered public accounting firm thereon, appear on pages F-1 through F-16 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable

Item 9A.  Controls and Procedures

         The President of the General Partner evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, which are designed to insure that the Partnership's records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of December 31, 2004 the Partnership's disclosure controls are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls during the fourth quarter of 2004.

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

         Robert L. Lerner is the principal of the General Partner. Mr. Lerner has been a shareholder, director and president of the General Partner since he formed the General Partner on January 4, 1990. Mr. Lerner was the sole general partner and CPO of the Partnership since its inception until November 1995, at which time he transferred and assigned his general partnership interest to the General Partner, and had been individually registered with the CFTC as a CPO and a CTA since October 1984. Mr. Lerner is currently registered as a principal and an associated person of the General Partner. Mr. Lerner had been a sole proprietor providing consulting and marketing services to CTAs from January 1992 to January 1996, at which time he transferred his operations to the General Partner which continues to provide such services. Mr. Lerner also is president and a co-founder of WoodAllen Capital Management, LLC, an investment management firm. From 2001 until forming WoodAllen Capital in January 2003, Mr. Lerner was the president of Partners Capital Investment Group, LLC, an international investment advisory firm he co-founded. From May 1988 until January 1992, Mr. Lerner was senior vice president and director of Mount Lucas Management Corporation, an investment advisory firm he co-founded which specializes in futures investment programs for institutional investors. From July 1985 to May 1988, Mr. Lerner was employed by Commodities Corporation (U.S.A.) N.V., a leading commodity trading advisory firm, that is now a unit of Goldman Sachs Asset Management.. Mr. Lerner also has practiced commodities and securities law. Mr. Lerner has a J.D. degree from Boston University Law School and a B.A. degree from Cornell University.

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

Code of Ethics

The Partnership does not have any officers; therefore, it has not adopted a code of ethics applicable to the Partnership's principal executive officer principal financial officer, principal accounting officer and persons performing similar functions. The General Partner is primarily responsible for the day to day administrative and operational aspects of the Partnership's business. The General Partner has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions and a copy of such code is included in Exhibit 14.01.

Item 11. Executive Compensation

         The Partnership has no directors or executive officers. The General Partner manages and conducts the business of the Partnership. The General Partner receives management and other fees from the Partnership. See "Business -- Fees and Expenses."

Item 12. Security Ownership of Certain Beneficial Owners and Management

         As of December 31, 2004, approximately 5,975.2461 Partnership Units were held by 495 Limited Partners and the General Partner. The following table sets forth certain information as of December 31, 2004 with respect to each person known to the Partnership to beneficially own more than 5% of the outstanding Partnership Units.


Name and Address                       Number of Limited     Percent of Total
of Beneficial Owner                    Partnership Units     Partnership Units
-------------------                    -----------------     -----------------

PY Family Limited Partnership          340.5440              5.8916%
PY Corporation, General Partner
101 Morgan Lane, Suite 180
Plainsboro, NJ  08536
----------------------------------------

         The Partnership has no directors or officers. The General Partner manages and conducts the business of the Partnership. As of December 31, 2004, the General Partner owned $1,010,988 of general partner interests in the Company, or 133.1216 Partnership Units, representing approximately 2.3% of the total outstanding Partnership Units, and also beneficially owned 27.3707 Limited Partnership Units. The General Partner is owned entirely by Robert L. Lerner and trusts for the benefit of him and his family.

Item 13. Certain Relationships and Related Transactions

         The General Partner manages and conducts the business of the Partnership. To compensate the General Partner for its management of the Partnership, its monitoring of the Advisor's portfolio and its assumption of the financial burden of operating the Partnership, the General Partner receives management and other fees from the Partnership. See "Business - Fees and Expenses." For the years ended December 31, 2004, 2003, and 2002, the General Partner received a management fee from the Partnership pursuant to the Partnership Agreement in the amounts of $375,534, $281,177 and $257,446, respectively. For the years ended December 31, 2004, 2003 and 2002, the General Partner received administrative charges from the Limited Partners pursuant to the Partnership Agreement in the amount of $70,865, $52,421, and $17,215, respectively. This is a one-time, one percent of capital administrative charge for partners on their contribution. The General Partner waives this charge for limited partners who are affiliates of the General Partner. For the years ended December 31, 2004, 2003 and 2002, the General Partner received net brokerage commissions of $971,621, $717,852 and $394,488, respectively, from the Partnership. Net brokerage commissions represent the gross brokerage commissions of 4.0% annually of the net asset value of the Class A Interests and 3.0% annually of the Class B Interests (assuming no trailer commissions are being paid) less actual brokerage commissions paid to clearing brokers. One individual who is associated with the CTA is also a limited partner of the fund. At December 31, 2004, 2003 and 2002 the individual's outstanding partnership interest was $2,586,251, $2,568,329 and $2,108,893, respectively.

Item 14. Principal Accountant Fees and Services

Fees Incurred by the Partnership for services provided by Deloitte & Touche LLP

         The following table shows the fees (in thousands) paid or accrued by the Partnership for the audit and other services provided by Deloitte & Touche LLP for 2004 and 2003

                                          2004           2003
                                          ----           ----

         Audit Fees (1)                 $  82.5         $ 66.5
         Audit-Related Fees (2)               -              -
         Tax Fees (3)                      35.0           32.0
         All Other Fees (4)                   -              -
                                        --------        -------

                                        $ 117.5         $ 98.5

         Engagement of the Independent Registered Public Accounting Firm. The General Partner is responsible for approving every engagement of Deloitte & Touche LLP to perform audit or non-audit services for the Partnership before Deloitte & Touche LLP is engaged to provide those services. The General Partner considers whether the provision of any non-audit provisions is compatible with maintaining Deloitte & Touche LLP's independence.

------------------
(1) Audit fees represent fees for professional services provided in connection with the audit of the Partnership's annual financial statements and review of our quarterly financial statements.

(2)   None.

(3) For 2004 and 2003, respectively, tax fees principally included tax compliance fees of $35 and $27 and tax advice and tax planning fees of $0 and $5.

(4)   None.

                                    PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

Documents Filed as a Part of This Report.

         1. See the Table of Contents to Financial Statements on page F-3, which is incorporated herein by reference.

         2. See the Index to Exhibits, which is incorporated herein by reference.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Willowbridge Fund, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE WILLOWBRIDGE FUND, L.P.
                                           By:  Ruvane Investment Corporation
                                           Its: General Partner


                                           By: /s/ Robert L. Lerner
                                               ---------------------------
                                               Robert L. Lerner, President

Date:  March 18, 2005

                          THE WILLOWBRIDGE FUND L.P.

                             FINANCIAL STATEMENTS

                     As of December 31, 2004 and 2003 and
             for the Years Ended December 31, 2004, 2003 and 2002

                          The Willowbridge Fund L.P.
              C/o Ruvane Investment Corporation, General Partner
                               Four Benedek Road
                              Princeton, NJ 08540













I affirm that, to the best of my knowledge and belief, the information contained in the attached financial statements of The Willowbridge Fund L.P. as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 is accurate and complete.



                                            Ruvane Investment Corporation
                                            General Partner of
                                            The Willowbridge Fund L.P.



                                              /s/ Robert L. Lerner
                                            ----------------------------------
                                            By:  Robert L. Lerner, President

                          THE WILLOWBRIDGE FUND L.P.


                            ----------------------

                               TABLE OF CONTENTS

                            ----------------------


                                                                       Page


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 F-4

FINANCIAL STATEMENTS:

    Statements of Financial Condition
       as of December 31, 2004 and 2003                                 F-5

    Condensed Schedules of Investments
       as of December 31, 2004 and 2003                              F-6 - F-7

    Statements of Income
       for the Years Ended December 31, 2004, 2003 and 2002             F-8

    Statements of Changes in Partners' Capital
       for the Years Ended December 31, 2004, 2003 and 2002             F-9

    Notes to Financial Statements                                   F-10 - F-16

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------

To the Partners of The Willowbridge Fund L.P.:


We have audited the accompanying statements of financial condition of The Willowbridge Fund L.P. (the "Partnership"), including condensed schedules of investments, as of December 31, 2004 and 2003 and the related statements of income and of changes in partners' capital for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Willowbridge Fund L.P. as of December 31, 2004 and 2003, and the results of its operations and changes in its partners' capital for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP


Parsippany, New Jersey
March 18, 2005



                                  THE WILLOWBRIDGE FUND L.P.
                               STATEMENTS OF FINANCIAL CONDITION
                               As of December 31, 2004 and 2003

                                        ---------------


                                                              2004                    2003
                                                              ----                    ----
ASSETS
CASH IN BANK                                               $  4,621,928          $  1,491,478
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT
    Due from broker                                          37,734,314            32,839,696
    Net unrealized gain on open positions                     2,111,368             4,034,794
                                                           -------------         -------------
                                                             39,845,682            36,874,490

DUE FROM GENERAL PARTNER                                         99,808               132,554

INTEREST RECEIVABLE                                              14,174                 5,491
                                                           -------------         -------------
TOTAL ASSETS                                               $ 44,581,592          $ 38,504,013
                                                           =============         =============
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
    Prepaid subscriptions                                  $    171,239          $    410,810
    Accrued Incentive fees                                            -               179,406
    Redemptions payable                                         301,925               129,171
    Other accrued expenses                                      100,731               126,190
    Accrued management fees                                     110,514                91,000
    Accounts payable                                                  -                14,000
                                                           -------------         -------------
TOTAL LIABILITIES                                               684,409               950,577
                                                           -------------         -------------
PARTNERS' CAPITAL
    Limited partners - Class A (5,618.8166 and
       4,811.5582 fully redeemable
       units at December 31, 2004 and
       2003, respectively)                                   42,671,937            36,620,539
    Limited partners - Class B (223.3079 and 0
       fully redeemable units at December 31,
       2004 and 2003, respectively)                             214,258                     -
    General partner - Class A (133.1216 and
       122.5730 fully redeemable units at
       December 31, 2004 and 2003, respectively)              1,010,988               932,897
                                                           -------------         -------------
TOTAL PARTNERS' CAPITAL                                      43,897,183            37,553,436
                                                           -------------         -------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                    $ 44,581,592          $ 38,504,013
                                                           =============         =============
NET ASSET VALUE PER UNIT - Class A
    (based on Partners' Capital of $43,682,925 and
    $37,553,436 and 5,751.9382 and 4,934.1312
    units outstanding)                                     $   7,594.47          $   7,610.95
                                                           =============         =============
NET ASSET VALUE PER UNIT - Class B
    Series 1 - (based on Partners' Capital of
    $111,637 and 119.9385 units outstanding)               $     930.79          $      *
                                                           =============         =============
NET ASSET VALUE PER UNIT - Class B
    Series 2 - (based on Partners' Capital of
    $49,268 and 53.8694 units outstanding)                 $     914.59          $      *
                                                           =============         =============
NET ASSET VALUE PER UNIT - Class B
    Series 3 - (based on Partners' Capital of
    $53,353 and 49.5000 units outstanding)                 $   1,077.83          $      *
                                                           =============         =============

* Each Series of Class B units were issued in 2004.

                              See Notes to Financial Statements.





                                                  THE WILLOWBRIDGE FUND L.P.
                                               CONDENSED SCHEDULE OF INVESTMENTS
                                                    As of December 31, 2004

                                                        ---------------


                                  Long Positions                       Short Positions                     Net Positions
                                  --------------                       ---------------                     -------------
Commodity Futures          Unrealized      Percentage of      Unrealized Gain   Percentage of       Unrealized      Percentage of
Industry Sector             Gain, Net       Net Assets          (Loss), Net      Net Assets         Gain (Loss)      Net Assets
---------------             ---------       ----------          -----------      ----------         -----------      ----------
Livestock                  $   30,790        0.070 %             $      -              - %          $   30,790        0.070 %

Grains                         27,300        0.062 %                    -              - %              27,300        0.062 %

Tropical products             702,405        1.600 %              (12,947)        (0.029)%             689,458        1.571 %

Energy                              -            - %              284,240          0.648 %             284,240        0.648 %

Currencies                    676,837        1.542 %                    -              - %             676,837        1.542 %

Interest rates                297,965        0.679 %               72,323          0.164 %             370,288        0.843 %

Metals                         32,455        0.074 %                    -              - %              32,455        0.074 %
                           -----------     ----------            ---------        ---------         -----------    -----------

                           $1,767,752        4.027 %             $343,616          0.783 %          $2,111,368        4.810 %
                           ===========     ==========            =========        =========         ===========    ===========
















                                              See Notes to Financial Statements.





                                                  THE WILLOWBRIDGE FUND L.P.
                                               CONDENSED SCHEDULE OF INVESTMENTS
                                                    As of December 31, 2003

                                                        ---------------



                                   Long Positions                       Short Positions                    Net Positions
                                   --------------                       ---------------                    -------------
Commodity Futures        Unrealized Gain    Percentage of      Unrealized Gain   Percentage of      Unrealized      Percentage of
Industry Sector            (Loss), Net       Net Assets          (Loss), Net      Net Assets        Gain (Loss)      Net Assets
---------------            -----------       ----------          -----------      ----------        -----------      ----------

Livestock                $        -                 - %           $ 250,580          0.667 %        $   250,580         0.667 %

Grains                      817,702             2.177 %             (72,950)        (0.194)%            744,752         1.983 %

Tropical products                 -                 - %              21,976          0.059 %             21,976         0.059 %

Energy                     (227,548)           (0.606)%                   -              - %           (227,548)       (0.606)%

Currencies                2,688,930             7.160 %                   -              - %          2,688,930         7.160 %

Interest rates               57,124             0.152 %                   -              - %             57,124         0.152 %

Metals                      498,980             1.329 %                   -              - %            498,980         1.329 %
                         -----------          ----------          ----------      ----------       -------------      ---------

                         $3,835,188            10.212 %           $ 199,606          0.532 %       $  4,034,794        10.744 %
                         ===========          ==========          ==========      ==========       =============      =========
















                                              See Notes to Financial Statements.





                                               THE WILLOWBRIDGE FUND L.P.
                                                  STATEMENTS OF INCOME
                                  For the Years Ended December 31, 2004, 2003 and 2002

                                                     ---------------



                                                                       2004                2003               2002
                                                                       ----                ----               ----
NET INVESTMENT INCOME (LOSS)
    Income:
       Interest income                                             $     453,387      $     280,288       $     397,838
                                                                   --------------     --------------      --------------

    Expenses:
       Brokerage commissions (includes clearing and
          exchange fees of $199, $181, and $45
          in 2004, 2003, and 2002, respectively)                       1,618,120          1,309,753             993,401
       Incentive fees                                                    834,527          1,783,681           2,138,561
       Management fees                                                   781,029            615,423             534,498
       Administrative expenses                                           340,969            398,421             168,525
                                                                  ---------------     --------------      --------------

                 Total expenses                                        3,574,645          4,107,278           3,834,985
                                                                  ---------------     --------------       -------------

                 Net investment loss                                  (3,121,258)        (3,826,990)         (3,437,147)
                                                                  ---------------     --------------       -------------

TRADING PROFITS (LOSSES)
    Profits (losses) on trading of commodity futures,
       forwards and options:
          Realized gains on closed positions, net                      5,073,382          8,919,018          14,068,864
          Change in unrealized gains/losses on open
              positions, net                                          (1,923,426)         1,013,643            (449,325)
                                                                  ---------------     --------------       -------------

                 Total trading profits                                 3,149,956          9,932,661          13,619,539
                                                                  ---------------     --------------       -------------

NET INCOME                                                        $       28,698      $   6,105,671        $ 10,182,392
                                                                  ===============     ==============       =============

NET (LOSS) INCOME PER UNIT

    Class A                                                       $       (16.48)     $    1,303.54        $   1,849.78
                                                                  ===============     ==============       =============

    Class B - Series 1                                            $       (69.21)     $           -        $          -
                                                                  ===============     ==============       =============

    Class B - Series 2                                            $       (13.58)     $           -        $          -
                                                                  ===============     ==============       =============

    Class B - Series 3                                            $        77.83      $           -        $          -
                                                                  ===============     ==============       =============







                                           See Notes to Financial Statements.





                                               THE WILLOWBRIDGE FUND L.P.
                                       STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  For the Years Ended December 31, 2004, 2003 and 2002

                                                     ---------------



                                                                               CLASS A
                                     -----------------------------------------------------------------------------------
                                            General Partner                   Limited Partners           Total Partners'
                                            ---------------                   ----------------
                                         Units           Amount            Units            Amount           Capital
PARTNERS' CAPITAL,
    JANUARY 1, 2002                    179.1362      $   798,522        5,596.2849      $ 24,946,122      $ 25,744,644
    Subscriptions                        4.1981           19,623          421.1960         1,988,554         2,008,177
    Redemptions                        (64.0793)        (315,034)      (1,678.8442)       (9,502,432)       (9,817,466)
    Net income                             -             249,081              -            9,933,311        10,182,392
                                     -----------     ------------      ------------     -------------     -------------
PARTNERS' CAPITAL,
    DECEMBER 31, 2002                  119.2550          752,192        4,338.6367        27,365,555        28,117,747
    Subscriptions                        8.4818           59,572        1,008.8862         7,059,440         7,119,012
    Redemptions                         (5.1638)         (35,004)        (535.9647)       (3,753,990)       (3,788,994)
    Net income                             -             156,137              -            5,949,534         6,105,671
                                     -----------     ------------      ------------     -------------     -------------
PARTNERS' CAPITAL,
    DECEMBER 31, 2003                  122.5730          932,897        4,811.5582        36,620,539        37,553,436
    Subscriptions                       10.5486           79,541        1,001.3554         7,496,155         7,575,696
    Redemptions                            -                 -           (194.0970)       (1,466,831)       (1,466,831)
    Net (loss) income                      -              (1,450)             -               22,074            20,624
                                     -----------     ------------      ------------     -------------     -------------
PARTNERS' CAPITAL,
    DECEMBER 31, 2004                  133.1216      $ 1,010,988        5,618.8166      $ 42,671,937      $ 43,682,925
                                     ===========     ============      ============     =============     =============



                                                                 CLASS B LIMITED PARTNERS
                                     -----------------------------------------------------------------------------------
                                           Series 1                      Series 2                    Series 3
                                           --------                      --------                    --------
                                      Units        Amount          Units         Amount         Units       Amount
                                      -----        ------          -----         ------         -----       ------
PARTNERS' CAPITAL,
    JANUARY 1, 2004                      -       $     -             -        $     -             -        $    -
    Subscriptions                    119.9385      106,684        53.8694        50,000        49.5000       49,500
    Redemptions                          -             -             -              -             -             -
    Net income (loss)                    -           4,953           -             (732)          -           3,853
                                     ---------   ----------      ---------    ----------      ---------    ---------
PARTNERS' CAPITAL,
    DECEMBER 31, 2004                119.9385    $ 111,637        53.8694     $  49,268        49.5000     $ 53,353
                                     =========   ==========      =========    ==========      =========    =========







                                           See Notes to Financial Statements.

                          THE WILLOWBRIDGE FUND L.P.
                         NOTES TO FINANCIAL STATEMENTS
             For the Years Ended December 31, 2004, 2003 And 2002

                                ---------------



1.         PARTNERSHIP ORGANIZATION
           ------------------------
           The Willowbridge Fund L.P. (the "Partnership"), a Delaware limited partnership, was organized on January 24, 1986. The Partnership is engaged in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts and forward contracts. Ruvane Investment Corporation ("General Partner") is registered as a Commodity Pool Operator and an Introducing Broker with the Commodity Futures Trading Commission. The General Partner is required by the Limited Partnership Agreement, as amended and restated on April 15, 1998 (the "Agreement"), to contribute an amount equal to one percent of the aggregate capital raised by the Partnership. The Agreement requires that all subscriptions are subject to a one percent administrative charge payable to the General Partner.

           In accordance with the amendment to Section 5 of the Agreement, effective January 16, 2003, the Partnership offers separate classes of limited partnership interests, whereby interests which were already issued by the Partnership will be designated as Class A interests. The Partnership also offers Class B limited partnership interests in private offering pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended. The Partnership will offer the Class B interests up to an aggregate of $100,000,000. The Partnership began issuing Class B interests in 2004. Commissions and redemption charges for the Class B interests will differ from those of the Class A interests, but in all other respects the Class A interests and the Class B interests will be identical. The Class A interests and Class B interests will also be traded pursuant to the same trading program.

           The Partnership shall end upon withdrawal, insolvency or dissolution of the General Partner or a decline of greater than fifty percent of the net assets of the Partnership as defined in the Agreement, or the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.

2.         SIGNIFICANT ACCOUNTING POLICIES
           -------------------------------
           A. Due from Broker

              Due from broker represents cash required to meet margin requirements and excess funds not required for margin which are typically invested in 30 day commercial paper and U.S. Treasury bills which are carried at cost plus accrued interest, which approximates market value. The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership's behalf. The General Partner monitors the financial conditions of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

           B. Revenue Recognition

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

                          THE WILLOWBRIDGE FUND L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             For the Years Ended December 31, 2004, 2003 And 2002

                                ---------------



2.         SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
           -------------------------------------------
           C. Commissions

              The Class A partners pay to the General Partner a flat rate commission of 4.0 percent annually of the net asset value of the Class A partners' capital as of beginning of each month. Class B limited partners pay to the General Partner a flat rate commission of up to 6.0 percent annually of the net asset value of the Class B partners' capital. From these amounts, the General Partner will pay or reimburse the Partnership for actual trading commissions incurred by the Partnership and will pay up to 3.0 percent from this amount to properly registered selling agents as their ongoing compensation for servicing Class B limited partners.

              Commissions charged to each class or series of class were as follows:

                                          2004           2003          2002
                                          ----           ----          ----

              Class A                 $ 1,613,322    $ 1,309,753    $  993,401
              Class B - Series 1            1,892            -             -
              Class B - Series 2            1,648            -             -
              Class B - Series 3            1,258            -             -
                                      ------------   ------------   -----------

              Total                   $ 1,618,120    $ 1,309,753    $  993,401
                                      ============   ============   ===========


              For the years ended December 31, 2004, 2003 and 2002, the General Partner received net brokerage commission of $971,621, $717,852 and $394,488, respectively, from the
              Partnership. Net brokerage commission represents commissions charged to Class A and Class B partners less actual brokerage commissions paid to clearing brokers and amounts paid to selling agents for servicing Class B limited partners. As of December 31, 2004 and 2003, $99,808 and $132,554, respectively, is due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

           D. Statement of Cash Flows

              The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standard No. 102, "Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

           E. Allocation of Profits (Losses)

              Net realized and unrealized trading gains and losses, interest income and other operating income and expenses are allocated to the partners monthly in proportion to their capital account balance, as defined in the Agreement.

           F. Incentive Fees

              Willowbridge Associates, Inc. ("Willowbridge"), the Commodity Trading Advisor ("CTA") of the Partnership, is entitled to a quarterly incentive fee based on an increase in the adjusted net asset value of the allocated assets of the Partnership. The CTA receives 25% of any new profits, as defined in the Agreement. The term "new profits" is defined as the increase, if any, in the adjusted net asset value of the allocated assets.

                          THE WILLOWBRIDGE FUND L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             For the Years Ended December 31, 2004, 2003 And 2002

                                ---------------



2.         SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
           -------------------------------------------
           G. Management Fees

              The General Partner is paid an annual management fee equal to one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year. Such annual fees amounted to $375,534, $281,177 and $257,446 in 2004, 2003 and 2002, respectively. At
              December 31, 2004, 2003 and 2002, no amounts are due to the General Partner for management fees.

              In addition, the Partnership pays Willowbridge a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership. These fees amounted to $405,495, $334,246 and $277,052 in 2004, 2003 and 2002, respectively.

           H. Administrative Expenses

              Administrative expenses include professional fees, bookkeeping costs and other charges such as registration fees, printing costs and bank fees.

           I. Income Taxes

              Income taxes have not been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership's profits.

           J. Subscriptions

              Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month. Partners' contributions received in advance for subscriptions are recorded as prepaid subscriptions in the statements of financial condition. The General Partner charges a one percent initial administrative fee on all limited partner unit subscriptions. The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion. Subscription proceeds to the Partnership are recorded net of these charges. For the years ended December 31, 2004, 2003 and 2002, the General Partner received initial administrative fees of $70,865, $52,421 and $17,215, respectively.

           K. Redemptions

              Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month on at least ten days written notice to the General Partner. Class B interests are subject to an early redemption charge of up to 4 percent if such interests are redeemed within 12 months of their purchase.

           L. Estimates

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

           M. Reclassifications

              Certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

                          THE WILLOWBRIDGE FUND L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             For the Years Ended December 31, 2004, 2003 And 2002

                                ---------------



2.         SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
           -------------------------------------------
           N. Recently Issued Accounting Pronouncements

              In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises that control another entity through interests other than voting interest (referred to as variable interest entity or "VIE"). On December 24, 2003, FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46(R)"), was issued to clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended by FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries". Neither FIN 46 nor FIN 46(R) exempt non-registered investment companies from their scope. Nonetheless, the effective date of FIN 46(R) has been indefinitely deferred for investment companies (including non-registered investment companies) that are accounting for their investments in accordance with the AICPA Audit and Accounting Guide, Audits of Investment Companies. A final determination regarding whether the provisions of FIN 46(R) should be applied by non-registered investment companies will be made by the FASB following the issuance of a final Statement of Position by the AICPA on the clarification of the scope of the AICPA Audit and Accounting Guide, Audits of Investment Companies. The Partnership has determined that if FIN 46(R) becomes applicable for non-registered investment companies, that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46(R).

           O. Indemnifications

              The Partnership has entered into agreements, which provide for the indemnifications against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence or bad faith. The Partnership has had no prior claims or payments pursuant to these agreements. The Partnership's individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Partnership that have not yet occurred. However, based on experience, the Partnership expects the risk of loss to be remote.

3.         DERIVATIVE INSTRUMENTS
           ----------------------
           The Partnership trades futures, options on futures and forward contracts and forward contracts in currencies and a wide range of commodities, energy and metals.



                                        THE WILLOWBRIDGE FUND L.P.
                                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           For the Years Ended December 31, 2004, 2003 And 2002

                                              ---------------



3.         DERIVATIVE INSTRUMENTS (CONTINUED)

           The Partnership's trading results by market sector were as follows:

                                                          For the year ended December 31, 2004
                                                          ------------------------------------
                                                                        Change in               Total
                                                  Realized             Unrealized              Trading
                                               Gains/(Losses)        Gains/(Losses)        Gains/(Losses)
                                               --------------        --------------        --------------
           Currencies                          $ (2,896,992)         $ (2,012,093)         $ (4,909,085)
           Interest rates                           155,695               313,163               468,858
           Grains                                 1,887,524              (717,451)            1,170,073
           Livestock                               (191,170)             (219,790)             (410,960)
           Tropical products                     (1,604,125)              667,482              (936,643)
           Energy                                 7,937,172               511,788             8,448,960
           Metals                                  (214,722)             (466,525)             (681,247)
                                               -------------         -------------         -------------
               Total trading profits           $  5,073,382          $ (1,923,426)         $  3,149,956
                                               =============         =============         =============


                                                          For the year ended December 31, 2003
                                                          ------------------------------------
                                                                        Change in               Total
                                                  Realized             Unrealized              Trading
                                               Gains/(Losses)        Gains/(Losses)        Gains/(Losses)
                                               --------------        --------------        --------------
           Currencies                          $  7,966,062          $  1,635,235          $  9,601,297
           Interest rates                        (1,579,259)             (759,932)           (2,339,191)
           Grains                                 2,305,946               791,722             3,097,668
           Livestock                              1,358,110               227,510             1,585,620
           Tropical products                     (1,124,736)             (137,020)           (1,261,756)
           Energy                                  (984,700)           (1,126,682)           (2,111,382)
           Metals                                   977,595               382,810             1,360,405
                                               -------------         -------------         -------------
               Total trading profit            $  8,919,018          $  1,013,643          $  9,932,661
                                               =============         =============         =============




















                                        THE WILLOWBRIDGE FUND L.P.
                                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           For the Years Ended December 31, 2004, 2003 And 2002

                                              ---------------



3.         DERIVATIVE INSTRUMENTS (CONTINUED)
           ----------------------------------

                                                           For the year ended December 31, 2002
                                                           ------------------------------------
                                                                         Change in               Total
                                                   Realized             Unrealized              Trading
                                                Gains/(Losses)        Gains/(Losses)        Gains/(Losses)
                                               --------------        --------------        --------------
           Currencies                          $   6,156,427         $  (1,547,037)        $   4,609,390
           Interest rates                          7,757,470               676,858             8,434,328
           Grains                                  1,327,648              (272,047)            1,055,601
           Livestock                                 220,710               (23,930)              196,780
           Tropical products                        (683,405)               66,856              (616,549)
           Energy                                    343,793               665,333             1,009,126
           Metals                                 (1,053,779)              (15,358)           (1,069,137)
                                               --------------        --------------        --------------
           Total trading profits               $  14,068,864         $    (449,325)        $  13,619,539
                                               ==============        ==============        ==============


           A. Market Risk

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

           B. Fair Value

              The derivative instruments used in the Partnership's trading activities are marked to market with the resulting unrealized profits recorded in the Statements of Financial Condition and the related trading profits/losses reflected in trading profits (losses) in the Statements of Income. Substantially all of the Partnership's derivative financial instruments outstanding expire within 90 days.

           C. Credit Risk

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

                          THE WILLOWBRIDGE FUND L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             For the Years Ended December 31, 2004, 2003 And 2002

                                ---------------


3.         DERIVATIVE INSTRUMENTS (CONTINUED)
           ----------------------------------
           C. Credit Risk (Continued)

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

4.         FINANCIAL HIGHLIGHTS
           --------------------
           The following sets forth the financial highlights for the year ended December 31, 2004.

                                                                                   Class B (1)    Class B (5)   Class B (6)
                                                                       Class A      Series 1       Series 2      Series 3
                                                                       -------      --------       --------      --------
           Per Unit Operating Performance
           (for a Unit outstanding for the entire period)
           ----------------------------------------------

           Net Asset Value, Beginning of the period                 $ 7,610.95    $ 1,000.00     $  928.17     $ 1,000.00
                                                                    -----------   -----------    ----------    -----------

           Gain (loss) from operations
               Net investment loss                                     (574.70)       (31.67)        (38.03)       (32.57)
               Net trading profits (losses)                             558.22        (37.54)         24.45        110.40
                                                                    -----------   -----------    -----------   -----------

                    Net (loss) income                                   (16.48)       (69.21)        (13.58)        77.83
                                                                    -----------   -----------    -----------   -----------

           Net Asset Value, End of the period                       $ 7,594.47    $   930.79     $   914.59    $ 1,077.83
                                                                    ===========   ===========    ===========   ===========

           Total Return (2)                                             (0.22)%       (6.92)%        (1.46)%        7.78 %

           Total Return (excluding incentive fees) (4)                   1.69 %       (7.02)%        (1.46)%        7.78 %

           Supplemental Data

           Ratio of expenses (3) to average net assets                  (9.61)%       (5.59)%        (8.85)%       (7.75)%
           Ratio of expenses (3) (excluding incentive fees)
               to average net assets                                    (7.36)%       (5.40)%        (8.85)%       (7.75)%

           Ratio of net investment loss (3)
               to average net assets                                    (6.14)%       (4.07)%        (7.47)%       (6.33)%

           -------------------
           (1) For the Period March 1, 2004 (original issuance of units) to December 31, 2004.
           (2) Total return is derived as opening net asset value less ending net asset value divided by opening net asset value, and excludes the effect of sales commissions and initial administrative charges on subscriptions.
           (3) Annualized for Class B.
           (4) Total return (excluding incentive fees) is derived as net ncome per unit and adding back incentive fees per unit divided by opening net asset value per unit.
           (5) For the Period June 1, 2004 (original issuance of units) to December 31, 2004. (6) For the Period
               July 1, 2004 (original issuance of units) to December 31, 2004.


                                 * * * * * * *

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

 14.01     General Partner Code of Ethics

 31.1      Rule 13a-14(a)/13d-14(a) Certifications

 32.1      Section 1350 Certification