Form 10-Q
period 2005-03-31
WILLOWBRIDGE FUND LP
filed 2005-05-16
CIK 794775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended March 31, 2005

 ( ) TRANSITION REPORT PURSUANT' TO SECTION 13 or 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

 For the Transition Period From _____  To_____

 Commission File No. 000-23529

THE WILLOWBRIDGE FUND L.P.

          Delaware                                                                                22-678474
(a Delaware Partnership)                                                               (I.R.S. Employer
                                                                                                    Identification No.)

4 Benedek Road,

Princeton, New Jersey 08540

(609)-921-0717

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    X
NO   X

            Indicate by check nark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ____       NO    X

TABLE OF CONTENTS

 Page

PART I - FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

THE WILLOWBRIDGE FUND L.P.
CONDENSED STATEMENTS OF FINANCIAL CONDITION
As of March 31, 2005 (Unaudited) and December 31, 2004

	March 31, 2005	December 31, 2004
ASSETS CASH IN BANK	$ 5,427,007	$ 4,621,928
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
Due from broker	33,892,256	37,734,314
Net unrealized gain on open positions	4,369,290	2,111,368
	38,261,546	39,845,682
PREPAID EXPENSES	328,148	--
DUE FROM GENERAL PARTNER	136,500	99,808
INTEREST RECEIVABLE	16,834	14,174
TOTAL ASSETS	$ 44,170,035	$ 44,581,592
LIABILITIES AND PARTNERS' CAPITAL LIABILITIES:
Prepaid subscriptions	$ 16,011	$ 171,239
Redemptions payable	195,487	301,925
Other accrued expenses	61,343	100,731
Accrued management fees	105,677	110,514
TOTAL LIABILITIES	378,518	684,409
PARTNERS' CAPITAL:
Limited partners - Class A (5,724.7165 and 5,618.8166 fully redeemable units at March 31, 2005 and December 31, 2004, respectively)	41,331,725	42,671,937
Limited partners - Class B (1,666.3815 and 223.3079 fully redeemable units at March 31, 2005 and December 31, 2004, respectively)	1,483,786	214,258
General partner - Class A (135.1833 and 133.1216 fully redeemable units at March 31, 2005 and December 31, 2004, respectively)	976,006	1,010,988
TOTAL PARTNERS' CAPITAL	43,791,517	43,897,183
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$ 44,170,035	$ 44,581,592
NET ASSET VALUE PER UNIT - Class A (based on Partners' Capital of $42,307,731 and $43,682,925 and 5,859.8998 and 5,751.9382 units outstanding)	$ 7,219.87	$ 7,594.47
NET ASSET VALUE PER UNIT - Class B Series 1 - (based on Partners' Capital of $1,386,594 and $111,637 and 1563.0212 and 119.9385 units outstanding)	$ 887.13	$ 930.79
NET ASSET VALUE PER UNIT - Class B Series 2 - (based on Partners' Capital of $46,600 and $49, 268 and 53.8694 and 53.8694 units outstanding)	$ 865.05	$ 914.59
NET ASSET VALUE PER UNIT - Class B Series 3 - (based on Partners' Capital of $50,592 and $53,353 and 49.5000 and 49.5000 units outstanding)	$ 1,022.06	$ 1,077.83

See Notes to Condensed Financial Statements

THE WILLOWBRIDGE FUND L.P.
CONDENSED STATEMENTS OF INCOME (L0SS)
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Three Months Ended March 31,
	2005	2004
NET INVESTMENT INCOME (LOSS)
Income:
Interest income	$ 229,083	$ 76,588

Expenses:
Brokerage commissions	429,132	402,403
Incentive fees	--	834,528
Management fees	215,414	197,345
Administrative expenses	95,108	75,039
Total expenses	739,654	1,509,315
Net investment loss	(510,571)	(1,432,727)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures, forwards and options:
Realized gains (losses) on closed positions, net	(3,888,690)	2,578,253
Change in unrealized gains/losses on open positions, net	2,257,922	1,358,058
Total trading profits (losses)	(1,630,768)	3,936,311
NET INCOME (LOSS)	$ (2,141,339)	$ 2,503,584
NET (LOSS) INCOME PER UNIT
Class A	$ (374.60)	$ 493.54
Class B - Series 1	$ (43.66)	$ (14.20)
Class B - Series 2	$ (49.54)	$ 0
Class B - Series 3	$ (55.77)	$ 0

See Notes to Condensed Financial Statements.

THE WILLOWBRIDGE FUND L.P.
CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	CLASS A
	General Partner		Limited Partners		Total Partners' Capital
	Units	Amount	Units	Amount
PARTNERS' CAPITAL, JANUARY 1, 2005	133.1216	$ 1,010,988	5,618.8166	$ 42,671,937	$ 43,682,925
Subscriptions	2.0617	14,678	159.3630	1,025,756	1,040,434
Redemptions	--	--	(53.4631)	(271,656)	(271,656)
Net income (loss)	--	(49,660)	--	(2,094,312)	(2,143,972)
PARTNERS' CAPITAL, MARCH 31, 2005	135.1833	$ 976,006	5,724.7165	$ 41,331,725	$ 42,307,731

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3
	Units	Amount	Units	Amount	Units	Amount
PARTNERS' CAPITAL, JANUARY 1, 2005	119.9385	$ 111,637	53.8694	$ 49,268	49.5000	$ 53,353
Subscriptions	1,443.0736	1,266,895	--	--	--	--
Redemptions	--	--	--	--	--	--
Net income (loss)	--	8,062	--	(2,668)	--	(2,761)
PARTNERS' CAPITAL, MARCH 31, 2005	1563.0121	$1,386,594	53.8694	$ 46,600	49.5000	$ 50,592

	CLASS A					CLASS B
	General Partner		Limited Partners		Total Partners' Capital	LIMITED PARTNERS
	Units	Amount	Units	Amount		Units	Amount
PARTNERS' CAPITAL, JANUARY 1, 2004	122.5730	$ 932,897	4,811.5582	$ 36,620,539	$ 37,553,436	--	$ --
Subscriptions	3.6910	29,051	341.1939	2,684,057	2,713,108	24.7500	24,750
Redemptions	--	--	(68.5808)	(542,559)	(542,559)	--	--
Net income (loss)	--	61,357	--	2,442,578	2,503,935	--	(351)
PARTNERS' CAPITAL, MARCH 31, 2004	126.2640	$ 1,023,305	5,084.1713	$ 41,204,615	$ 42,227,920	24.7500	$ 24,399

See Notes to Condensed Financial Statements.

THE WILLOWBRIDGE FUND L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

_______________

1.                 GENERAL

                    The interim condensed financial statements of The Willowbridge Fund L.P. (the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004.  The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report.  In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners’ capital for the interim periods presented and are not necessarily indicative of a full year’s results.

2.                 PARTNERSHIP ORGANIZATION

                    The Willowbridge Fund L.P. (the “Partnership”), a Delaware limited partnership, was organized on January 24, 1986.  The Partnership is engaged in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts and forward contracts.  Ruvane Investment Corporation is the general partner of the Partnership (the “General Partner”) and is registered as a Commodity Pool Operator and an Introducing Broker with the Commodity Futures Trading Commission.  The General Partner is required by the Limited Partnership Agreement, as amended and restated on April 15, 1998 (the “Agreement”), to contribute an amount equal to one percent of the aggregate capital raised by the Partnership.  The Agreement requires that all subscriptions are subject to a one percent administrative charge payable to the General Partner.

                    In accordance with the amendment to Section 5 of the Agreement, effective January 16, 2003, the Partnership offers separate classes of limited partnership interests, whereby interests which were already issued by the Partnership will be designated as Class A interests.  The Partnership also offers Class B limited partnership interests through a private offering pursuant to Regulation D as adopted under section 4(2) of the  Securities Act of 1933, as amended.  The Partnership will offer the Class B interests up to an aggregate of $100,000,000.   The Partnership began issuing Class B interests in 2004.  Commissions and redemption charges for the Class B interests will differ from those of the Class A interests, but in all other respects the Class A interests and the Class B interests will be identical.  The Class A interests and Class B interests will also be traded pursuant to the same trading program.

                    The Partnership shall end upon withdrawal, insolvency or dissolution of the General Partner or a decline of greater than fifty percent of the net assets of the Partnership as defined in the Agreement, or the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.

3.                 SIGNIFICANT ACCOUNTING POLICIES

                    A.        Due from Broker

                                Due from broker represents cash required to meet margin requirements and excess funds not required for margin which are typically invested in 30 day commercial paper and U.S. Treasury bills which are carried at cost plus accrued interest, which approximates market value.  The Partnership is subject to credit risk to the extent any broker with whom  the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

THE WILLOWBRIDGE FUND L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

_______________

3.                 SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                    B.        Revenue Recognition

                                Investments in commodity futures, options and forward contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period.  The difference between the original contract amount and fair value is recorded in income as an unrealized gain/(loss) on the Condensed Statements of Financial Condition.  Realized gains and losses on closed contracts are recorded on a first-in-first-out basis.  Interest income is recognized on an accrual basis.  All commodity futures, options and forward contracts and financial instruments are recorded at  fair value in the financial statements.  Fair Value is based on quoted market prices.

                    C.        Commissions

                                The Class A partners pay to the General Partner a flat rate commission of 4.0 percent annually of the net asset value of the Class A partners’ capital as of beginning of each month.  Class B limited partners pay to the General Partner a flat rate commission of up to 6.0 percent annually of the net asset value of the Class B partners’ capital.  From these amounts, the General Partner will pay or reimburse the Partnership for actual trading commissions incurred by the Partnership and will pay up to 3.0 percent from this amount to properly registered selling agents as their ongoing compensation for servicing Class B limited partners.

                                Commissions charged to each class or series of class were as follows:

	Three Months Ended
	March 31,
	2005	2004

Class A	$ 421,144	$ 402,341
Class B - Series 1	6,655	62
Class B - Series 2	700	--
Class B - Series 3	633	--

Total	$ 429,132	$ 402,403

                                For the three months ended March 31, 2005 and 2004, the General Partner received net brokerage commission of $306,110 and $233,163, respectively, from the Partnership.  Net brokerage commission represents commissions charged to Class A and Class B partners less actual brokerage commissions paid to clearing brokers and amounts paid to selling agents for servicing Class B limited partners.  As of March 31, 2005 and December 31, 2004, $136,500 and $99,808, respectively, is due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

                    D.        Statement of Cash Flows

                                The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standard No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

                    E.         Allocation of Profits (Losses)

                                Net realized and unrealized trading gains and losses, interest income and other operating income and expenses are allocated to the partners monthly in proportion to their capital account balance, as defined in the Agreement.

THE WILLOWBRIDGE FUND L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

_______________

3.                 SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                    F.         Incentive Fees

                                Willowbridge Associates, Inc. (“Willowbridge”), the Commodity Trading Advisor (“CTA”) of the Partnership, is entitled to a quarterly incentive fee based on an increase in the adjusted net asset value of the Partnership’s assets allocated to trading.  The CTA receives 25% of any new profits, as defined in the Agreement.  The term “new profits” is defined as the increase, if any, in the adjusted net asset value of the assets allocated to trading.

                    G.        General Partner Fees, Management Fees and Prepaid Expenses

                                The General Partner is paid an annual management fee equal to one percent of the net assets of  the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year.  Such annual fees amounted to $438,972 and $375,534 in 2005 and 2004, respectively.

                                Prepaid expenses are comprised of the unamortized portion of the management fees paid to the General Partner.  The fiscal year 2005 management fee is paid by the Partnership to the General Partner in January 2005.  This amount is being amortized (straight-line) by the Partnership over the twelve-month period ending December 31, 2005.  As of March 31, 2005 and 2004, $109,743 and $93,884 had been amortized by the Partnership, respectively.

                                In addition, the Partnership pays Willowbridge a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership.  These fees amounted to $105,677 and $103,461 for the three months ended March 31, 2005 and 2004, respectively.

                    H.        Administrative Expenses

                                Administrative expenses include professional fees, bookkeeping costs and other charges such as registration fees, printing costs and bank fees.

                    I.          Income Taxes

                                Income taxes have not been provided in the accompanying financial statements as each partner is individually liable for income taxes, if any, on his or her share of the Partnership’s profits.

                    J.         Subscriptions

                                Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month.  Partners’ contributions received in advance for subscriptions are recorded as prepaid subscriptions in the statements of financial condition.  The General Partner charges a one percent initial administrative fee on all limited partner unit subscriptions.  The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion. Subscription proceeds to the Partnership are recorded net of these charges.  For the three months ended March 31, 2005 and 2004, the General Partner received initial administrative fees of $11,694 and $27,215, respectively.

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

THE WILLOWBRIDGE FUND L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

_______________

3.                 SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                    M.       Reclassifications

                                Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

                    N.        Recently Issued Accounting Pronouncements

                                In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises that control another entity through interests other than voting interest (referred to as variable interest entity or “VIE”).  On December 24, 2003, FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), was issued to clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended by FASB Statement No. 94, “Consolidation of All Majority-Owned Subsidiaries”.  Neither FIN 46 nor FIN 46(R) exempt non-registered investment companies from their scope.  Nonetheless, the effective date of FIN 46(R) has been indefinitely deferred for investment companies (including non-registered investment companies) that are accounting for their investments in accordance with the AICPA Audit and Accounting Guide, Audits of Investment Companies.  A final determination regarding whether the provisions of FIN 46(R) should be applied by non-registered investment companies will be made by the FASB following the issuance of a final Statement of Position by the AICPA on the clarification of the scope of the AICPA Audit and Accounting Guide, Audits of Investment Companies.  The Partnership has determined that if FIN 46(R) becomes applicable for non-registered investment companies, that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46(R).

O.        Indemnifications

                                The Partnership has entered into agreements, which provide for the indemnifications against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence or bad faith.  The Partnership has had no prior claims or payments pursuant to these agreements.  The Partnership’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Partnership that have not yet occurred. However, based on previous experience, the Partnership expects the risk of loss to be remote.

THE WILLOWBRIDGE FUND L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)
_______________

  4.             FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the periods presented.

	Three Months Ended March 31, 2005
	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Peformance (for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$7,594.47	$ 930.79	$ 914.59	$1,077.83
Gain (loss) from operations
Net investment loss	(85.82)	(7.71)	(14.65)	(14.73)
Net trading profits (losses)	(288.78)	(35.95)	(34.89)	(41.04)
Net (loss) income	(374.60)	(43.66)	(49.54)	(55.77)
Net Asset Value, End of the period	$7,219.87	$ 887.13	$ 865.05	$1,022.06
Total Return (1)	(4.93)%	(4.69)%	(5.42)%	(5.17)%
Total Return (excluding incentive fees) (2)	(4.93)%	(4.69)%	(5.42)%	(5.17)%
Supplemental Data
Ratio of expenses (3) to average net assets	6.94%	7.33%	8.90%	7.90%
Ratio of expenses (3) (excluding incentive fees) to average net assets	6.94%	7.33%	8.90%	7.90%
Ratio of net investment loss (3) (excluding incentive fees) to average net assets	4.80%	4.59%	6.77%	5.77%

_______________________

(1)   Total return is derived as opening net asset value less ending net asset value divided by opening net asset value, and excludes the effect of sales commissions and initial administrative charges on subscriptions.

(2)   Total return (excluding incentive fees) is derived as net income per unit and adding back incentive fees per unit divided by opening net asset value per unit.

(3)   Annualized.

THE WILLOWBRIDGE FUND L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)
_______________

  4.             FINANCIAL HIGHLIGHTS (CONTINUED)

	Year Ended December 31, 2004
	Class A	Class B (1) Series 1	Class B (5) Series 2	Class B (6) Series 3
Per Unit Operating Peformance (for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$7,610.95	$1,000.00	$ 928.17	$1,000.00
Gain (loss) from operations
Net investment loss	(574.70)	(31.67)	(38.03)	(32.57)
Net trading profits (losses)	558.22	(37.54)	24.45	110.40
Net (loss) income	(16.48)	(69.21)	(13.58)	77.83
Net Asset Value, End of the period	$7,594.47	$ 930.79	$ 914.59	$1,077.83
Total Return (2)	(0.22)%	(6.92)%	(1.46)%	7.78%
Total Return (excluding incentive fees) (4)	1.69%	(7.02)%	(1.46)%	7.78%
Supplemental Data
Ratio of expenses (3) to average net assets	9.61%	5.59%	8.85%	7.75%
Ratio of expenses (3) (excluding incentive fees) to average net assets	7.36%	5.40%	8.85%	7.75%
Ratio of net investment loss (3) (excluding incentive fees) to average net assets	6.14%	4.07%	7.47%	6.33%

_______________________

(1)   For the Period March 1, 2004 (original issuance of units) to December 31, 2004.

(2)   Total return is derived as opening net asset value less ending net asset value divided by opening net asset value, and excludes the effect of sales commissions and initial administrative charges on subscriptions.

(3)   Annualized for Class B.

(4)   Total return (excluding incentive fees) is derived as net income per unit and adding back incentive fees per unit divided by opening net asset value per unit.

(5)   For the Period June 1, 2004 (original issuance of units) to December 31, 2004.

(6)   For the Period July 1, 2004 (original issuance of units) to December 31, 2004.

* * * * *

 Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

General

                 The Willowbridge Fund L.P. (the “Partnership”) is engaged in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts and forward contracts (“Commodity Interests”). The objective of the Partnership is the appreciation of its assets through speculative trading. Ruvane investment Corporation is the General Partner of the Partnership (the “General Partner”) and Willowbridge Associates, Inc. is the Partnership's trading advisor (the “Advisor”).

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

                 The markets in which the Commodity Interests trade are constantly changing in character and in degree of volatility. Although the Advisor has been the sole advisor trading on behalf of the Partnership since April 1991, the General Partner continues to evaluate and analyze from both quantitative and qualitative perspectives the ability of the Advisor to trade effectively on the Partnership's behalf in the context of the current market environment. The General Partner seeks to limit market and credit risks by monitoring daily income and margin levels. The General Partner also relies upon the risk management strategies inherent in the Advisor's trading programs. In the future, the General Partner may utilize additional strategies or appoint additional advisors to trade on behalf of the Partnership.

                 Class A Interests paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.29% of the net asset value of the Class A Interests as of the beginning of each month (a 3.5% annual rate) for the period, January 1, 2001 to July 31, 2002. Beginning August 1, 2002, the Class A Interests paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of the Class A Interests as of the beginning of each month (a 4.0% annual rate). Class B Interests pay to the General Partner commission of up to 6.0 percent annually of the net asset value of the Class B partners' capital. The General Partner will pay up to 3.0 percent from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3% the brokerage fee with respect to such Class B limited partnership interests will be reduced accordingly. The General Partner pays from this amount all commission charges and fees with respect to the Partner's trading in Commodity Interests. The flat-rate monthly commission is common among programs such as the Partnership.

Summary of Critical Accounting Estimates

                 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Partnership's financial statements. The critical accounting estimates and related judgments underlying the Partnership's financial statements are summarized below. In applying these policies, management makes judgments that frequently require estimates about matters that are inherently uncertain. The Partnership's significant accounting policies are described in detail in Note 3 of the Notes to the Condensed Financial Statements.

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

Results of Operations

                 Comparison of Three Months Ended March 31, 2005 and 2004

                 For the quarter ended March 31, 2005, the partnership had total income comprised of net trading profits representing $(3,888,690) in realized gains on closed positions, and $2,257,922 in change in net unrealized gains/losses on open positions, and $ 229,083 in interest income. For the same quarter in 2004 the Partnership had total income comprised of net trading profits representing $2,578,253 in realized gains on closed positions and, $1,358,058 in change in net unrealized gains/ losses on open positions, and $76,588 in interest

                 In January 2005, trading was unprofitable in foreign currencies. The Partnership recorded a loss of $2,288,787. In February 2005, trading was unprofitable in energy and long term interest rates. The Partnership recorded a loss of $2,918,378. In March 2005, trading was most profitable in energy. The Partnership recorded a gain of $5,079,665.

                 In January 2004, trading was most profitable in energy. The Partnership recorded a gain of $438,797. In February 2004, trading was most profitable in tropicals, energy and financials. The Partnership recorded a gain of 70,432. In March 2004, trading was unprofitable in foreign currencies and energy. Gain in tropicals failed to offset such losses. The Partnership recorded a loss of $645,645.

                 For the quarter ended March 31, 2005, the Partnership had expenses comprised of $0.00 in incentive fees, $429,132 in brokerage commissions (including clearing and exchange fees), $215,414 in management fees, and $95,108 in administrative expenses. For the same quarter in 2004, the Partnership had expenses comprised of $834,528 in incentive fees, $402,403 in brokerage commissions (including clearing and exchange fees), $197,345 in management fees, and $75,039 in administrative expenses. Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Management fees increased as a result of increase in average net assets under management during the quarter ended March 2005 as compared to quarter ended March 2004. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership's reporting requirements under Securities Exchange Act of 1934, as amended.

                 As a result of the above, the Partnership recorded a loss of $2,141,339 for the quarter compared to a profit of $2,503,584 for the same quarter in 2004.

                 At March 31, 2005, the net asset value of the Partnership was $43,791,518, compared to its net asset value of 42,252,319 at March 31, 2004.

                 During the quarter. the Partnership had no credit exposure to a counterparts that is foreign commodities exchange or to any counterparts dealing in over the counter contracts which is material.

Liquidity and Capital Resources

                 In general, the Advisor trades only those Commodity Interests that have sufficient liquidity to enable it to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Pursuant to such regulations, no trades may be executed on any given day at prices beyond daily limits the price of a futures contract occasionally has exceeded the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party From liquidating its position. While the occurrence of such an event may reduce or eliminate the liquidity of a particular market, it will not eliminate losses and may, in fact, substantially increase losses because of the inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Partnership is trading, whether such liquidity is caused by any the above reasons or otherwise, the Partnership may be unable to liquidate its position prior to its expiration date, thereby requiring the Partnership to make or take delivery of the underlying interests of the Commodity Interests.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

                 The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership's primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on a timely basis of market-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized. The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and tie liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of March 31, 2005, by market sector:

Interest Rate

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

Currency

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

Commodities

                 The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of March 31, 2005, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

                 The Partnership measures its market risk, related to its holdings of Commodity Interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used March 31, 2005 market rates and prices on its instruments to perform the sensitivity analysis.  The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

                 The prices of the Partnership's interest rate positions resulting from a 10% change in interest rates.

                 The U.S. dollar equivalent balances of the Partnership's currency exposures due to a 10% shift in currency exchange rates.

                 The market value of the Partnership's commodity instruments due to a 10% change in the price of the instruments. The Partnership has determined that the impact of a 10% change In market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss of earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of March 31, 2005.

                 The potential loss in earnings for each market risk exposure as of March 31, 2005 was approximately:

Trading portfolio:
Commodity price risk	$1,380,000
Interest rate risk	$ 315,000
Currency exchange rate risk	$ 361,000

Item 4.     Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder
                 Matters

                 There currently is no established public trading market for the Limited Partnership Units. As of March, 31, 2005, 7,526.2813 Partnership Units were held by 519 Limited Partners and the General Partner.

                 All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units.

                 Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future.

                 From January 1, 2005 through March 31, 2005, a total of 1,596.9891 Partnership Units were subscribed for the aggregate net subscription amount of $2,414,577. Details of the net subscriptions and redemptions of these Partnership Units are as follows:

Date of Subscriptions	Net Amount of Subscriptions
January 2005	$ 244,953
February 2005	$ 1,687,281
March 2005	$ 482,343

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

Item 5.     Controls and Procedures

                 The President of the General Partner evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, which are designed to insure that the Partnership’s records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of March 31, 2005 the Partnership's disclosure controls are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls during the first quarter of 2005.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

The General Partner is not aware of any pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

Item 2.      Changes in Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information

None.

Item 6.      Exhibits

31.1     Rule 13a - 14(a)/15d-14(a) Certification

32.1     Section 1350 Certification

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it, by the undersigned thereunto duly authorized.

THE WILLOWBRIDGE FUND L.P. By: /s/ Robert L. Lerner
Date: May 16, 2005	Ruvane Investment Corporation General Partner
By: /s/ Robert L. Lerner Robert L. Lerner President