Form 10-Q
period 2005-06-30
WILLOWBRIDGE FUND LP
filed 2005-08-15
CIK 794775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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
(609) 921-0717

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

THE WILLOWBRIDGE FUND L.P.
INDEX TO FORM 10-Q

 PART I - FINANCIAL INFORMATION

 Page

Item 1.   Condensed Financial Statements

 Item 2.   Management's Discussion and Analysis of Financial Condition

          and Results of Operations..................................................................................................................12

 Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........................................................16

 Item 4.   Market Price of and Dividends on the Registrant's Common

          Equity and Related Stockholder Matters............................................................................................18

 Item 5.   Controls and Procedures...............................................................................................................18

PART II - OTHER INFORMATION

 Item 1.   Legal Proceedings.........................................................................................................................19

 Item 2.   Changes in Securities and Use of Proceeds....................................................................................19

 Item 3.   Defaults Upon Senior Securities.....................................................................................................19

 Item 4.   Submission of Matters to a Vote of Security Holders......................................................................19

 Item 5.   Other Information..........................................................................................................................19

 Item 6.   Exhibits and Reports on Form 8-K................................................................................................19

PART I - FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements

THE WILLOWBRIDGE FUND L.P.
CONDENSED STATEMENTS OF FINANCIAL CONDITION
 As of June 30, 2005 (Unaudited) and December 31, 2004

_______________

                                                                                                                                                             June 30,                       December 31,
                                                                                                                                                                2005                                  2004

ASSETS
CASH IN BANK	$11,497,095	$ 4,621,928
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
Due from broker	30,671,259	37,734,314
Net unrealized gain on open positions	3,301,736	2,111,368

	33,972,995	39,845,682

PREPAID EXPENSES	218,946	-
DUE FROM GENERAL PARTNER	158,884	99,808
INTEREST RECEIVABLE	19,212	14,174

TOTAL ASSETS	$45,867,132	$44,581,592

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Prepaid subscriptions	$ 3,224,847	$ 171,239
Redemptions payable	100,702	301,925
Other accrued expenses	18,113	100,731
Accrued management fees	99,958	110,514

TOTAL LIABILITIES	3,443,620	684,409

PARTNERS' CAPITAL:
Limited partners - Class A (6,260.2828 and 5,618.8166 fully redeemable units at June 30, 2005 and December 31, 2004, respectively)	40,097,822	42,671,937
Limited partners - Class B (1,849.1907 and 223.3079 fully redeemable units at June 30, 2005 and December 31, 2004, respectively)	1,473,023	214,258
General partner - Class A (133.1228 and 133.1216 fully redeemable units at June 30, 2005 and December 31, 2004, respectively)	852,667	1,010,988

TOTAL PARTNERS' CAPITAL	42,423,512	43,897,183

TOTAL LIABILITIES AND PARTNERS' CAPITAL	$45,867,132	$44,581,592

NET ASSET VALUE PER UNIT - Class A (based on Partners' Capital of $40,950,489 and $43,682,925 and 6,393.4056 and 5,751.9382 units outstanding)	$ 6,405.11	$ 7,594.47
NET ASSET VALUE PER UNIT - Class B Series 1 - (based on Partners' Capital of $1,364,272 and $111,637 and 1,728.9373 and 119.9385 units outstanding)	$ 789.08	$ 930.79
NET ASSET VALUE PER UNIT - Class B Series 2 - (based on Partners' Capital of $0 and $49,268 and 0 and 53.8694 units outstanding)	$ 0.00	$ 914.59
NET ASSET VALUE PER UNIT - Class B Series 3 - (based on Partners' Capital of $108,751 and $53,353 and 120.2534 and 49.5000 units outstanding)	$ 904.35	$ 1,077.83

See Notes to Condensed Financial Statements.

THE WILLOWBRIDGE FUND L.P.
CONDENSED STATEMENTS OF INCOME (LOSS)
 For the Three Months and Six Months Ended June 30, 2005 and 2004
(Unaudited)

_______________

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
NET INVESTMENT INCOME (LOSS)
Income:
Interest income	$ 476,081	$ 161,447	$ 246,998	$ 84,859
Expenses:
Brokerage commissions	842,799	812,027	413,667	409,624
Incentive fees	-	834,528	-	-
Management fees	424,569	388,840	209,155	191,495
Administrative expenses	208,815	159,096	113,707	84,057

Total expenses	1,476,183	2,194,491	736,529	685,176

Net investment loss	(1,000,102)	(2,033,044)	(489,531)	(600,317)

TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures:
Realized gains (losses) on closed positions, net	(7,100,991)	2,247,348	(3,212,301)	(330,905)
Change in unrealized gains/losses on open positions, net	1,190,368	(3,556,488)	(1,067,554)	(4,914,546)

Total trading profits (losses)	(5,910,623)	(1,309,140)	(4,279,855)	(5,245,451)

NET INCOME (LOSS)	$(6,910,725)	$(3,342,184)	$(4,769,386)	$(5,845,768)

NET INCOME (LOSS) PER UNIT

Class A	$ (1,013.97)	$ (599.66)	$ (814.76)	$ (1,093.20)

Class B - Series 1	$ (141.70)	$ (146.04)	$ (98.05)	$ (131.84)

Class B - Series 2	$ (158.68)	$ 0.00	$ (109.14)	$ 0.00

Class B - Series 3	$ (173.48)	$ 0.00	$ (117.71)	$ 0.00

  See Notes to Condensed Financial Statements.

THE WILLOWBRIDGE FUND L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
 For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

_______________

	CLASS A
	General Partner		Limited Partners		Total Partners'
	Units	Amount	Units	Amount	Capital
PARTNERS' CAPITAL JANUARY 1, 2005	133.1216	$1,010,988	5,618.8166	$42,671,937	$43,682,92 5
Subscriptions	7.8075	49,791	739.4130	4,583,015	4,632,806
Redemptions	(7.8063)	(50,000)	(97.9468)	(561,882)	(611,882)
Net income (loss)	-	(158,112)	-	(6,595,248)	(6,753,360)
PARTNERS' CAPITAL, JUNE 30, 2005	133.1228	$ 852,667	6,260.2828	$40,097,822	$40,950,489

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3
	Units	Amount	Units	Amount	Units	Amount
PARTNERS' CAPITAL, JANUARY 1, 2005	119.9385	$ 111,637	53.8694	$ 49,268	49.5000	$ 53,353
Subscriptions	1,608.9988	1,392,500	-	-	70.7534	64,350
Redemptions	-	-	(53.8694)	(40,720)	-	-
Net income (loss)	-	(139,865)	-	(8,548)	-	(8,952)
PARTNERS' CAPITAL, JUNE 30, 2005	1,728.9373	$1,364,272	-	$ -	120.2534	$108,751

	CLASS A
	General Partner		Limited Partners		Total Partners'
	Units	Amount	Units	Amount	Capital
PARTNERS' CAPITAL, JANUARY 1, 2004	122.5730	$ 932,897	4,811.5582	$36,620,539	$37,553,436
Subscriptions	5.9920	46,989	534.0108	4,195,172	4,242,161
Redemptions	-	-	(122.7399)	(941,819)	(941,819)
Net income (loss)	-	(78,479)	-	(3,255,127)	(3,333,606)
PARTNERS' CAPITAL, JUNE 30, 2004	128.5650	$ 901,407	5,222.8291	$36,618,765	$37,520,172

	CLASS B LIMITED PARTNERS
	Series 1		Series 2
	Units	Amount	Units	Amount
PARTNERS' CAPITAL, JANUARY 1, 2004	-	$ -	-	$ -
Subscriptions	58.3978	54,450	53.8692	50,000
Redemptions	-	$ -	-	$ -
Net income (loss)	-	(4,515)	-	(4,063)
PARTNERS' CAPITAL, JUNE 30, 2004	58.3978	$ 49,935	53.8692	$ 45,937

 See Notes to Condensed Financial Statements.

THE WILLOWBRIDGE FUND L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
 For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

_______________

1.                 BASIS OF PRESENTATION

                    The interim condensed financial statements of The Willowbridge Fund L.P. (the "Partnership") included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.  The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report.  In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners' capital for the interim periods presented and are not necessarily indicative of a full year's results.

 2.                 PARTNERSHIP ORGANIZATION

                    The Willowbridge Fund L.P. (the "Partnership"), a Delaware limited partnership, was organized on January 24, 1986.  The Partnership is engaged in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts and forward contracts.  Ruvane Investment Corporation is the general partner of the Partnership (the "General Partner") and is registered as a Commodity Pool Operator and an Introducing Broker with the Commodity Futures Trading Commission.  The General Partner is required by the Limited Partnership Agreement, as amended and restated on April 15, 1998 (the "Agreement"), to contribute an amount equal to one percent of the aggregate capital raised by the Partnership.  The Agreement requires that all subscriptions are subject to a one percent administrative charge payable to the General Partner.

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
 For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

_______________

 3.                 SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                    B.        Revenue Recognition

                                Investments in commodity futures contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period.  The difference between the original cost basis of the contract and fair value is recorded in income as an unrealized gain/(loss) on the Statements of Financial Condition.  Realized gains and losses on closed contracts are recorded on a first-in-first-out basis.  Interest income is recognized on an accrual basis. All commodity futures contracts and financial instruments are recorded at  fair value in the financial statements.  Fair value is based on quoted market prices.

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

                                Commissions charged to each class or series of class were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Class A	$402,266	$409,054	$823,410	$811,395
Class B - Series 1	9,905	325	16,560	387
Class B - Series 2	425	245	1,125	245
Class B - Series 3	1,071	-	1,704	-

Total	$413,667	$409,624	$842,799	$812,027

                                For the three and six months ended June 30, 2005 and 2004, the General Partner received net brokerage commission of $212,337 and $518,447 and $265,002 and $498,165, respectively from the Partnership. Net brokerage commission represents commissions charged to Class A and Class B partners less actual brokerage commissions paid to clearing brokers and amounts paid to selling agents for servicing Class B limited partners.  As of June 30, 2005 and December 31, 2004, $158,884 and $99,808, respectively, is due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

                    D.        Statement of Cash Flows

                                The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standard No. 102, "Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

THE WILLOWBRIDGE FUND L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
 For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

_______________

3.                 SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                     E.         Allocation of Profits (Losses)

                                Net realized and unrealized trading gains and losses, interest income and other operating income and expenses are allocated to the partners monthly in proportion to their capital account balance, as defined in the Agreement.

                    F.         Incentive Fees

                                Willowbridge Associates, Inc. ("Willowbridge"), the Commodity Trading Advisor ("CTA") of the Partnership, is entitled to a quarterly incentive fee based on an increase in the adjusted net asset value of the Partnership's assets allocated to trading.  The CTA receives 25% of any new profits, as defined in the Agreement.  The term "new profits" is defined as the increase, if any, in the adjusted net asset value of the assets allocated to trading.

                    G.        General Partner Fees, Management Fees and Prepaid Expenses

                                The General Partner is paid an annual management fee equal to one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year.  Such annual fees amounted to $438,972 and $375,534 in 2005 and 2004, respectively.

                                Prepaid expenses are comprised of the unamortized portion of the management fees paid to the General Partner.  The fiscal year 2005 management fee is paid by the Partnership to the General Partner in January 2005.  This amount is being amortized (straight-line) by the Partnership over the twelve-month period ending December 31, 2005.  As of June 30, 2005 and 2004, $219,486 and $187,767 had been amortized by the Partnership, respectively.

                                In addition, the Partnership pays Willowbridge a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership.  These fees amounted to $99,406 and $205,083 and $97,612 and $201,073, respectively, for the three and six months ended June 30, 2005 and 2004, respectively.

                    H.        Administrative Expenses

                                Administrative expenses include professional fees, bookkeeping costs and other charges such as registration fees, printing costs and bank fees.

                    I.          Income Taxes

                                Income taxes have not been provided in the accompanying financial statements as each partner is individually liable for income taxes, if any, on his or her share of the Partnership's profits.

                    J.         Subscriptions

                                Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month.  Partners' contributions received in advance for subscriptions are recorded as prepaid subscriptions in the Statements of Financial Condition. The General Partner charges a one percent initial administrative fee on all limited partner unit subscriptions.  The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion. Subscription proceeds to the Partnership are recorded net of these charges.  For the three and six months ended June 30, 2005 and 2004, the General Partner received initial administrative fees of $32,958 and $44,652 and $15,488 and $42,703, respectively.

THE WILLOWBRIDGE FUND L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
 For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

_______________

3.                 SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                    M.        Recently Issued Accounting Pronouncements

                                In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises that control another entity through interests other than voting interest (referred to as variable interest entity or "VIE").  On December 24, 2003, FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46(R)"), was issued to clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended by FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries".  Neither FIN 46 nor FIN 46(R) exempt non-registered investment companies from their scope.  Nonetheless, the effective date of FIN 46(R) has been indefinitely deferred for investment companies (including non-registered investment companies) that are accounting for their investments in accordance with the AICPA Audit and Accounting Guide, Audits of Investment Companies.  A final determination regarding whether the provisions of FIN 46(R) should be applied by non-registered investment companies will be made by the FASB following the issuance of a final Statement of Position by the AICPA on the clarification of the scope of the AICPA Audit and Accounting Guide, Audits of Investment Companies.  The Partnership has determined that if FIN 46(R) becomes applicable for non-registered investment companies, that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46(R).

                                In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Correction" ("FAS 154").  FAS 154 replaces APB Opinion No. 20, "Accounting Changes" and FAS No. 3, "Reporting Accounting Changes in Interim Financial Statement."  FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle.  FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  The implementation of FAS 154 is not expected to have a material impact on the Partnership's financial statements.

THE WILLOWBRIDGE FUND L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
 For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

_______________

3.                 SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

4.                 FINANCIAL HIGHLIGHTS

                    The following sets forth the financial highlights for the periods presented.

	Six Months Ended June 30, 2005 (Unaudited)
	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance (for a Unit outstanding for the entire period)

Net Asset Value, Beginning of the period	$ 7,594.47	$ 930.79	$ 914.59	$ 1,077.83

Loss from operations Net investment loss	(162.68)	(15.15)	(28.58)	(27.18)
Net trading (losses)	(1,026.68)	(126.56)	(130.10)	(146.30)

Net (loss)	(1,189.36)	(147.71)	(158.68)	(173.48)

Net Asset Value, End of the period	$ 6,405.11	$ 789.08	$ 755.91	$ 904.35

Total Return (1)	(15.66)%	(15.22)%	(17.35)%	(16.10)%

Total Return (excluding incentive fees) (2)	(15.66)%	(15.22)%	(17.35)%	(16.10)%

Supplemental Data

Ratio of expenses to average net assets (3)	7.14%	7.01%	10.53%	8.49%
Ratio of expenses (excluding incentive fees) to average net assets (3)	7.14%	7.01%	10.53%	8.49%

Ratio of net investment loss to average net assets (3)	(4.85)%	(4.33)%	(8.01)%	(6.05)%

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

                    (3)     Annualized.

                    (4)     Prior to liquidating redemption which was effective April 30, 2005.

THE WILLOWBRIDGE FUND L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
 For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

_______________

 4.                 FINANCIAL HIGHLIGHTS (CONTINUED)

	Year Ended December 31, 2004
	Class A	Class B(1) Series 1	Class B(5) Series 2	Class B(6) Series 3
Per Unit Operating Performance (for a Unit outstanding for the entire period)

Net Asset Value, Beginning of the period	$7,610.95	$1,000.00	$ 928.17	$1,000.00

Gain (loss) from operations Net investment loss	(574.70)	(31.67)	(38.03)	(32.57)
Net trading profits (losses)	558.22	(37.54)	24.45	110.40

Net (loss) income	(16.48)	(69.21)	(13.58)	77.83

Net Asset Value, End of the period	$7,594.47	$ 930.79	$ 914.59	$1,077.83

Total Return (2)	(0.22)%	(6.92)%	(1.46)%	7.78%

Total Return (excluding incentive fees) (4)	1.69%	(7.02)%	(1.46)%	7.78%

Supplemental Data

Ratio of expenses to average net assets (3)	9.61%	5.59%	8.85%	7.75%
Ratio of expenses (excluding incentive fees) to average net assets (3)	7.36%	5.40%	8.85%	7.75%

Ratio of net investment loss to average net assets (3)	(6.14)%	(4.07)%	(7.47)%	(6.33)%

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

                    (5)     For the Period June 1, 2004 (original issuance of units) to December 31, 2004.

                    (6)     For the Period July 1, 2004 (original issuance of units) to December 31, 2004.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Willowbridge Fund L.P. (the "Partnership") is engaged in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts and forward contracts ("Commodity Interests"). The objective of the Partnership is the appreciation of its assets through speculative trading. Ruvane investment Corporation is the General Partner of the Partnership (the "General Partner") and Willowbridge Associates, Inc. is the Partnership's trading advisor (the "Advisor").

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

   Class A Interests paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.29% of the net asset value of the Class A Interests as of the beginning of each month (a 3.5% annual rate) for the period, January 1, 2001 to July 31, 2002. Beginning August 1, 2002, the Class A Interests pay to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of the Class A Interests as of the beginning of each month (a 4.0% annual rate).

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

Investments in commodity futures, options and forward contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period.  The difference between the original cost basis of the contract and fair value is recorded in income as an unrealized gain/(loss) on the Condensed Statements of Financial Condition.  Realized gains and losses on closed contracts are recorded on a first-in-first-out basis.  Interest income is recognized on an accrual basis.  All commodity futures, options and forward contracts and financial instruments are recorded at  fair value in the financial statements.  Fair value is based on quoted market prices.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2005 and 2004

For the quarter ended June 30, 2005, the Partnership had total income comprised of net trading profits representing $(3,212,301) in realized gains/(losses) on closed positions, and $(1,067,554) in change in net unrealized gains/(losses) on open positions, and $246,998 in interest income. For the same quarter in 2004 the Partnership had total income comprised of net trading profits representing $(330,905) in realized gains/(losses) on closed positions and, $(4,914,546) in change in net unrealized gains/(losses) on open positions, and $84,859 in interest income.

In April 2005, trading was unprofitable in heating oil, unleaded gasoline, crude oil, natural gasoline and coffee.  Gains in European fixed income markets failed to offset such losses. The Partnership recorded a trading loss of $8,016,425. In May 2005, trading was profitable in the Euro currency, global fixed income markets and soybeans.  Losses occurred in the Japanese Yen. The Partnership recorded trading profits of $2,758,552. In June 2005, trading was profitable in the Euro currency and Swiss Franc.  Losses occurred in the Australian Dollar and Japanese Yen.  The Partnership recorded trading profits of $ 488,487.

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

For the quarter ended June 30, 2005, the Partnership had expenses comprised of $413,667 in brokerage commissions (including clearing and exchange fees), $209,155 in management fees, $113,707 in administrative expenses, and $0 in incentive fees. For the same quarter in 2004, the Partnership had expenses comprised of $409,624 in brokerage commissions (including clearing and exchange fees), $191,495 in management fees, $84,057 in administrative expenses and $0 in incentive fees. Incentive fees are a fraction of quarterly trading profits. Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Management fees increased as a result of increase in average net assets under management during the quarter ended March 2005 as compared to quarter ended March 2004. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership's reporting requirements under Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net loss of $4,769,386 for the three months ended June 30, 2005, compared to a net loss of $5,845,768 for the same period in 2004.

At June 30, 2005, the net asset value of the Partnership was $42,423,511, compared to its net asset value of $43,897,183 at December 31, 2004.

During the quarter, the Partnership had no credit exposure to counterparty that is foreign commodities exchange or to any counterparty dealing in over the counter contracts which is material.

Comparison of Six Months Ended June 30, 2005 and 2004

For the six months ended June 30, 2005, the Partnership had total income comprised of net trading profits representing $(7,100,991) in realized gains/(losses) on closed positions, and $1,190,368 in change in net unrealized gains on open positions, and $476,081 in interest income. For the same period in 2004 the Partnership had total income comprised of net trading profits representing $ 2,247,348 in realized gains on closed positions, $(3,556,448) in change in net unrealized gains/(losses) on open positions, and $161,447 in interest income.

In January 2005, trading was unprofitable in foreign currencies. The Partnership recorded a loss of $2,288,787. In February 2005, trading was unprofitable in energy and long term interest rates. The Partnership recorded a loss of $2,918,378. In March 2005, trading was most profitable in energy. The Partnership recorded a gain of $5,079,665.  In April 2005, trading was unprofitable in heating oil, unleaded gasoline, crude oil, natural gasoline and coffee.  Gains in European fixed income markets failed to offset such losses. The Partnership recorded a trading loss of $8,016,425. In May 2005, trading was profitable in the Euro currency, global fixed income markets and soybeans.  Losses occurred in the Japanese Yen. The Partnership recorded trading profits of $2,758,552. In June 2005, trading was profitable in the Euro currency and Swiss Franc.  Losses occurred in the Australian Dollar and Japanese Yen.  The Partnership recorded trading profits of $ 488,487.

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

For the six months ended June 30, 2004, the Partnership had expenses comprised of $0 in incentive fees, $842,799 in brokerage commissions (including clearing and exchange fees), $424,569 in management fees, and $208,815 in administrative expenses.  For the same period in 2004, the Partnership had expenses comprised of $834,528 in incentive fees, $812,027 in brokerage commissions (including clearing and exchange fees), $388,840 in management fees, and $159,096 in administrative expenses. Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Management fees increased as a result of increase in average net assets under management during the six months ended June 30, 2004 as compared to six months ended June 30,2003.  Administrative expenses consists primary of professional fees and other expenses relating to the Partnership's reporting requirements under Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net loss of $6,910,725 for the six months ended June 30, 2005, as compared to a net loss of $3,342,184 for the same period in 2004.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership's primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on a timely basis of market-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized. The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and tie liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of June 30, 2005, by market sector:

Interest Rate

Interest rate risk is a significant market exposure of the Partnership. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other- G-7 countries. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

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

Commodity

The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of June 30, 2005, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of Commodity Interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used June 30, 2005 market rates and prices on its instruments to perform the sensitivity analysis.  The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

The prices of the Partnership's interest rate positions resulting from a 10% change in interest rates.

The U.S. dollar equivalent balances of the Partnership's currency exposures due to a 10% shift in currency exchange rates.

The market value of the Partnership's Commodity Interests due to a 10% change in the price of the Commodity Instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of June 30, 2005.

The potential loss in earnings for each market risk exposure as of June 30, 2005 was approximately:

Trading portfolio:

Commodity price risk               $   734,556

Interest rate risk                       $ 1,247,586

Currency exchange rate risk     $    965,000

Item 4. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

There currently is no established public trading market for the Limited Partnership Units. As of June 30, 2005, 8,242.5963 Partnership Units were held by 547 Limited Partners and the General Partner.

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

From January 1, 2005 through June 30, 2005, a total of 2,404.74 Partnership Units were subscribed for the aggregate net subscription amount of $6,089,656.  Details of the net subscriptions and redemptions of these Partnership Units are as follows:

Date of Subscriptions	Net Amount of Subscriptions
January 2005	$ 244,953
February 2005	$ 1,687,281
March 2005	$ 482,343
April 2005	$ 164,642
May 2005	$ 2,048,919
June 2005	$ 1,461,518

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

 Item 5.  Controls and Procedures

 The President of the General Partner evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, which are designed to insure that the Partnership's records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of June 30, 2005 the Partnership's disclosure controls are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls during the second quarter of 2005.

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

                                                                        THE WILLOWBRIDGE FUND L.P.

Date: August 12, 2005                                      By:  Ruvane Investment Corporation
                                                                        Its General Partner

                                                                        By:    /s/ Robert L. Lerner
                                                                                 Robert L. Lerner
                                                                                 President