Form 10-Q
period 2005-09-30
WILLOWBRIDGE FUND LP
filed 2005-11-14
CIK 794775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ TO___

Commission File No. 000-23529

THE WILLOWBRIDGE FUND L.P.

Delaware	22-678474
(a Delaware Partnership)	(I.R.S. Employer
Identification No.)

4 Benedek Road,
Princeton, New Jersey 08540
(609) 921-0717

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   X            NO ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ___          NO   X

THE WILLOWBRIDGE FUND L.P.
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements

THE WILLOWBRIDGE FUND L.P.
CONDENSED STATEMENTS OF FINANCIAL CONDITION
As of September 30, 2005 and December 31, 2004
(Unaudited)
_______________

	September 30, 2005	December 31, 2004
ASSETS
CASH IN BANK	$ 25,921,369	$ 4,621,928
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
Due from broker	28,002,143	37,734,314
Net unrealized gain on open positions	3,458,633	2,111,368
	31,460,776	39,845,682

PREPAID EXPENSES	109,472	-
DUE FROM GENERAL PARTNER	134,669	99,808
INTEREST RECEIVABLE	66,601	14,174

TOTAL ASSETS	$ 57,692,887	$ 44,581,592

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Prepaid subscriptions	$ 1,678,258	$ 171,239
Redemptions payable	807,904	301,925
Other accrued expenses	84,763	100,731
Accrued management fees	136,114	110,514

TOTAL LIABILITIES	2,707,039	684,409

PARTNERS' CAPITAL:
Limited partners - Class A (5,843.2479 and 5,618.8166
fully redeemable units at September 30, 2005 and
December 31, 2004, respectively)	35,050,101	42,671,937
Limited partners - Class B (27,016.6262 and 223.3079
fully redeemable units at September 30, 2005 and
December 31, 2004, respectively)	19,129,321	214,258
General partner - Class A (134.4404 and 133.1216
fully redeemable units at September 30, 2005 and
December 31, 2004, respectively)	806,426	1,010,988

TOTAL PARTNERS' CAPITAL	54,985,848	43,897,183

TOTAL LIABILITIES AND PARTNERS' CAPITAL	$ 57,692,887	$ 44,581,592

NET ASSET VALUE PER UNIT - Class A
(based on Partners' Capital of $35,856,527 and $43,682,925
and 5,977.6883 and 5,751.9382 units outstanding)	$ 5,998.39	$ 7,594.47

NET ASSET VALUE PER UNIT - Class B
Series 1 - (based on Partners' Capital of $1,720,351
and $111,637 and 2,322.0641 and 119.9385 units outstanding)	$ 740.87	$ 930.79

NET ASSET VALUE PER UNIT - Class B
Series 2 - (based on Partners' Capital of $17,307,385
and $49,268 and 24,574.3087 and 53.8694 units outstanding)	$ 704.29	$ 914.59

NET ASSET VALUE PER UNIT - Class B
Series 3 - (based on Partners' Capital of $101,585
and $53,353 and 120.2534 and 49.5000 units outstanding)	$ 844.76	$ 1,077.83

See Notes to Condensed Financial Statements.

THE WILLOWBRIDGE FUND L.P.
CONDENSED STATEMENTS OF INCOME (LOSS)
For the Three Months and Nine Months Ended September 30, 2005 and 2004
(Unaudited)
_______________

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
NET INVESTMENT INCOME (LOSS)
Income:
Interest income	$ 833,718	$ 279,081	$ 357,637	$ 117,634

Expenses:
Brokerage commissions	1,465,113	1,194,999	622,314	382,972
Incentive fees	-	834,528	-	-
Management fees	669,610	576,637	245,041	187,797
Administrative expenses	366,294	243,014	157,479	83,918
Total expenses	2,501,017	2,849,178	1,024,834	654,687
Net investment loss	(1,667,299)	(2,570,097)	(667,197)	(537,053)

TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity
futures:
Realized losses on closed
positions, net	(9,714,133)	(2,545,181)	(2,613,142)	(4,792,529)
Change in unrealized gains/losses
on open positions, net	1,347,265	(463,805)	156,897	3,092,683
Total trading losses	(8,366,868)	(3,008,986)	(2,456,245)	(1,699,846)

NET LOSS	$ (10,034,167)	$ (5,579,083)	$ (3,123,442)	$ (2,236,899)

NET LOSS PER UNIT

Class A	$ (1,596.08)	$ (1,002.70)	$ (406.72)	$ (403.04)

Class B - Series 1	$ (189.92)	$ (192.02)	$ (48.21)	$ (47.09)

Class B - Series 2	$ (210.30)	$ (128.53)	$ (51.62)	$ (53.11)

Class B - Series 3	$ (233.07)	$ (59.89)	$ (59.59)	$ (59.89)

See Notes to Condensed Financial Statements.

WILLOWBRIDGE FUND L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
_______________

	CLASS A
	General Partner		Limited Partners		Total Partners'
	Units	Amount	Units	Amount	Capital
PARTNERS' CAPITAL, JANUARY 1, 2005	133.1216	$ 1,010,988	5,618.8166	$ 42,671,937	$ 43,682,925
Subscriptions	9.1360	57,891	812.6287	5,128,051	5,185,942
Redemptions	(7.8172)	(50,000)	(588.1974)	(3,756,587)	(3,806,587)
Net loss	-	(212,453)	-	(8,993,300)	(9,205,753)
PARTNERS' CAPITAL, SEPTEMBER 30, 2005	134.4404	$ 806,426	5,843.2479	$ 35,050,101	$ 35,856,527

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3
	Units	Amount	Units	Amount	Units	Amount
PARTNERS' CAPITAL, JANUARY 1, 2005	119.9385	$ 111,637	53.8694	$ 49,268	49.5000	$ 53,353

Subscriptions	2,202.1256	1,845,350	24,574.3466	17,874,499	70.7534	64,350
Redemptions	-	-	(53.9073)	(40,720)	-	-
Net loss	-	(236,634)	-	(575,662)	-	(16,118)

PARTNERS' CAPITAL, SEPTEMBER 30, 2005	2,322.0641	$ 1,720,351	24,574.3087	$17,307,385	120.2534	$ 101,585

	CLASS A
	General Partner		Limited Partners		Total Partners'
	Units	Amount	Units	Amount	Capital
PARTNERS' CAPITAL, JANUARY 1, 2004	122.5730	$ 932,897	4,811.5582	$ 36,620,539	$ 37,553,436
Subscriptions	8.3087	63,153	758.1897	5,752,805	5,815,958
Redemptions	-	-	(147.4663)	(1,113,287)	(1,113,287)
Net loss	-	(131,151)	-	(5,428,268)	(5,559,419)
PARTNERS' CAPITAL, SEPTEMBER 30, 2004	130.8817	$ 864,899	5,422.2816	$ 35,831,789	$ 36,696,688

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3
	Units	Amount	Units	Amount	Units	Amount
PARTNERS' CAPITAL, JANUARY 1, 2004	-	$ -	-	$ -	-	$ -

Subscriptions	119.9385	106,684	53.8694	50,000	49.5000	49,500
Redemptions	-	-	-	-	-	-
Net loss	-	(9,776)	-	(6,924)	-	(2,964)
PARTNERS' CAPITAL, SEPTEMBER 30, 2004	119.9385	$ 96,908	53.8694	$ 43,076	49.5000	$ 46,536

See Notes to Condensed Financial Statements.

THE WILLOWBRIDGE FUND L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2005 and 2004
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

2.              PARTNERSHIP ORGANIZATION

The Partnership, a Delaware limited partnership, was organized on January 24, 1986.  The Partnership is engaged in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts and forward contracts.  Ruvane Fund Management Corporation (formerly named Ruvane Investment Corporation) is the general partner of the Partnership (the "General Partner") and is registered as a Commodity Pool Operator and an Introducing Broker with the Commodity Futures Trading Commission.  The General Partner is required by the Limited Partnership Agreement, as amended and restated (the "Agreement"), to contribute an amount equal to one percent of the aggregate capital raised by the Partnership.  The Agreement requires that all subscriptions are subject to a one percent administrative charge payable to the General Partner.

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
For the Nine Months Ended September 30, 2005 and 2004
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

C.             Commissions

The Class A partners pay to the General Partner a flat rate commission of 4.0 percent annually of the net asset value of the Class A partners' capital as of the beginning of each month.  Class B limited partners pay to the General Partner a flat rate commission of up to 6.0 percent annually of the net asset value of the Class B partners' capital.  From these amounts, the General Partner will pay or reimburse the Partnership for actual trading commissions incurred by the Partnership and will pay up to 3.0 percent from this amount to properly registered selling agents as their ongoing compensation for servicing Class B limited partners.

Commissions charged to each class or series of class were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30
	2005	2004	2005	2004
Class A	$ 397,489	$ 380,982	$ 1,220,899	$ 1,192,371
Class B - Series 1	11,751	696	28,311	1,084
Class B - Series 2	211,742	662	212,867	932
Class B - Series 3	1,332	612	3,036	612

Total	$ 622,314	$ 382,952	$ 1,465,113	$ 1,194,999

For the three and nine months ended September 30, 2005 and 2004, the General Partner received net brokerage commission of $396,783 and $915,260 and $218,629 and $716,794, respectively from the Partnership.  Net brokerage commission represents commissions charged to Class A and Class B partners less actual brokerage commissions paid to clearing brokers and amounts paid to selling agents for servicing Class B limited partners.  As of September 30, 2005 and December 31, 2004, $134,669 and $99,808, respectively, is due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

D.             Statement of Cash Flows

The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standard No. 102, "Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

THE WILLOWBRIDGE FUND L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Nine Months Ended September 30, 2005 and 2004
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

G.             General Partner Fees, Management Fees and Prepaid Expenses

The General Partner is paid an annual management fee equal to one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year.  Such annual fees amounted to $438,701 and $375,534 in 2005 and 2004, respectively.

Prepaid expenses are comprised of the unamortized portion of the management fees paid to the General Partner.  The fiscal year 2005 management fee is paid by the Partnership to the General Partner in January 2005.  This amount is being amortized (straight-line) by the Partnership over the twelve-month period ending December 31, 2005.  As of September 30, 2005 and 2004, $329,229 and $281,651 had been amortized by the Partnership, respectively.

In addition, the Partnership pays Willowbridge a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership.  These fees amounted to $135,298 and $340,381 and $93,913 and $294,986, respectively, for the three and nine months ended September 30, 2005 and 2004, respectively.

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

J.              Subscriptions

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month.  Partners' contributions received in advance for subscriptions are recorded as prepaid subscriptions in the Condensed Statements of Financial Condition. The General Partner charges a one percent initial administrative fee on all limited partner unit subscriptions.  The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion. Subscription proceeds to the Partnership are recorded net of these charges.  For the three and nine months ended September 30, 2005 and 2004, the General Partner received initial administrative fees of $6,864 and $51,516 and $13,908 and $56,611, respectively.

THE WILLOWBRIDGE FUND L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
_______________

3.             SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

K.             Redemptions

Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month on at least ten days written notice to the General Partner.  Class B interests are subject to an early redemption charge of up to 4.0 percent if such interests are redeemed within 12 months of their purchase.

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

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Correction" ("FAS 154").  FAS 154 replaces APB Opinion No. 20, "Accounting Changes" and FAS No. 3, "Reporting Accounting Changes in Interim Financial Statement."  FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle.  FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  The implementation of FAS 154 is not expected to have a material impact on the Partnership's consolidated financial statements.

THE WILLOWBRIDGE FUND L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
_______________

3.               SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 N.            Indemnifications

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

4.              FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the periods presented.

	Nine Months Ended September 30, 2005 (Unaudited)
	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance (for a Unit outstanding for the entire period)

	$ 7,594.47	$ 930.79	$ 914.59	$ 1,077.83

Loss from operations
Net investment loss	(228.48)	(20.92)	(34.85)	(38.32)
Net trading losses	(1,367.60)	(169.00)	(175.45)	(194.75)

Net loss	(1,596.08)	(189.92)	(210.30)	(233.07)

Net Asset Value, End of the period	$ 5,998.39	$ 740.87	$ 704.29 (4)	$ 844.76

Total Return (1)	(21.02)%	(20.40)%	(22.99)%	(21.62)%

Total Return (excluding incentive fees) (2)	(21.02)%	(20.40)%	(22.99)%	(21.62)%

Supplemental Data

Ratio of expenses to average net assets (3)	7.17%	6.61%	9.10%	8.47%
Ratio of expenses (excluding incentive fees) to average net assets (3)	7.17%	6.61%	9.10%	8.47%

Ratio of net investment loss to average net assets (3)	4.75%	3.93%	6.42%	5.90%
________________
(1)

Total return is derived as opening asset value less ending net asset value divided by opening net asset value and excludes the effect of sales commissions and initial administrative fees on subscriptions.

(2)	Total return (excluding incentive fees) is derived as net income per unit and adding back incentive fees per unit divided by opening net asset value per unit.
(3)	Annualized.
(4)	Prior to liquidating redemption which was effective April 30, 2005.

THE WILLOWBRIDGE FUND L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Nine Months Ended September 30, 2005 and 2004
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
________________
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The Willowbridge Fund L.P. (the "Partnership") is engaged in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts and forward contracts ("Commodity Interests"). The objective of the Partnership is the appreciation of its assets through speculative trading. Ruvane Fund Management Corporation is the General Partner of the Partnership (the "General Partner") and Willowbridge Associates, Inc. is the Partnership's trading advisor (the "Advisor").

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

        Community Interests are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period.  The difference between the original cost basis of the contract and fair value is recorded in income as an unrealized gain/(loss) on the Condensed Statements of Financial Condition.  Realized gains and losses on closed contracts are recorded on a first-in-first-out basis.  Interest income is recognized on an accrual basis.  All Commodity Interests and financial instruments are recorded at  fair value in the financial statements.  Fair value is based on quoted market prices.

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

Results of Operations

        Comparison of the Three Months Ended September 30, 2005 and 2004

        For the quarter ended September 30, 2005, the Partnership had total income comprised of net trading profits representing $(2,613,142) in realized losses on closed positions, and $156,897 in change in net unrealized gains on open positions, and $357,637 in interest income. For the same quarter in 2004 the Partnership had total income comprised of net trading profits representing $(4,792,529) in realized losses on closed positions, and $3,092,683 in net change in unrealized gains on open positions, and $117,634 in interest income.

        In July 2005, trading was unprofitable in US and UK fixed income markets and profitable in energy markets, and the Partnership recorded a loss of $4,457,688.  In August 2005, trading was very profitable in energy markets but unprofitable in foreign currency markets, and Partnership recorded a gain of $5,678,569. In September 2005, trading was very profitable in natural gasoline but quite unprofitable in heating oil, crude oil and unleaded gasoline, and Partnership recorded a loss of $4,344,323.

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

        For the quarter ended September 30, 2005, the Partnership had expenses comprised of $622,314 in brokerage commissions (including clearing and exchange fees), $245,041 in management fees, $157,479 in administrative expenses, and $0 in incentive fees. For the same quarter in 2004, the Partnership had expenses comprised of $382,972 in brokerage commissions (including clearing and exchange fees), $187,797 in management fees, $83,918 in administrative expenses and $0 in incentive fees. Incentive fees are a fraction of quarterly trading profits.  Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Management fees increased as a result of increase in average net assets under management during the quarter ended September 2005 as compared to quarter ended September 2004. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership's reporting requirements under Securities Exchange Act of 1934, as amended.

        As a result of the above, the Partnership recorded a net loss of $3,123,442 for the three months ended September 30, 2005, compared to a net loss of $2,236,899 for the same period in 2004.

        At September 30, 2005, the net asset value of the Partnership was $54,985,848, compared to its net asset value of $43,897,183 at December 31, 2004.

        During the quarter, the Partnership had no credit exposure to counterparty that is foreign commodities exchange or to any counterparty dealing in over the counter contracts which is material.

        Comparison of Nine Months Ended September 30, 2005 and 2004

        For the nine months ended September 30, 2005, the Partnership had total income comprised of net trading profits representing $(9,714,133) in realized losses on closed positions, and $1,347,265 in change in net unrealized gains on open positions, and $833,718 in interest income. For the same period in 2004 the Partnership had total income comprised of net trading profits representing $(2,545,181) in realized losses on closed positions, $(463,805) in change in net unrealized gains/(losses) on open positions, and $279,081 in interest income.

        In January 2005, trading was unprofitable in foreign currencies. The Partnership recorded a loss of $2,288,787. In February 2005, trading was unprofitable in energy and long term interest rates. The Partnership recorded a loss of $2,918,378. In March 2005, trading was most profitable in energy. The Partnership recorded a gain of $5,079,665.  In April 2005, trading was unprofitable in heating oil, unleaded gasoline, crude oil, natural gasoline and coffee.  Gains in European fixed income markets failed to offset such losses. The Partnership recorded a trading loss of $8,016,425. In May 2005, trading was profitable in the Euro currency, global fixed income markets and soybeans.  Losses occurred in the Japanese Yen. The Partnership recorded trading profits of $2,758,552. In June 2005, trading was profitable in the Euro currency and Swiss Franc.  Losses occurred in the Australian Dollar and Japanese Yen.  The Partnership recorded trading profits of $ 488,487.  In July 2005, trading was unprofitable in US and UK fixed income markets and profitable in energy markets, and the Partnership recorded a trading Loss of $4,457,688. In August 2005, trading was very profitable in energy markets but unprofitable in foreign currency markets, and Partnership recorded a trading gain of $5,678,569. In September 2005, trading was very profitable in natural gasoline but quite unprofitable in heating oil, crude oil and unleaded gasoline, and Partnership recorded a loss of $4,344,323.

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

        For the nine months ended September 30, 2005, the Partnership had expenses comprised of $0 in incentive fees, $1,465,113 in brokerage commissions (including clearing and exchange fees), $669,610 in management fees, and $366,294 in administrative expenses.  For the same period in 2004, the Partnership had expenses comprised of $834,528 in incentive fees, $1,194,999 in brokerage commissions (including clearing and exchange fees), $576,637 in management fees, and $243,014 in administrative expenses. Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Management fees increased as a result of increase in average net assets under management during the nine months ended September 30, 2005 as compared to nine months ended September 30, 2004.  Administrative expenses consists primary of professional fees and other expenses relating to the Partnership's reporting requirements under Securities Exchange Act of 1934, as amended.

        As a result of the above, the Partnership recorded a net loss of $10,034,167 for the nine months ended September 30, 2005, as compared to a net loss of $5,579,083 for the same period in 2004.

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

        The Partnership's capital resources are dependent upon three factors: (a) the income or losses generated by the Advisor; (b) the money invested or redeemed by the limited partners; and (c) the capital invested or redeemed by the General Partner. As of September 30, 2005 the Partnership had cash in the bank of $25,921,369 compared to $4,621,928 as of December 31, 2004.  The reasons for the increase are (i) an increase in the assets of the Partnership which resulted in a corresponding increase in cash and (ii) an overall decline in the amount of margin required to be posted in connection with the Partnership's open Commodity Interests.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

        The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership's primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on a timely basis of market-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized. The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and tie liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of September 30, 2005, by market sector:

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

Commodity

        The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to the energy markets (natural gas, crude oil, heating oil and unleaded gasoline) as of September 30, 2005, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

        The Partnership measures its market risk, related to its holdings of Commodity Interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used September 30, 2005 market rates and prices on its instruments to perform the sensitivity analysis.  The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

        The prices of the Partnership's interest rate positions resulting from a 10% change in interest rates.

        The U.S. dollar equivalent balances of the Partnership's currency exposures due to a 10% shift in currency exchange rates.

        The market value of the Partnership's Commodity Interests due to a 10% change in the price of the Commodity Instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of September 30, 2005.

        The potential loss in earnings for each market risk exposure as of September 30, 2005 was approximately:

Trading portfolio:

Commodity price risk	$ 347,221
Interest rate risk	$ 353,999
Currency exchange rate risk	$ 81,459

Item 4. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

There currently is no established public trading market for the Limited Partnership Units. As of September 30, 2005, 32,994.3144 Partnership Units were held by 764 Limited Partners and the General Partner.

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

From January 1, 2005 through September 30, 2005, a total of 27,019.0684 Partnership Units were subscribed for the aggregate net subscription amount of $24,970,141.  Details of the net subscriptions and redemptions of these Partnership Units are as follows:

Date of Subscription	Net Amount of Subscriptions

January 2005	$ 244,953
February 2005	$ 1,687,281
March 2005	$ 482,343
April 2005	$ 164,642
May 2005	$ 2,048,919
June 2005	$ 1,461,518
July 2005	$ 8,577,520
August 2005	$ 7,885,223
September 2005	$ 2,417,741

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

Item 5.  Controls and Procedures

The President of the General Partner evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, which are designed to insure that the Partnership's records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of September 30, 2005 the Partnership's disclosure controls are effective. There were no changes in the Partnership's internal controls during the third quarter of 2005 that have materially affected or are reasonably likely to affect the Partnership's internal control over financial reporting.

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

THE WILLOWBRIDGE FUND L.P.

Date: November 14, 2005	By:	Ruvane Fund Management Corporation
	Its	General Partner

By: /s/ Robert L. Lerner
Robert L. Lerner
President