Form 10-K
WILLOWBRIDGE FUND LP
filed 2006-04-03
CIK 794775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number: 0-23529

THE WILLOWBRIDGE FUND, L.P.
(Exact name of registrant as specified in its charter)

Delaware	22-2678474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
 Yes ☒      ☐ No

No Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
☐ Yes      ☒ No

The Partnership's limited partnership interests are not traded on any market and, accordingly, do not have an aggregate market value. As of March 27, 2006 the net asset value of the limited partnership interests of the registrant held by non-affiliates of the registrant was approximately $46,713,055.

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

Ruvane Fund Management Corporation (formerly named Ruvane Investment Corporation), a Delaware corporation (the "General Partner"), is the general partner of the Partnership. The Partnership and the General Partner maintain their principal business office at 4 Benedek Road, Princeton, New Jersey 08540. The telephone number for the Partnership and the General Partner is (609) 921-0717, the facsimile number is (609) 921-0577, and their e-mail address is info@willowbridgefund.com.

The General Partner has been registered with the Commodity Futures Trading Commission ("CFTC") pursuant to the Commodity Exchange Act ("CEA"), as amended (the "CEA"), as a Commodity Pool Operator ("CPO") since August 8, 1995, as a Commodity Trading Advisor ("CTA") since January 12, 1990 and as an introducing broker since May 8, 1995, and is a member of the National Futures Association ("NFA") in such capacities. See " The General Partner." The General Partner has selected Willowbridge Associates Inc. ("Willowbridge" or the "Advisor") as the Partnership's trading advisor. The Advisor's main business address is 101 Morgan Lane, Suite 180, Plainsboro, New Jersey 08536 and its telephone number is (609) 936-1100. The Advisor has been registered as a CPO and a CTA pursuant to the CEA since May 3, 1988 and is a member of the NFA in such capacities. All trading decisions regarding the Partnership are made by the Advisor. See "The Advisor."

All of the Partnership's assets are traded pursuant to the Advisor's Primary Investment Program, utilizing three of the trading systems operated by the Advisor. The three trading systems utilized under the Primary Investment Program are computer-based, quantitative systems that trade in domestic and foreign financial instruments, currencies, precious metals and other commodities such as grains, foods and energy products. See "Trading Programs--Allocation of Capital." The General Partner believes that the combination of several investment strategies and global market exposure reduces the Partnership's dependence on the success of any single strategy while positioning the Partnership to participate in economic trends in different markets. Nonetheless, in many cases the markets traded by the individual trading strategies overlap and the positions held by the Partnership at any particular point in time may result in different concentrations in any group of markets, which may reduce the diversity of the Partnership's investments. See "Risk Factors."

The Partnership is designed to permit investors to participate in the financial advantages presented by trading in Commodity Interests. However, trading in Commodity Interests does entail significant risks, and it is possible that an investor in the Partnership could lose its entire investment. Trading in Commodity Interests is speculative, volatile and highly leveraged and may be riskier and more volatile than many other investments. Further, the Partnership is obligated to pay trading and operational expenses and pay incentive fees, if any, which could materially affect the net results of an investment in the Partnership by reducing net profits or increasing net losses, and the Partnership will be required to make trading profits in the amount of such charges and fees, less interest earned, to avoid depletion or exhaustion of its assets and to generate any profits for the Partnership and the Limited Partners. There can be no assurance that the Partnership will achieve any profits. See "Risk Factors."

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

The General Partner is responsible for the allocation of the Partnership's capital among various investment programs. The Partnership's capital currently is allocated to the Primary Investment Program of the Advisor. See "Trading Programs." The General Partner, in the future, may allocate the Partnership's assets to other trading programs. In addition, the General Partner may introduce the Partnership's trades to the Partnership's commodity brokers. Under the terms of the Amended and Restated Limited Partnership Agreement of the Partnership (the "Partnership Agreement"), the General Partner will maintain its capital contributions to the Partnership in an amount equal to 1% of the aggregate capital raised by the Partnership from time to time. As of December 31, 2005, the General Partner owned $760,886 of Class A partnership interests. The General Partner is a Delaware Corporation organized in January 1990. The principal of the General Partner is Robert L. Lerner. See "Directors and Executive Officers."

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

The speculator, such as the Partnership, risks its capital with the hope of making profits from the price fluctuations in futures contracts. The speculator assumes the risks which the hedger seeks to avoid. Speculators rarely expect to take or make delivery of the cash or actual physical commodity in the futures market. Rather, they generally close out their futures positions by entering into offsetting purchases or sales of futures contracts. Because the speculator may take either a long or short position in the futures markets, it is possible for the speculator to earn profits or incur losses regardless of the direction of price trends. Generally, commodities trades made by the Partnership will be for speculative rather than for hedging purposes.

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

The Advisor

The General Partner has selected Willowbridge as the Partnership's trading advisor. The Advisor is a global trading advisor, managing over U.S. $790 million in client capital (U.S. $412 million of actual funds and U.S. $378 million of notional funds) as of February 1, 2006 in futures, forward, spot and option contracts and related instruments for international banks, brokerage firms, pension funds, institutions and high net worth individuals. The Advisor was organized as a Delaware corporation in January 1988 and trades on a 24-hour basis in over 70 markets worldwide. The primary activity of Willowbridge is to buy, sell (including short sales), make a spread or otherwise trade in Commodity Interests. The Advisor may, to a limited extent, also trade in other instruments. The trading principals of the Advisor are Philip L. Yang and Michael Y. Gan. See "Directors and Executive Officers."

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

Primary Investment Program

                  Under the Primary Investment Program, the Advisor has the discretion, based upon its periodic evaluation of market conditions, to determine which trading system to use for a given market and to initially allocate and subsequently reallocate among such trading strategies and components of such trading strategies. For example, if the Advisor believes that we are in a period in which the grains are likely to perform well, it may apply the Argo and Titan Systems to the grain markets since these trading systems typically have performed well in similar environments. Also, if the Advisor does not believe market conditions warrant trading a particular market, no positions will be taken. Typically, changes in trading systems used for particular markets are made infrequently. Approximately one-half of the assets traded by the Advisor pursuant to the Primary Investment Program are allocated to the Argo System and the remaining portion is allocated between currencies and financial instruments traded pursuant to the Vulcan System and precious metals, grains, meats, energies, softs and tropicals traded pursuant to the Siren System. In November 1997, a trading component of Titan was added to the Primary Investment Program. Effective January 2006, the components of the energies sector that were previously traded pursuant to signals from the Siren System will be traded based on Vulcan System signals. The Advisor, in consultation with the General Partner, may change the allocation of the assets it trades pursuant to the Primary Investment Program among the trading systems and among the commodities traded pursuant thereto. Typically, changes in strategies used for particular markets are made infrequently. If the assets of the Partnership allocated to the Primary Investment Program fall below $1,000,000, Willowbridge may not be able to trade the Primary Investment Program.

Description of Trading Systems

The trading systems used by the Advisor are proprietary and confidential. The descriptions herein, therefore, are, of necessity, general and not intended to be exhaustive.

Vulcan Trading System

The Vulcan Trading System ("Vulcan"), which commenced trading in 1988, is a computerized technical trading system. It is not a trend-following system, but does ride a trend when the opportunity arises. Vulcan uses the concepts of pattern recognition, support/resistance levels, and counter-trend liquidations in making trading decisions. In effect, Vulcan is more akin to a systematic technical charting system, as opposed to most computer systems which are based on pure trend-following calculations.

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

Vulcan determines, on a daily basis, whether to be long, short or flat each of the various commodities in its portfolio. The Vulcan portfolio traded for the Primary Investment Program includes:

Domestic Financial Instruments:	Treasury Bonds, Treasury Notes, Eurodollars

Foreign Financial Instruments:	EuroYen, Japanese Bonds, Australian T-Bills, Australian T-Bonds, Short- Sterling, Gilts, Euribor, Euro-Swiss, Bunds, Bobls, Shatz

Currencies:	Pound Sterling, Canadian Dollar, Swiss Franc, Japanese Yen, Australian Dollar, EuroFX, EuroYen, Euro Pound

The above list is provided only as an indication of markets traded since the Advisor removes and adds contracts to the list from time to time.

It is intended that approximately 15% to 40% of the assets under management pursuant to the Vulcan System normally will be committed as margin for Commodity Interest trading, but from time to time, the percentage of assets committed may be substantially more or less. Positions are generally held from 10 to 15 trading days. The largest monthly draw-down experienced by the Advisor in using Vulcan was 29.82% and occurred in February 2002. The greatest peak-to-valley draw-down was 53.45% and occurred in the period between February 2001 to February 2002. The yearly rates of return for the Vulcan System from January 1, 1994 to date are as follows: 1994 - 14.67% ; 1995 - 57.62%; 1996 - 12.96%; 1997 - 14.82%; 1998 - 19.80%; 1999 - (18.92%); 2000 - 56.08%; 2001 - (23.85%); 2002 - 19.58%; 2003 - 52.19%; 2004 - (18.20%), 2005 - (12.90%); and 2006 (through February) - 5.87%. Past Performance is Not Necessarily Indicative of Future Results.

Argo Trading System

The Argo Trading System ("Argo") commenced trading in 1988. Argo essentially incorporates Vulcan's concepts of pattern recognition, support/resistance levels and counter-trend liquidations. However, Argo has a relatively slower time horizon than Vulcan and attempts to capture longer-term price moves. The Argo portfolio includes the instruments traded in the Vulcan portfolio, as well as the following other commodities:

Grains:	Corn, Wheat, Soybeans, Soybean Meal, Soybean Oil Precious Metals: Gold, Silver

General	Crude Oil, Heating Oil, Unleaded Gasoline, Natural Gas, Copper, Sugar, Coffee, Cocoa, Cotton, Live Cattle, Live Hogs, Pork Bellies.

The above list is provided only as an indication of markets traded since the Advisor removes and adds contacts to the list from time to time.

It is intended that Argo's positions will generally be held from 20 to 30 trading days with approximately 15% to 40% of assets under management normally committed as margin for Commodity Interest trading, but from time to time the percentage of assets committed may be substantially more or less. The largest monthly draw-down experienced by the Advisor in using Argo was 26.78% and occurred in April 2005. The greatest peak-to-valley draw-down was 46.37% and occurred in the period between March 2003 to July 2005. The yearly rates of return for the Argo System from January 1, 1994 to date are as follows: 1994 - 20.28%; 1995 - 59.52%; 1996 - 12.46%; 1997 - 1.97%; 1998 - 25.31%; 1999 - 9.42%; 2000 - 19.97%; 2001 - 10.68%; 2002 - 28.80%; 2003 - (12.10%); 2004 - 23.09%; 2005 - (25.15%); and 2006 (through February) - (13.14%). Past Performance is Not Necessarily Indicative of Future Results.

Siren Trading System

The Siren Trading System ("Siren"), which commenced trading in January 1991, is a system based on the principles of market profiles and other techniques that utilize real time price information. Siren can best be characterized as a top and bottom picking system. Siren tries to determine acquisition and distribution patterns that often signal the end and reversal of a major trend bias. When it identifies such a change, it will attempt to initiate a countervailing position. Siren's time frame is generally 20 trading days. The Siren portfolio traded for the Primary Investment Program includes:

Grains:	Corn, Wheat, Soybeans, Soybean Meal, Soybean Oil Precious Metals: Gold, Silver

General	Crude Oil, Heating Oil, Unleaded Gasoline, Natural Gas, Copper, Sugar, Coffee, Cocoa, Cotton, Live Cattle, Live Hogs, Pork Bellies.

The above list is provided only as an indication of markets traded since the Advisor removes and adds contracts to the list from time to time.

It is indented that approximately 15% to 40% of the assets under management pursuant to Siren will be normally committed as margin for Commodity Interest trading, but from time to time, the percentage of assets committed may be substantially more or less. The largest monthly draw-down experienced by the Advisor in using Siren was 15.15% and occurred in September 2000. The greatest peak-to-valley draw-down was 35.30% and occurred in the period between March 2000 to November 2001. The yearly rates of return for the Siren System from January , 1994 to date are as follows: 1994 - 37.88%; 1995 - 25.12%; 1996 - 1.41%; 1997 - 21.39%; 1998 - (12.36%); 1999 - 9.82%; 2000 - (13.81%); 2001 - (10.20%); 2002 - 25.02%; 2003 - 27.40%; 2004 - 11.82%; 2005 - (30.67%); and 2006 (through February) - (12.25%). Past Performance is Not Necessarily Indicative of Future Results.

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

The clearing brokers must comply with the settlement procedures established by the clearinghouse of each exchange where the clearing broker is a clearing member. The rules of exchange vary, but at a minimum the exchange guarantees performance on every contract to each of its clearing members. Thus, once a trade between two clearing members is matched by the exchange, the rights and obligations under the futures or options contract do not run between the original buyer and seller, but between the clearing member and the seller of the contract, and between the clearing member and the buyer. The clearinghouse sets a settlement price for settling all accounts between clearing members for each contract month. Unliquidated positions on outstanding contracts are marked to market at least once a day via midday and/or morning calls to determine any additional margin requirements. In general, a clearinghouse is backed by the membership and will act in the event of non-performance by one of its members or one of the member's customers, the intent of which is to significantly reduce credit risk. If a clearing broker is not a member of an exchange clearinghouse, it will comply with the settlement procedures established with the actual carrying brokers and will operate through them. Settlement of calls on such contracts may take an extra day on U.S. exchanges or two extra days on non-U.S. exchanges. Additional margin requirements are wire-transferred by the clearing brokers to the appropriate clearinghouse. During the years ended December 31, 2005 and 2004, the Partnership had no material credit risk exposure to a counterparty that is a foreign commodities exchange.

Fees and Expenses

The General Partner

                  Upon admission to the Partnership, each new subscriber for interests in the Partnership will pay 1% of his subscription amount to the General Partner as an administrative charge. Existing Limited Partners who subscribe for additional interests in the Partnership will pay to the General Partner 1% of the amount of the additional subscription as an administrative charge. The General Partner waives this charge for limited partners who are affiliates of the General Partner. The Partnership also pays the General Partner a yearly management fee in an amount equal to 1% of the net asset value of the Partnership as of the first business day of each year before deducting (i) accrued ordinary legal, accounting and auditing fees and (ii) any incentive fees payable to the Advisor. In addition, Class A Interests paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.29% of the net asset value of the Partnership as of the beginning of each month (a 3.5% annual rate) for the period, January 1, 2002 to July 31, 2002. Beginning August 1, 2002, Class A Interests paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of the Partnership as of the beginning of each month (a 4.0% annual rate). Class B Interests pay to the General Partner commission of up to 6.0 percent annually of the net asset value of the Class B partners' capital. The General Partner will pay up to 3.0 percent from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3%, the brokerage fee with respect to such Class B limited partnership interests will be reduced accordingly. The General Partner will pay from this amount all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership's trading, but other execution costs, including give-up charges (charges paid to a party for executing trades that will be cleared by a third party) and service fees assessed by certain forward dealing desks, will be paid by the Partnership. The General Partner will pay from its own funds any futures brokerage commission and fees (except for certain execution costs as noted above) incurred by the Partnership in excess of the flat monthly rate it receives from the Partnership. The flat-rate brokerage commission to the General Partner is calculated after reduction for any brokerage commissions due at the end of the immediately preceding month, any redemptions or distributions as of such immediately preceding month-end and any accrued incentive fees as of such immediately preceding month-end, and after including the interest credits for such immediately preceding month-end and any additions as of the beginning of the month for which the flat-rate brokerage commission is being calculated. Lastly, in the event the flat-rate monthly brokerage commission payable by the Partnership to the General Partner at any time exceeds the actual brokerage commissions and related fees to which such flat-rate brokerage commission is applied, the General Partner will pay a portion of such excess to Limited Partners who became Limited Partners prior to September 1995, the date as of which the Partnership ceased to be a proprietary pool under CFTC Rules, which portion paid to any such Limited Partner shall not exceed such Limited Partner's pro rata share of the actual brokerage commissions and related fees paid by the Partnership. The General Partner may also pay a portion of such excess to properly registered selling agents as compensation for their ongoing services to the Partnership, which portion paid to any one selling agent is not expected to exceed 1% per annum of the net asset value of the limited partnership interests sold by such selling agent.

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

The Partnership's "Net Assets" shall mean the total assets of the Partnership including all cash and cash equivalents, accrued interest and the market value of all open commodity positions and other assets maintained by the Partnership, less the market value of all liabilities and reserves of the Partnership, including accrued management and incentive fees, determined in accordance with the principles specified in Paragraph 6 of the Partnership Agreement and, where no principle is specified, in accordance with accounting principles generally accepted in the United States of America. The market value of a commodity futures contract or option on a commodity futures contract shall mean the most recent available closing quotation on the exchange through which the particular commodity futures contract or option on a commodity futures contract is traded by the Partnership; the market value of a forward contract is determined by the dealer with which the Partnership has traded the contract. If, however, a contract cannot be liquidated on the day with respect to which the cumulative profits or losses on the account are being determined, because of the operation of daily limits or other rules of the commodity exchange upon which that contract is traded or otherwise, the settlement price on the first subsequent day on which the contract can be liquidated is the basis for determining the liquidating value of such contract for such day. "New Profits" for the purpose of calculating the Advisor's incentive fee only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive fees paid or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive fee was paid or payable (after deduction of such incentive fee). In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive fee calculation is made, and (iii) increased by the amount of any losses attributable to redemptions.

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

Others

The General Partner will pay expenses of the continuing offering of Limited Partnership Units (consisting primarily of printing fees), estimated to be approximately $10,000 per year. The ordinary administrative expenses actually incurred by the Partnership, including periodic legal, accounting and auditing fees, and other administrative expenses and fees, which are estimated to be approximately $530,000 per year (excluding any extraordinary expenses), will be borne by the Partnership.

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

ITEM 1A.  Risk Factors

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

Operating History of the Partnership

The Partnership commenced trading in April 1991. The Partnership has realized a net gain through December 2005 and no assurance can be made as to the future performance of the Partnership. In addition, the Partnership's profitability has varied significantly from period to period. The results for any one period are not necessarily indicative of results for any other period.

Options Trading

The Partnership may engage in the trading of options (both puts and calls) on commodity futures contracts on exchanges where such trading has been authorized by the CFTC. The value of an option depends largely upon the likelihood of favorable price movements in the underlying futures contract in relation to the exercise (or strike) price during the life of the option. Therefore, many of the risks applicable to trading the underlying futures contract are also applicable to options trading. However, there are a number of other risks associated solely with the trading of options. For example, the purchaser of an option runs the risk of loss of his entire investment (i.e., the premium paid). Similarly, the "uncovered writer" of an option is subject to the risk of loss due to an adverse price movement in the underlying futures position. Spread positions using options are subject to the same risks involved in the purchase and writing of options. In addition, in the event the Partnership were to write uncovered options (i.e., where the writer does not own the underlying futures position) as one part of a spread position and such options were exercised by the purchasing party, the Partnership would be required to purchase or deliver the underlying futures contract in accordance with the terms of the option. Finally, an options trader runs the risk of market illiquidity for offsetting positions for any particular option. As a result of these risks, the Partnership might experience losses on option trades, resulting in losses to the Limited Partners. See "Commodity Interest Trading May Be Illiquid."

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

Charges to Partnership

The Partnership will be required to pay a fixed annual management fee and a fixed monthly brokerage commission to the General Partner, and a fixed quarterly management fee and, under certain circumstances, a quarterly incentive fee to the Advisor. The Partnership also is obligated to pay certain execution costs, as well as all legal, accounting, auditing and other administrative expenses and fees, regardless of whether the Partnership realizes any profits. The Partnership, therefore, will be required to make trading profits in the amount of such charges and fees, less interest earned, to avoid depletion or exhaustion of its assets and to generate any profits for the Partnership and the Limited Partners. There can be no assurance that the Partnership will achieve any profits. See "Fees and Expenses."

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

ITEM 1B.  Unresolved Staff Comments.

Not applicable.

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

PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

There currently is no established public trading market for the Limited Partnership Units. As of December 31, 2005, 36,810.0571 Partnership Units were held by 803 Limited Partners and the General Partner.

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

From January 1, 2005 through December 31, 2005, 30,834.811 Partnership Units were subscribed (net of Units redeemed) for the aggregate net subscription amount of $22,291,026. Details of the net subscriptions and redemptions of these Partnership Units are as follows:

Net amount of Subscriptions/Redemptions

January 2005	$ 168,784
February 2005	$ 1,580,034
March 2005	$ 286,856
April 2005	$ 148,462
May 2005	$ 1,892,102
June 2005	$ 1,360,816
July 2005	$ 8,519,503
August 2005	$ 5,556,439
September 2005	$ 1,609,838
October 2005	$ 1,433,158
November 2005	$ -10,598
December 2005	$ -254,368

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

SELECTED FINANCIAL DATA
(in thousands, except units and per unit amounts)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Operations Data:

Income:
Realized Gains (Losses) on Closed	$(11,397)	$ 5,073	$ 8,919	$ 14,069	$ 2,670
Positions, Net
Change in Unrealized
Gains/Losses on Open Positions, Net	(27)	(1,923)	1,014	(449)	(4,533)

Interest Income	1,336	453	280	398	960

Expenses:
Incentive Fees	-	834	1,784	2,139	498
Brokerage Commissions (including
Clearing and Exchange Fees)	2,137	1,618	1,310	993	918
Management Fees	920	781	615	535	537
Administrative Expenses (comprised of professional fees, administrative and accounting fees and other expenses)	513	341	398	169	16

Net Income (Loss)	$ (13,658)	$ 29	$ 6,106	$ 10,182	$ (3,021)

Net Income (Loss) Per Unit:
Class A	$(1,970.01)	$ (16.48)	$ 1,303.54	$ 1,849.78	$ (604.10)
Class B, Series 1	$ (234.32)	$ (69.21)	n/a	n/a	n/a
Class B, Series 2	$ (257.58)	$ (13.58)	n/a	n/a	n/a
Class B, Series 3	$ (287.77)	$ 77.83	n/a	n/a	n/a

Financial Condition Data:

Limited Partners' Capital(Class A)	$ 31,210	$ 42,672	$ 36,620	$ 27,366	$ 24,946
Limited Partners' Capital (Class B, Series 1)	1,650	112	n/a	n/a	n/a
Limited Partners' Capital (Class B, Series 2)	18,814	49	n/a	n/a	n/a
Limited Partners' Capital (Class B, Series 3)	95	53	n/a	n/a	n/a
General Partner's Capital (Class A)	761	1,011	933	752	799

Partners' Capital (Net Asset Value)	$ 52,530	$ 43,897	$ 37,553	$ 28,118	$ 25,745

Total Assets	$ 54,386	$ 44,582	$ 38,504	$ 29,519	$ 26,122

Net Asset Value per Unit (Class A)	$ 5,624	$ 7,594	$ 7,611	$ 6,307	$ 4,458
Class A Units Outstanding	5,684	5,752	4,934	4,458	5,775

Net Asset Value per Unit (Class B, Series 1)	$ 696	$ 930	n/a	n/a	n/a
Class B, Series 1 Units Outstanding	2,370	120	n/a	n/a	n/a

Net Asset Value per Unit (Class B, Series 2)	$ 657	$ 915	n/a	n/a	n/a
Class B, Series 2 Units Outstanding	28,636	54	n/a	n/a	n/a

Net Asset Value per Unit (Class B, Series 3)	$ 790	$ 1,078	n/a	n/a	n/a
Class B, Series 3 Units Outstanding	120	50	n/a	n/a	n/a

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

As of December 31, 2005, the assets of the Partnership were allocated for trading in Commodity Interests entirely to the Advisor's Primary Program. The Primary Program consists of the Argo, Vulcan and Siren computer-based, quantitative trading systems.

Class A Interests paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.29% of the net asset value of the Class A Interests as of the beginning of each month (a 3.5% annual rate) for the period, January 1, 2001 to July 31, 2002. Beginning August 1, 2002, the Class A Interests paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of the Class A Interests as of the beginning of each month (a 4.0% annual rate). Class B Interests pay to the General Partner commission of up to 6.0 percent annually of the net asset value of the Class B partners' capital. The General Partner will pay up to 3.0 percent from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3% the brokerage fee with respect to such Class B limited partnership interests will be reduced accordingly. The General Partner pays from this amount all commission charges and fees with respect to the Partner's trading in Commodity Interests. The flat-rate monthly commission is common among programs such as the Partnership. As of December 31, 2005, ADM and Man are the clearing brokers for the Partnership.

Results of Operations

 Comparison of fiscal years ended December 31, 2005 and 2004

As of December 31, 2005, total partners' capital (net asset value) of the Partnership was $52,529,915 compared to its net asset value of $43,897,183 at December 31, 2004. The Partnership's 2005 subscriptions and redemptions totaled $28,251,504 and $5,960,479 respectively, compared to $7,781,880 and $1,466,831 respectively, in 2004.

For the year ended December 31, 2005, the Partnership had net realized and unrealized trading losses of ($11,423,976) and $1,335,776 in interest income. For that same period, the Partnership had expenses comprised of $2,137,014 in brokerage commissions including clearing and exchange fees, $920,360 in management fees, $196,457 in professional fees, $192,107 in accounting and administrative fees, $124,155 in other expenses and $0 in incentive fees. This resulted in the Partnership having a net loss of ($13,658,293) for 2005. The decrease in trading gains of $16,470,156 in 2005 compared to 2004 was primarily because of losses in the Japanese Yen, Australian Dollar, Heating Oil and Coffee.

Due to the net trading losses for the twelve months ended December 31, 2005, no incentive fees were charged for the first, second, third, and fourth quarter of 2005. Due to the trading gains in the first quarter of 2004, incentive fees were accrued for that quarter. Due to the net trading losses for the nine months ended December 31, 2004, no incentive fees were charged for the second, third, and fourth quarter of 2004.

Interest income increased to $1,335,776 from $453,387 in 2004 primarily due to rising of interest rates through 2005 and an increase in net assets under management Brokerage commissions increased to $2,137,014 from $1,618,120 in 2004. Brokerage commissions increased due to an increase in net assets under management. Management fees increased to $920,360 from $781,029 in 2004. Management fees are charged as percentage of the net assets therefore the increase is due to the higher net assets value in 2005. Administrative expenses increased in 2005 as a result of an increase in professional fees, administrative and accounting fees and other expenses. Accounting and administrative fees  increased to $192,107 from $117,839 in 2004 primarily as a result increases in the cost of preparing quarterly and annual financial statements. Other expenses increased to $124,155 from $76,091 in 2004 primarily due to the impact of the increase in the number of partners in the Partnership on the partnership assessment charged by the State of New Jersey.

The net asset value per Class A Unit at December 31, 2005 decreased 26% from $7,594.47 at December 31, 2004 to $5,624.46 at December 31, 2005. The net asset value per Class B Unit, Series 1 at December 31, 2005 decreased 25% from $930.79 at December 31, 2004 to $696.47 at December 31, 2005. The net asset value per Class B Unit, Series 2 at December 31, 2005 decreased 28% from $914.59 at December 31, 2004 to $657.01 at December 31, 2005. The net asset value per Class B Unit, Series 3 at December 31, 2005 decreased 27% from $1,077.83 at December 31, 2004 to $790.06 at December 31, 2005.

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

Contractual Obligations and Commercial Commitments

In the ordinary course of business, the Partnership enters into contracts with third parties, pursuant to which the third parties provide services to or on behalf of the Partnership. Purchase obligations represent executory contracts, which are either non-cancelable or cancelable with a penalty. At December 31, 2005, the Partnership's purchase obligations and commitments primarily reflect management agreements.

Summary of Commitments:
(Dollar amounts in thousands)	Total	2005	2006	2007 and thereafter (1)

Management Fees (General Partner) (2)	$ 1,575	$ 525	$ 525	$ 525
Brokerage Commissions (2):
Class A	3,837	1,279	1,279	1,279
Class B, Series 1	165	55	55	55
Class B, Series 2	3,387	1,129	1,129	1,129
Class B, Series 3	18	6	6	6

Management Fees (Adviser) (2)	1,575	525	525	525

Total Commitments	$ 10,557	$ 3,519	$ 3,519	$ 3,519

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
 (2) Estimated fees based on net assets of the partnership or the respective class/series of units as of December 31, 2005.

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

The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of December 31, 2005, by market sector:

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

Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of December 31, 2005, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used December 31, 2005 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments.

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

The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of December 31, 2005.

The potential loss in earnings for each market risk exposure as of December 31, 2005 was:

 Trading portfolio:

Currency exchange rate risk	$ 289,108

Commodity price risk	$1,071,931

Interest rate risk	$ 570,739

ITEM 8.   Financial Statements and Supplementary Data

The Partnership's financial statements, together with the report of the independent registered public accounting firm thereon, appear on pages F-1 through F-16 hereof.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

ITEM 9A.  Controls and Procedures

The Principal of the General Partner evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, which are designed to insure that the Partnership's records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of December 31, 2005 the Partnership's disclosure controls are effective. There were no changes in the Partnership's internal controls during the fourth quarter of 2005 that have materially affected or are reasonably likely to affect the Partnership's internal control over financial reporting.

ITEM 9B.  Other Information

Not applicable.

PART III

ITEM 10.  Directors and Executive Officers

The Partnership has no directors or officers. The General Partner, Ruvane Fund Management Corporation (formerly Ruvane Investment Corporation), manages and conducts the business of the Partnership. The General Partner was incorporated as is a Delaware corporation incorporated in January 1990, is and has been registered with the CFTC as a CPO since August 8, 1995; as a CTA since January 12, 1990, and as an introducing broker since May 8, 1995. The General Partner is a member of the NFA.

Robert L. Lerner is the principal of the General Partner. Mr. Lerner has been a shareholder, director and president of the General Partner since he formed the General Partner on January 4, 1990. Mr. Lerner was the sole general partner and CPO of the Partnership since its inception until November 1995, at which time he transferred and assigned his general partnership interest to the General Partner, and had been individually registered with the CFTC as a CPO and a CTA since October 1984. Mr. Lerner is currently registered as a principal and an associated person of the General Partner. Mr. Lerner had been a sole proprietor providing consulting and marketing services to CTAs from January 1992 to January 1996, at which time he transferred his operations to the General Partner which continues to provide such services. From January 2003 through September 30, 2005, Mr. Lerner was president of WoodAllen Capital Management, LLC, an investment management firm. From 2001 until forming WoodAllen Capital, Mr. Lerner was the president of Partners Capital Investment Group, LLC, an international investment advisory firm he co-founded. From May 1988 until January 1992, Mr. Lerner was senior vice president and director of Mount Lucas Management Corporation, an investment advisory firm he co-founded which specializes in futures investment programs for institutional investors. From July 1985 to May 1988, Mr. Lerner was employed by Commodities Corporation (U.S.A.) N.V., a leading commodity trading advisory firm, that is now a unit of Goldman Sachs Asset Management.. Mr. Lerner also has practiced commodities and securities law. Mr. Lerner has a J.D. degree from Boston University Law School and a B.A. degree from Cornell University.

The General Partner has selected Willowbridge Associates Inc. as the Partnership's trading advisor. The trading principals of the Advisor are Philip L. Yang and Michael Y. Gan.

Philip L. Yang has been the sole shareholder, Director and President of Willowbridge since September 1, 1992, and also held those positions from the time he formed Willowbridge in January 1988 through September 1989. HE is a principal and an associated person of Willowbridge. He is individually registered pursuant to the CEA as a CPO and a CTA and is a member of the NFA in such capacities. He is also a principal and an associated person of Doublewood, Union Spring and Limerick. From 1983 through August 1988 and from October 1989 through August 1992, Mr. Yang was a Senior Vice President at Caxton Corporation, now Caxton Associates, L.L.C. ("Caxton"), a commodity trading advisory firm, serving initially as Director of Research, where his research concentration was in the development and application of computerized trading models for a broad range of financial markets, and later as Director of Commodity Trading. Mr. Yang obtained a bachelor's degree with honors from the University of California at Berkeley, where he was inducted into Phi Beta Kappa. He received his master's degree from the Wharton School of the University of Pennsylvania. He co-authored with Richard G. Faux, Jr. "Managed Futures: The Convergence with Hedge Funds," a chapter in Evaluating and Implementing Hedge Fund Strategies, a book published in 1999 by Euromoney Publications.

Michael Y. Gan has been the Executive Vice President of Willowbridge since September 1, 1992. He is a principal and an associated person of Willowbridge. He is individually registered pursuant to the CEA as a CPO and a CTA and is a member of the NFA in such capacities. He is also a principal and an associated person of Doublewood and Union Spring. Mr. Gan was the sole shareholder, Director and President of Willowbridge from October 1989 through August 1992. From 1983 to October 1989, he worked in the foreign exchange trading group at Marine Midland Bank in New York. In this capacity, Mr. Gan was responsible for research into technical analysis, as well as proprietary trading for the firm in both currency futures and options and was promoted to Assistant Vice President. Mr. Gan graduated summa cum laude from the University of the Philippines with a B.S. in Chemical Engineering and subsequently graduated with honors from the Wharton School of the University of Pennsylvania with a M.B.A. in Finance.

Code of Ethics

The Partnership does not have any officers; therefore, it has not adopted a code of ethics applicable to the Partnership's principal executive officer principal financial officer, principal accounting officer and persons performing similar functions. The General Partner is primarily responsible for the day to day administrative and operational aspects of the Partnership's business. The General Partner has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions and a copy of such code is included in Exhibit 14.01 to the Partnership's Form 10-K for the fiscal year ending December 31, 2005 and is herein incorporated by reference.

ITEM 11.  Executive Compensation

The Partnership has no directors or executive officers. The General Partner manages and conducts the business of the Partnership. The General Partner receives management and other fees from the Partnership. See "Business -- Fees and Expenses."

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2005, approximately 36,794.4447 Partnership Units were held by 803 Limited Partners and the General Partner. The following table sets forth certain information as of December 31, 2005 with respect to each person known to the Partnership to beneficially own more than 5% of the outstanding Partnership Units.

Name and Address of Beneficial Owner	Number of Limited Partnership Units	Percent of Total Partnership Units

None

The Partnership has no directors or officers. The General Partner manages and conducts the business of the Partnership. As of December 31, 2005, the General Partner owned $760,886 of general partner interests in the Company, or 135.2815 Partnership Units, representing approximately 1.4% of the total outstanding Partnership Units, and also beneficially owned 67.7668 Limited Partnership Units. The General Partner is owned entirely by Robert L. Lerner and trusts for the benefit of him and his family.

ITEM 13.  Certain Relationships and Related Transactions

The General Partner manages and conducts the business of the Partnership. To compensate the General Partner for its management of the Partnership, its monitoring of the Advisor's portfolio and its assumption of the financial burden of operating the Partnership, the General Partner receives management and other fees from the Partnership. See "Business - Fees and Expenses." For the years ended December 31, 2005, 2004, and 2003, the General Partner received a management fee from the Partnership pursuant to the Partnership Agreement in the amounts of $438,972, $375,534, and $281,177, respectively. For the years ended December 31, 2005, 2004 and 2003, the General Partner received administrative charges from the Limited Partners pursuant to the Partnership Agreement in the amount of $54,509, $70,865, and $52,421, respectively. This is a one-time, one percent of capital administrative charge for partners on their contribution. The General Partner waives this charge for limited partners who are affiliates of the General Partner. For the years ended December 31, 2005, 2004 and 2003, the General Partner received net brokerage commissions of $1,411,099, $971,621, and $717,852, respectively, from the Partnership. Net brokerage commissions represent the gross brokerage commissions of 4.0% annually of the net asset value of the Class A Interests and 3.0% up to 6.0% annually of the Class B Interests (assuming no trailer commissions are being paid) less actual brokerage commissions paid to clearing brokers. One individual who is associated with the CTA is also a limited partner of the fund. At December 31, 2005, 2004 and 2003 the individual's outstanding partnership interest was $115,464, $2,586,251, and $2,568,329, respectively.

ITEM 14.  Principal Accountant Fees and Services

Fees Incurred by the Partnership for services provided by Deloitte & Touche LLP and its affiliates The following table shows the fees (in thousands) paid or accrued by the Partnership for the audit and other services provided by Deloitte & Touche LLP and its affiliates for 2005 and 2004

	2005	2004

Audit Fees (1)	$ 94.5	$ 82.5
Audit-Related Fees (2)	-	-
Tax Fees (3)	35.0	35.0
All Other Fees (4)	-	-
	$ 129.5	$ 117.5

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

________________

(1)  Audit fees represent fees for professional services provided in connection with the audit of the Partnership's annual financial statements and review of our quarterly financial statements.

(2)  None.

(3)  Tax fees for 2005 and 2004, principally included tax compliance fees.

(4)  None.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

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

THE WILLOWBRIDGE FUND, L.P.
By: Ruvane Fund Management Corporation
Its: General Partner

By:  /s/ Robert L. Lerner
       Robert L. Lerner, President

Date:  March 29, 2006

THE WILLOWBRIDGE FUND L.P.

FINANCIAL STATEMENTS

As of December 31, 2005 and 2004
and for the Years Ended December 31, 2005, 2004 and 2003

THE WILLOWBRIDGE FUND L.P.

_____________________

TABLE OF CONTENTS
_____________________

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-3

FINANCIAL STATEMENTS:

Statements of Financial Condition
as of December 31, 2005 and 2004	F-4

Condensed Schedules of Investments
as of December 31, 2005 and 2004	F-5 - F-6

Statements of Income (Loss)
for the Years Ended December 31, 2005, 2004 and 2003	F-7

Statements of Changes in Partners' Capital
for the Years Ended December 31, 2005, 2004 and 2003	F-8 - F-9

Notes to Financial Statements	F-10 - F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of The Willowbridge Fund L.P.

We have audited the accompanying statements of financial condition of The Willowbridge Fund L.P. (the "Partnership"), including the condensed schedules of investments, as of December 31, 2005 and 2004, and the related statements of income (loss), and of changes in partners' capital for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Willowbridge Fund L.P. as of December 31, 2005 and 2004, and the results of its operations and changes in partners' capital for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 29, 2006

THE WILLOWBRIDGE FUND L.P.
STATEMENTS OF FINANCIAL CONDITION
As of December 31, 2005 and 2004
___________________

	2005	2004
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
Due from broker	$ 14,310,149	$ 37,734,314
Net unrealized gain on open positions	2,084,166	2,111,368
	16,394,315	39,845,682

CASH AND CASH EQUIVALENTS	37,773,296	4,621,928

DUE FROM GENERAL PARTNER	161,962	99,808

DUE FROM LIMITED PARTNER	2,000	-

INTEREST RECEIVABLE	54,121	14,174

TOTAL ASSETS	$ 54,385,694	$ 44,581,592

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Prepaid subscriptions	653,514	$ 171,239
Redemptions payable	899,527	301,925
Other accrued expenses	160,646	100,731
Accrued management fees	142,092	110,514

TOTAL LIABILITIES	1,855,779	684,409

PARTNERS' CAPITAL
Limited partners - Class A (5,548.9041 and 5,618.8166
fully redeemable units at December 31, 2005 and
2004, respectively)	31,209,589	42,671,937
Limited partners - Class B (31,125.8715 and 223.3079
fully redeemable units at December 31, 2005 and
2004, respectively)	20,559,440	214,258
General partner - Class A (135.2815 and 133.1216
fully redeemable units at December 31, 2005 and
2004, respectively)	760,886	1,010,988

TOTAL PARTNERS' CAPITAL	52,529,915	43,897,183

TOTAL LIABILITIES AND PARTNERS' CAPITAL	$ 54,385,694	$ 44,581,592

NET ASSET VALUE PER UNIT -
Class A (based on Partners' Capital of $31,970,475 and
$43,682,925 and 5,684.1856 and 5,751.9382 units outstanding)	$ 5,624.46	$ 7,594.47
Class B Series 1 - (based on Partners' Capital of $1,650,278 and
$111,637 and 2,369.5004 and 119.9385 units outstanding)	$ 696.47	$ 930.79
Class B Series 2 - (based on Partners' Capital of $18,814,154 and
$49,268 and 28,636.1177 and 53.8694 units outstanding)	$ 657.01	$ 914.59
Class B Series 3 - (based on Partners' Capital of $95,008 and
$53,353 and 120.2534 and 49.5000 units outstanding)	$ 790.06	$ 1,077.83

See Notes to Financial Statements

THE WILLOWBRIDGE FUND L.P.
CONDENSED SCHEDULE OF INVESTMENTS
As of December 31, 2005
_______________

	Long Positions		Short Positions		Net Positions

Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	Percentage of Net Assets	Unrealized Gain (Loss), Net	Percentage of Net Assets	Unrealized Gain (Loss)	Percentage of Net Assets

Livestock	$ 144,450	0.275%	$ (9,260)	(0.018)%	$ 135,190	0.257%

Grains	(60,035)	(0.114)%	(77,220)	(0.147)%	(137,255)	(0.261)%

Tropical products	558,725	1.065%	(349,334)	(0.666)%	209,391	0.399%

Energy	-	- %	(511,596)	(0.976)%	(511,596)	(0.976)%

Currencies	(479,075)	(0.914)%	21,470	0.041%	(457,605)	(0.873)%

Interest rates	358,002	0.683%	20,779	0.040%	378,781	0.723%

Metals	2,467,260	4.705%	-	- %	2,467,260	4.705%

	$ 2,989,327	5.700%	$ (905,161)	(1.726)%	$ 2,084,166	3.974%

See Notes to Financial Statements.

THE WILLOWBRIDGE FUND L.P.
CONDENSED SCHEDULE OF INVESTMENTS
As of December 31, 2004
_______________

	Long Positions		Short Positions		Net Positions

Commodity Futures Industry Sector	Unrealized Gain, Net	Percentage of Net Assets	Unrealized (Loss), Net	Percentage of Net Assets	Unrealized Gain (Loss)	Percentage of Net Assets

Livestock	$ 30,790	0.070%	$ -	- %	$ 30,790	0.070%

Grains	27,300	0.062%	-	- %	27,300	0.062%

Tropical products	702,405	1.600%	(12,947)	(0.029)%	689,458	1.571%

Energy	-	- %	284,240	0.648%	284,240	0.648%

Currencies	676,837	1.542%	-	- %	676,837	1.542%

Interest rates	297,965	0.679%	72,323	0.164%	370,288	0.843%

Metals	32,455	0.074%	-	- %	232,455	0.074%

	$ 1,767,752	4.027%	$ 343,616)	0.783%	$ 2,111,368	4.810%

See Notes to Financial Statements.

THE WILLOWBRIDGE FUND L.P.
STATEMENTS OF INCOME (LOSS)
For the Years Ended December 31, 2005, 2004 and 2003
_______________

	2005	2004	2003
NET INVESTMENT INCOME (LOSS)
Income:
Interest income	$ 1,335,776	$ 453,387	$ 280,288

Expenses:
Brokerage commissions (includes clearing and
exchange fees of $11,033, $199, and $181
in 2005, 2004, and 2003, respectively)	2,137,014	1,618,120	1,309,753
Incentive fees	-	834,527	1,783,681
Management fees	920,360	781,029	615,423
Professional fees	196,457	147,039	186,583
Accounting and administrative fees	192,107	117,839	103,614
Other expenses	124,155	76,091	108,224

Total expenses	3,570,093	3,574,645	4,107,278

Net investment loss	(2,234,317)	(3,121,258)	(3,826,990)

TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures:
Realized profits (losses) on closed positions, net	(11,396,774)	5,073,382	8,919,018
Change in unrealized profits (losses) on open
positions, net	(27,202)	(1,923,426)	1,013,643

Total trading profits (losses)	(11,423,976)	3,149,956	9,932,661

NET INCOME (LOSS)	$(13,658,293)	$ 28,698	$ 6,105,671

NET INCOME (LOSS) PER UNIT

Class A	$ (1,970.01)	$ (16.48)	$ 1,303.54

Class B - Series 1	$ (234.32)	$ (69.21)	$ -

Class B - Series 2	$ (257.58)	$ (13.58)	$ -

Class B - Series 3	$ (287.77)	$ 77.83	$ -

See Notes to Financial Statements.

THE WILLOWBRIDGE FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 2005, 2004 and 2003
_______________

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Class A

PARTNERS' CAPITAL,
JANUARY 1, 2003	119.2550	$752,192	4,338.6367	$ 27,365,555	$ 28,117,747

Subscriptions	8.4818	59,572	1,008.8862	7,059,440	7,119,012

Redemptions	(5.1638)	(35,004)	(535.9647)	(3,753,990)	(3,788,994)

Net income	-	156,137	-	5,949,534	6,105,671

PARTNERS' CAPITAL,
DECEMBER 31, 2003	122.5730	932,897	4,811.5582	36,620,539	37,553,436

Subscriptions	10.5486	79,541	1,001.3554	7,496,155	7,575,696

Redemptions	-	-	(194.0970)	(1,466,831)	(1,466,831)

Net income (loss)	-	(1,450)	-	22,074	20,624

PARTNERS' CAPITAL,
DECEMBER 31, 2004	133.1216	1,010,988	5,618.8166	42,671,937	43,682,925

Subscriptions	9.9771	62,970	869.3117	5,467,935	5,530,905

Redemptions	(7.8172)	(50,000)	(939.2242)	(5,837,838)	(5,887,838)

Net loss	-	(263,072)	-	(11,092,445)	(11,355,517)

PARTNERS' CAPITAL,
DECEMBER 31, 2005	135.2815	$760,886	5,548.9041	$31,209,589	$31,970,475

See Notes to Financial Statements

THE WILLOWBRIDGE FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (CONTINUED)
For the Years Ended December 31, 2005, 2004 and 2003
______________

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B

PARTNERS' CAPITAL, JANUARY 1, 2004	-	$ -	-	$ -	-	$ -	$ -

Subscriptions	119.9385	106,684	53.8694	50,000	49.5000	49,500	206,184

Redemptions	-	-	-	-	-	-	-

Net income (loss)	-	4,953	-	(732)	-	3,853	8,074

PARTNERS' CAPITAL,
DECEMBER 31, 2004	119.9385	111,637	53.8694	49,268	49.5000	53,353	214,258

Subscriptions	2,249.5619	1,879,999	28,679.7112	20,776,250	70.7534	64,350	22,720,599

Redemptions	-	-	(97.4629)	(72,641)	-	-	(72,641)

Net loss	-	(341,358)	-	(1,938,723)	-	(22,695)	(2,302,776)

PARTNERS' CAPITAL, DECEMBER 31, 2005	2,369.5004	$ 1,650,278	28,636.1177	$18,814,154	120.2534	$ 95,008	$20,559,440

See Notes to Financial Statements.

THE WILLOWBRIDGE FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2005, 2004 and 2003
______________

1.              PARTNERSHIP ORGANIZATION

The Willowbridge Fund L.P. (the "Partnership"), a Delaware limited partnership, was organized on January 24, 1986.  The Partnership may engage in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts and forward contracts.  Ruvane Fund Management Corporation (formerly named Ruvane Investment Corporation) is the general partner of the Partnership (the "General Partner") and is registered as a Commodity Pool Operator and an Introducing Broker with the Commodity Futures Trading Commission.  The General Partner is required by the Limited Partnership Agreement, as amended and restated (the "Agreement"), to contribute an amount equal to one percent of the aggregate capital raised by the Partnership.

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

2.              SIGNIFICANT ACCOUNTING POLICIES

                 A.           Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.

                 B.           Due from Broker

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

                 C.           Revenue Recognition

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

THE WILLOWBRIDGE FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2005, 2004 and 2003
_______________

2.             SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                D.            Commissions

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

Commissions charged to each class or series of class were as follows:

	2005	2004	2003

Class A	$ 1,581,417	$ 1,613,322	$ 1,309,753
Class B - Series 1	41,579	1,892	-
Class B - Series 2	509,698	1,648	-
Class B - Series 3	4,320	1,258	-

Total	$ 2,137,014	$ 1,618,120	$ 1,309,753

For the years ended December 31, 2005, 2004 and 2003, the General Partner received net brokerage commissions of $1,411,099, $971,621 and $717,852, respectively, from the Partnership.  Net brokerage commissions represents commissions charged to Class A and Class B partners less actual brokerage commissions paid to clearing brokers and amounts paid to selling agents for servicing Class B limited partners.  As of December 31, 2005 and 2004, $161,962 and $99,808, respectively, is due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

                E.             Statement of Cash Flows

The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standard No. 102, "Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

                F.             Allocation of Net Income (Loss)

Net realized and unrealized trading gains and losses, interest income and other operating income and expenses are allocated to the partners monthly in proportion to their capital account balance, as defined in the Agreement.

                G.            Incentive Fees

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

THE WILLOWBRIDGE FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2005, 2004 and 2003
_______________

2.             SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                H.            Management Fees

On January 3, 2005, the General Partner was prepaid an annual management fee equal to one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year. The prepaid amount is amortized to expenses monthly on a straight line basis.  For the years ended December 31, 2005, 2004 and 2003, such annual fees amounted to $438,972, $375,534 and $281,177, respectively.

In addition, the Partnership pays Willowbridge a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership.  These fees amounted to $481,388, $405,495 and $334,246 in 2005, 2004 and 2003, respectively.

                I.              Administrative Expenses

Administrative expenses include professional fees, bookkeeping costs and other charges such as registration fees, printing costs and bank fees.

                J.             Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership's profits.

                K.            Subscriptions

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month.  Partners' contributions received in advance for subscriptions are recorded as prepaid subscriptions in the Statements of Financial Condition.  The General Partner charges a one percent initial administrative fee on all limited partner unit subscriptions.  The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion. Subscription proceeds to the Partnership are recorded net of these charges. For the years ended December 31, 2005, 2004 and 2003, the General Partner received initial administrative fees of $54,509, $70,865 and $52,421, respectively.

                L.             Redemptions

Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month on at least ten days written notice to the General Partner.

                M.           Estimates

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

THE WILLOWBRIDGE FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2005, 2004 and 2003
_______________

2.             SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                N.            Reclassifications.

                                Certain prior period amounts have been reclassified to conform to the current year presentation.

                O.            Recently Issued Accounting Pronouncements

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments" ("FAS 155").  This statement amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.  FAS 155 primarily relates to accounting for derivative financial instruments involved in hedging activities.  FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.  The implementation of FAS 155 is not expected to have a material impact on the Partnership's financial statements.

                P.             Indemnifications

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

THE WILLOWBRIDGE FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2005, 2004 and 2003
________________

3.            DERIVATIVE INSTRUMENTS

The Partnership trades futures contracts in currencies, interest rates and a wide range of commodities, energy and metals.

The Partnership's trading results by market sector were as follows:

	For the year ended December 31, 2005
		Change in	Total
	Realized	Unrealized	Trading
	Profits (Losses)	Profits (Losses)	Profits (Losses)

Currencies	$ (7,827,625)	$ (1,134,442)	$ (8,962,067)
Interest rates	(2,133,111)	8,493	(2,124,618)
Grains	(1,683,163)	(164,555)	(1,847,718)
Livestock	(631,500)	104,400	(527,100)
Tropical products	(1,728,293)	(480,067)	(2,208,360)
Energy	541,708	(795,836)	(254,128)
Metals	2,065,210	2,434,805	4,500,015

Total trading profits	$ (11,396,774)	$ (27,202)	$ (11,423,976)

	For the year ended December 31, 2005
		Change in	Total
	Realized	Unrealized	Trading
	Profits (Losses)	Profits (Losses)	Profits (Losses)

Currencies	$ (2,896,992)	$ (2,012,093)	$ (4,909,085)
Interest rates	155,695	313,163	468,858
Grains	1,887,524	(717,451)	1,170,073
Livestock	(191,170)	(219,790)	(410,960)
Tropical products	(1,604,125)	667,482	(936,643)
Energy	7,937,172	511,788	8,448,960
Metals	(214,722)	(466,525)	(681,247)

Total trading profits	$ 5,073,382	$ (1,923,426)	$ 3,149,956

THE WILLOWBRIDGE FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2005, 2004 and 2003
_____________

3.     DERIVATIVE INSTRUMENTS (CONTINUED)

	For the year ended December 31, 2005
		Change in	Total
	Realized	Unrealized	Trading
	Profits (Losses)	Profits (Losses)	Profits (Losses)

Currencies	$ 7,966,062)	$ 1,635,235	$ 9,601,297
Interest rates	(1,579,259)	(759,932)	(2,339,191)
Grains	2,305,946	(791,722)	3,097,668
Livestock	1,358,110	227,510	1,585,620
Tropical products	(1,124,736)	(137,020)	(1,261,756)
Energy	(984,595)	(1,126,682)	(2,111,382)
Metals	977,595	382,810	1,360,405

Total trading profits	$ 8,819,018	$ 1,013,643	$ 9,932,661

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

C.             Credit Risk

Futures are contracts for delayed delivery of financial interests in which the seller agrees to make delivery at a specified future date of a specified financial instrument at a specified price or yield. Risk arises from changes in the market value of the underlying instruments.  Credit risk due to counterparty nonperformance associated with these instruments is the net unrealized gain on open positions, if any, included in the Statements of Financial Condition.  The Partnerships counterparties are major brokerage firms and banks located in the United States, or their foreign affiliates.

THE WILLOWBRIDGE FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2005, 2004 and 2003
_____________

3.             DERIVATIVE INSTRUMENTS (CONTINUED)

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

4.             FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the year ended December 31, 2005.

	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance(for a Unit outstanding for the entire period)

Net Asset Value, Beginning of the period	$ 7,594.47	$ 930.79	$ 914.59	$ 1,077.83

Gain (loss) from operations
Net investment loss	(278.85)	(24.35)	(41.20)	(46.53)
Net trading losses	(1,691.16)	(209.97)	(216.38)	(241.24)

Net loss	(1,970.01)	(234.32)	(257.58)	(287.77)

Net Asset Value, End of the period	$ 5,624.46	$ 696.46	$ 657.01	$ 790.06

Total Return (1)	(25.94)%	(25.17)%	(28.16)%	(26.70)%

Supplemental Data

Ratio of expenses to average net assets	7.13%	6.42%	9.79%	8.36%

Ratio of net investment loss to average net assets	4.44%	3.43%	6.33%	5.46%

___________________
(1)      Total return is derived as opening net asset value less ending net asset value divided by opening net asset value, and excludes the effect of sales commissions and initial administrative charges on subscriptions.

*  *  *  *  *

INDEX TO EXHIBITS

Exhibit Number	Item Description

3.1	Certificate of Limited Partnership for The Willowbridge Fund L.P., dated January 16, 1986 (Filed as Exhibit 3.1 to the Registrant's Form 10 and incorporated by reference herein.)

3.2	Form of Amended and Restated Limited Partnership Agreement for the Partnership (Filed as Exhibit 3.2 to the Registrant's Form 10, and incorporated by reference herein.)

10.1	Trading Advisor Agreement between the General Partner and the Advisor, dated April 1, 1991 (Filed as Exhibit 10.1 to the Registrant's Form 10, and incorporated by reference herein.)

14.01	General Partner Code of Ethics (Filed as Exhibit 14.01 to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, and incorporated by reference herein.)

31.1	Rule 13a-14(a)/13d-14(a) Certifications

32.1	Section 1350 Certification