Form 10-Q
period 2006-03-31
WILLOWBRIDGE FUND LP
filed 2006-05-18
CIK 794775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ TO___

Commission File No. 000-23529

THE WILLOWBRIDGE FUND L.P.

Delaware	22-678474
(a Delaware Partnership)	(I.R.S. Employer
Identification No.)

4 Benedek Road,
Princeton, New Jersey 08540
(609) 921-0717

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   X            NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer _____         Accelerated Filer _____        Non-Accelerated Filer     X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES                  NO    X

THE WILLOWBRIDGE FUND L.P.
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements

THE WILLOWBRIDGE FUND L.P.
CONDENSED STATEMENTS OF FINANCIAL CONDITION
As of March 31, 2006 and December 31, 2005
(Unaudited)
_______________

	March 31, 2006	December 31, 2005
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
Due from broker	$ 9,315,403	$ 14,310,149
Net unrealized gain on open positions, net	4,738,482	2,084,166
	14,053,885	16,394,315

CASH AND CASH EQUIVALENTS	35,770,745	37,773,296
PREPAID MANAGEMENT FEES	393,030	-
DUE FROM GENERAL PARTNER	140,158	161,962
DUE FROM LIMITED PARTNER	-	2,000
INTEREST RECEIVABLE AND OTHER ASSETS	61,292	54,121
TOTAL ASSETS	$ 50,419,110	$ 54,385,694

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Prepaid subscriptions	$ 519,237	$ 653,514
Redemptions payable	1,565,137	899,527
Other accrued expenses	81,439	160,646
Accrued management fees	128,452	142,092
TOTAL LIABILITIES	2,294,265	1,855,779

PARTNERS' CAPITAL
Limited partners - Class A (5,064.1812 and 5,548.9041
fully redeemable units at March 31, 2006 and
December 31, 2005, respectively)	27,023,725	31,209,589
Limited partners - Class B (32,667.1073 and 31,125.8715
fully redeemable units at March 31, 2006 and
December 31, 2005, respectively)	20,369,891	20,559,440
General partner - Class A (137.0306 and 135.2815
fully redeemable units at March 31, 2006 and
December 31, 2005, respectively)	731,229	760,886

TOTAL PARTNERS' CAPITAL	48,124,845	52,529,915

TOTAL LIABILITIES AND PARTNERS' CAPITAL	$ 50,419,110	$ 54,385,694

NET ASSET VALUE PER UNIT -
Class A (based on Partners' Capital of $27,754,954 and
$31,970,475 and 5,201.2118 and 5,684.1856 units outstanding)	$ 5,336.25	$ 5,624.46
Class B Series 1 - (based on Partners' Capital of $1,492,594 and
$1,650,278 and 2,253.1052 and 2,369.5004 units outstanding)	$ 662.46	$ 696.47
Class B Series 2 - (based on Partners' Capital of $18,787,386 and
$18,814,154 and 30,293.7487 and 28,636.1177 units outstanding)	$ 620.17	$ 657.01
Class B Series 3 - (based on Partners' Capital of $89,911 and
$95,008 and 120.2534 and 120.2534 units outstanding)	$ 747.68	$ 790.06

See Notes to Condensed Financial Statements.

THE WILLOWBRIDGE FUND L.P.
CONDENSED STATEMENTS OF LOSS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
_______________

	Three Months Ended March 31,

	2005	2004
NET INVESTMENT LOSS
Income:
Interest income	$ 505,838	$ 229,083
Expenses:
Brokerage commissions	620,849	429,132
Management fees	259,558	215,414
Administrative expenses	128,731	95,108
Total expenses	1,009,138	739,654
Net investment loss	(503,300)	(510,571)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures:
Realized losses on closed positions, net	(4,914,952)	(3,888,690)
Change in unrealized profits on open
positions, net	2,654,316	2,257,922
Total trading losses	(2,260,636)	(1,630,768)
NET LOSS	$ (2,763,936)	$ (2,141,339)
NET LOSS PER UNIT
Class A	$ (288.21)	$ (374.60)
Class B - Series 1	$ (34.01)	$ (43.66)
Class B - Series 2	$ (36.84)	$ (49.54)
Class B - Series 3	$ (42.38)	$ (55.77)

See Notes to Condensed Financial Statements.

WILLOWBRIDGE FUND L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
_______________

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Class A
PARTNERS' CAPITAL, JANUARY 1, 2006	135.2815	$ 760,886	5,548.9041	$ 31,209,589	$ 31,970,475
Subscriptions	1.7491	9,753	153.1606	846,508	856,261
Redemptions	-	-	(637.8835)	(3,499,572)	(3,499,572)
Net loss	-	(39,410)	-	(1,532,800)	(1,572,210)
PARTNERS' CAPITAL, MARCH 31, 2006	137.0306	$ 731,229	5,064.1812	$ 27,023,725	$ 27,754,954

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B
PARTNERS' CAPITAL, JANUARY 1, 2006	2,369.5004	$1,650,278	28,636.1177	$18,814,154	120.2534	$ 95,008	$ 20,559,440
Subscriptions	246.3940	173,250	1,789.9179	1,165,000	-	-	1,338,250
Redemptions	(362.7892)	(252,265)	(132.2869)	(83,809)	-	-	(336,074)
Net loss	-	(78,670)	-	(1,107,958)	-	(5,097)	(1,191,725)
PARTNERS' CAPITAL, MARCH 31, 2006	2,253.1052	$1,492,593	30,293.7487	$18,787,387	120.2534	$ 89,911	$ 20,369,891

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Class A
PARTNERS' CAPITAL, JANUARY 1, 2005	133.1216	$ 1,010,988	5,618.8166	$ 42,671,937	$ 43,682,925
Subscriptions	2.0617	14,678	159.3630	1,025,756	1,040,434
Redemptions	-	-	(53.4631)	(271,656)	(271,656)
Net loss	-	(49,660)	-	(2,094,312)	(2,143,972)
PARTNERS' CAPITAL, MARCH 31, 2005	135.1833	$ 976,006	5,724.7165	$ 41,331,725	$ 42,307,731

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B
PARTNERS' CAPITAL, JANUARY 1, 2005	119.9385	$ 111,637	53.8694	$ 49,268	49.5000	$ 53,353	$ 214,258
Subscriptions	1,443.0736	1,266,895	-	-	-	-	1,266,895
Redemptions	-	-	-	-	-	-	-
Net loss (loss)	-	8,062	-	(2,668)	-	(2,761)	2,633
PARTNERS' CAPITAL, MARCH 31, 2005	1,563.0121	$1,386,594	53.8694	$ 46,600	49.5000	$ 50,592	$ 1,483,786

See Notes to Condensed Financial Statements.

THE WILLOWBRIDGE FUND L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
_______________

1.              BASIS OF PRESENTATION

The interim condensed financial statements of The Willowbridge Fund L.P. (the "Partnership") included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.  The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report.  In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners' capital for the interim periods presented and are not necessarily indicative of a full year's results.

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

In accordance with the amendment to Section 5 of the Agreement, effective January 16, 2003, the Partnership offers separate classes of limited partnership interests, whereby interests which were issued prior to January 16, 2003 issued by the Partnership are designated as Class A interests.  The Partnership also offers Class B limited partnership interests through a private offering pursuant to Regulation D as adopted under section 4(2) of the  Securities Act of 1933, as amended.  The Partnership will offer the Class B interests up to an aggregate of $100,000,000.  The Partnership began issuing Class B interests in 2004.  Commissions and redemption charges for the Class B interests will differ from those of the Class A interests, but in all other respects the Class A interests and the Class B interests will be identical.  The Class A interests and Class B interests will also be traded pursuant to the same trading program.

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

B.             Due from Broker

Due from broker represents cash required to meet margin requirements.  Excess funds not required for margin are typically invested in 30 day commercial paper and U.S. Treasury bills which are carried at cost plus accrued interest, which approximates market value.  The Partnership is subject to credit risk to the extent any broker with whom  the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership's behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

THE WILLOWBRIDGE FUND L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
_______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.             Revenue Recognition

Investments in commodity futures contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period.  The difference between the original cost basis of the contract and fair value is recorded as an unrealized gain or loss on open positions on the Condensed Statements of Financial Condition.  Realized gains and losses on closed contracts are recorded on a first-in-first-out basis.  Interest income is recognized on an accrual basis. All commodity futures contracts and financial instruments are recorded at fair value based on quoted market prices.

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

Commissions charged to each class or series of class were as follows:

	Three Months Ended March 31,
	2006	2005
Class A	$ 313,309	$ 421,144
Class B - Series 1	12,207	6,655
Class B - Series 2	294,148	700
Class B - Series 3	1,185	633

Total	$ 620,849	$ 429,132

For the three and nine months ended March 31, 2006 and 2005, the General Partner received net brokerage commission of $364,660 and $306,110, respectively, from the Partnership.  Net brokerage commission represents commissions charged to Class A and Class B partners less actual brokerage commissions paid to clearing brokers and amounts paid to selling agents for servicing Class B limited partners.  As of March 31, 2006 and December 31, 2005, $140,158 and $161,962, respectively, is due from the General Partner for reimbursement of actual trading commissions incurred by the Partnership.

E.             Statement of Cash Flows

The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standard No. 102, "Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

THE WILLOWBRIDGE FUND L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
_______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F.             Allocation of Net Income (Loss)

Net realized and unrealized trading profits and losses, interest income and other operating income and expenses, except class or series specific commission charges, are allocated to the partners monthly in proportion to their capital account balance, as defined in the Agreement.  Class and/or series specific commission charges are allocated monthly to the partners of the respective class and/or series in proportion to their respective capital account balances within the class and/or series.

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

H.             Management Fees

The General Partner is paid an annual management fee equal to one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year.  Such annual fee is paid in advance at the beginning of the respective year and is amortized by the Partnership on a straight-line basis over twelve months.  The total management fee paid to the General Partner in 2006 and 2005 was $524,421 and $438,972, respectively.  For the three-month periods ended March 31, 2006 and 2005, the Partnership recorded management fee expense earned by the General Partner of $131,105 and $109,743, respectively.  As of March 31, 2006 and December 31, 2005, the unamortized prepaid management fees were $393,030 and $0, respectively.

In addition to management fees paid to the General Partner, the Partnership pays Willowbridge a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership.  These fees were to $128,452 and $105,677 for the three months ended March 31, 2006 and 2005, respectively.  As of March 31, 2006 and December 31, 2005, $128,452 and $142,092, respectively, were due to Willowbridge.

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

K.              Subscriptions

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month.  Partners' contributions received in advance for subscriptions are recorded as prepaid subscriptions in the Condensed Statements of Financial Condition. The General Partner charges a one percent initial administrative fee on all limited partner unit subscriptions.  The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion. Subscription proceeds to the Partnership are recorded net of these charges.  For the three months ended March 31, 2006 and 2005, the General Partner received initial administrative fees of $8,336 and $11,694, respectively.

THE WILLOWBRIDGE FUND L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
_______________

3.             SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

L.             Redemptions

Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month on at least ten days written notice to the General Partner.

M.            Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income (loss) and expenses during the reporting period. Estimates include accrual of administrative expenses.  Actual results could differ from these estimates.

N.             Recently Issued Accounting Pronouncements

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

THE WILLOWBRIDGE FUND L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
_______________

4.              FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the periods presented.

	Three Months Ended March 31, 2006

	Class A	Class B Series 1	Class B Series 2	Class B Series 3

Per Unit Operating Performance (for a Unit outstanding for the entire period):

Net Asset Value, Beginning of the period	$ 5,624.46	$ 696.47	$ 657.01	$ 790.06

Loss from operations
Net investment loss	(43.73)	(3.69)	(8.35)	(8.10)
Net trading losses	(244.48)	(30.32)	(28.49)	(34.28)
Net loss	(288.21)	(34.01)	(36.84)	(42.38)

Net Asset Value, End of the period	$ 5,336.25	$ 662.46	$ 620.17	$ 747.68
Total Return(1)	(5.12)%	(4.88)%	(5.61)%	(5.37)%

Supplemental Data
Ratio of expenses to average net assets (2)	(7.25)%	(6.29)%	(9.23)%	(8.10)%
Ratio of net investment loss
to average net assets (2)`	(3.24)%	(2.24)%	(5.26)%	(4.18)%
___________________
(1)

Total return is derived as opening asset value less ending net asset value divided by opening net asset value, and excludes the effect of sales commissions and initial administrative fees on subscriptions.

(2)	Annualized.

10

THE WILLOWBRIDGE FUND L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
_______________

4.             FINANCIAL HIGHLIGHTS (CONTINUED)

	Year Ended December 31, 2005
	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance (for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$ 7,594.47	$ 930.79	$ 914.59	$ 1,077.83
Gain (loss) from operations
Net investment loss	(278.85)	(24.35)	(41.20)	(46.53)
Net trading losses	(1,691.16)	(209.97)	(216.38)	(241.24)
Net loss	(1,970.01)	(234.32)	(257.58)	(287.77)
Net Asset Value, End of the period	$ 5,624.46	$ 696.47	$ 657.01	$ 790.06

Total Return (1)	(25.94)%	(25.17)%	(28.16)%	(26.70)%
Supplemental Data
Ratio of expenses to average net assets	7.13%	6.42%	9.79%	8.36%
Ratio of net investment loss to average net assets	4.44%	3.43%	6.33%	5.46%
________________
(1)

Total return is derived as opening net asset value less ending net asset value divided by opening net asset value, and excludes the effect of sales commissions and initial administrative charges on subscriptions.

11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

            The Willowbridge Fund L.P. (the "Partnership") is engaged in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts and forward contracts ("Commodity Interests"). The objective of the Partnership is the appreciation of its assets through speculative trading. Ruvane Fund Management Corporation (formerly named Ruvane Investment Corporation) is the General Partner of the Partnership (the "General Partner") and Willowbridge Associates, Inc. is the Partnership's trading advisor (the "Advisor").

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

            Investments in commodity futures, options and forward contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period. The difference between the original cost basis of the contract and fair value is recorded in income as a net unrealized gain on open positions  on the Condensed Statements of Financial Condition. Realized gains and losses on closed contracts are recorded on a first-in-first-out basis. Interest income is recognized on an accrual basis. All Commodity Interests and financial instruments are recorded at fair value in the financial statements. Fair value is based on quoted market prices or estimates of fair value.

            The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Condensed Statements of Loss. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

Results of Operations

Comparison of Three Months Ended March 31, 2006 and 2005

            For the quarter ended March 31, 2006, the partnership had total losses comprised of net trading losses representing $(4,914,952) in realized losses on closed positions, and $2,654,316 in change in net unrealized gains on open positions, and $505,838 in interest income. For the same quarter in 2005 the Partnership had total losses comprised of net trading loss representing $(3,888,690) in realized losses on closed positions and, $2,257,922 in change in net unrealized gains on open positions, and $229,083 in interest income.

            In January 2006, trading was slightly profitable. The Partnership earned profits trading in silver, natural gas, Japanese Yen and copper; the Partnership generated losses in the Euro currency and US fixed income. The Partnership recorded a profit of $435,883. In February 2006, trading was unprofitable as the Partnership had losses in heating oil and the Euro currency; the Partnership earned profits in natural gas. The Partnership recorded a loss of $2,185,076. In March 2006, trading was not profitable. The Partnership had losses in unleaded gasoline and the Japanese Yen; the Partnership had gains in silver and global fixed income markets. The Partnership recorded a loss of $1,014,742.

            In January 2005, trading was unprofitable in foreign currencies. The Partnership recorded a loss of $2,288,787. In February 2005, trading was unprofitable in energy and long term interest rates. The Partnership recorded a loss of $2,918,378. In March 2006, trading was most profitable in energy. The Partnership recorded a gain of $5,079,665.

            For the quarter ended March 31, 2006, the Partnership had expenses comprised of $620,849 in brokerage commissions (including clearing and exchange fees), $259,558 in management fees, and $128,731 in administrative expenses. For the same quarter in 2005, the Partnership had expenses comprised of $429,132 in brokerage commissions (including clearing and exchange fees), $215,414 in management fees, and $95,108 in administrative expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Management fees increased as a result of increase in average net assets under management during the quarter ended March 2006 as compared to quarter ended March 2005. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership's reporting requirements under Securities Exchange Act of 1934, as amended.

            As a result of the above, the Partnership recorded a net loss of $2,763,936 for the quarter compared to a net loss of $2,141,339 for the same quarter in 2005.

            At March 31, 2006, the net asset value of the Partnership was $48,124,845, compared to its net asset value of $52,529,915 at December 31, 2005.

            During the quarter, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

            The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership's primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on a timely basis of market-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized. The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and tie liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of March 31, 2006, by market sector:

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

Commodity

            The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to the energy markets (natural gas, crude oil, heating oil and unleaded gasoline) as of March 31, 2006, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

            The Partnership measures its market risk, related to its holdings of Commodity Interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used March 31, 2006 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

•	The prices of the Partnership's positions resulting from a 10% change in interest rates.

•	The U.S. dollar equivalent balances of the Partnership's currency exposures due to a 10% shift in currency exchange rates.

•	The market value of the Partnership's Commodity Interests due to a 10% change in the price of the Commodity Instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of March 31, 2006.

                 The potential loss in earnings for each market risk exposure as of March 31, 2006 was approximately:

Trading portfolio:

Commodity price risk	$ 796,058
Interest rate risk	$ 894,697
Currency exchange rate risk	$ 220,551

Item 4.  Controls and Procedures

The President of the General Partner evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, which are designed to insure that the Partnership's records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of March 31, 2006 the Partnership's disclosure controls are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls during the first quarter of 2006.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The General Partner is not aware of any pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of March 31, 2006, 37,868.32 Partnership Units were held by 814 Limited Partners and the General Partner. All of the Limited Partnership Units are "restricted securities" within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2006 through March 31, 2006, a total of 1,058.262 Partnership Units were subscribed for the aggregate net subscription amount of ($1,641,135) of the net subscriptions and redemptions of these Partnership Units are as follows:

Date of Subscription	Net Amount of Subscriptions

January 2006	($791,658)
February 2006	($109,415)
March 2006	($740,062)

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

THE WILLOWBRIDGE FUND L.P.

Date: May 18, 2006	By:	Ruvane Fund Management Corporation
	Its	General Partner

By: /s/ Robert L. Lerner
Robert L. Lerner
President