Form 10-Q
period 2006-06-30
WILLOWBRIDGE FUND LP
filed 2006-08-14
CIK 794775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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
     As of June 30, 2006 and December 31, 2005
     (Unaudited)
     _______________

	March 31, 2006	December 31, 2005
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
Due from broker	$ 19,849,486	$ 14,310,149
Net unrealized gain on open positions	2,161,117	2,084,166
	22,010,603	16,394,315

CASH AND CASH EQUIVALENTS	35,961,796	37,773,296
PREPAID MANAGEMENT FEES	262,211	-
DUE FROM GENERAL PARTNER	163,469	161,962
DUE FROM LIMITED PARTNER	-	2,000
INTEREST RECEIVABLE	72,540	54,121
TOTAL ASSETS	$ 58,470,619	$ 54,385,694
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Prepaid subscriptions	$ 363,784	$ 653,514
Redemptions payable	120,835	899,527
Other accrued expenses	70,509	160,646
Accrued management fees	149,054	142,092
TOTAL LIABILITIES	704,182	1,855,779

PARTNERS' CAPITAL:
Limited partners - Class A (5,022.2294 and 5,548.9041
fully redeemable units at June 30, 2006 and
December 31, 2005, respectively)	31,048,245	31,209,589
Limited partners - Class B (35,956.5584 and 31,125.8715
fully redeemable units at June 30, 2006 and
December 31, 2005, respectively)	25,860,028	20,559,440
General partner - Class A (138.8128 and 135.2815
fully redeemable units at June 30, 2006 and
December 31, 2005, respectively)	858,164	760,886
TOTAL PARTNERS' CAPITAL	57,766,437	52,529,915
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$ 58,470,619	$ 54,385,694

NET ASSET VALUE PER UNIT -
Class A (based on Partners’ Capital of $31,906,409 and $31,970,475 and 5,161.0422 and 5,684.1856 units outstanding)	$ 56,182.16	$ 5,624.46

Class B Series 1 – (based on Partners’ Capital of $1,863,506 and $1,650,278 and 2,422.2890 and 2,369.5004 units outstanding)	$ 769.32	$ 696.47

Class B Series 2 – (based on Partners’ Capital of $23,892,608 and $18,814,154 and 33,414.0160 and 28,636.1177 units outstanding)	$ 715.05	$ 657.01

Class B Series 3 – (based on Partners’ Capital of $103,914 and $95,008 and 120.2534 and 120.2534 units outstanding)	$ 864.13	$ 790.06

     See Notes to Condensed Financial Statements.

          THE WILLOWBRIDGE FUND L.P.

          CONDENSED STATEMENTS OF INCOME (LOSS)

          For the Three Months and Six Months Ended June 30, 2006 and 2005

          (Unaudited)

          _______________

	Six Months Ended June 30,		Three Months Ended June 30,

	2006	2005	2006	2005
NET INVESTMENT LOSS
Income:
Interest income	$ 1,145,742	$ 476,081	$ 639,904	$ 246,998
Expenses:
Brokerage commissions	1,307,624	842,799	686,775	413,667
Management fees	539,717	424,569	280,160	209,155
Administrative expenses	279,039	208,815	150,307	113,707
Total expenses	2,126,380	1,476,183	1,117,242	736,529
Net investment loss	(980,638)	(1,000,102)	(477,338)	(489,531)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures:
Realized gains (losses) on closed positions, net	5,657,362	(7,100,991)	10,572,313	(3,212,301)
Change in unrealized gains/losses on open positions, net	76,951	1,190,368	(2,577,365)	(1,067,554)
Total trading profits (losses)	5,734,313	(5,910,623)	7,994,948	(4,279,855)
NET INCOME (LOSS)	$ 4,753,675	$ (6,910,725)	$ 7,517,610	$ (4,769,386)
NET INCOME (LOSS) PER UNIT
Class A	$ 557.70	$ (1,013.97)	$ 845.91	$ (814.76)
Class B – Series 1	$ 72.85	$ (141.70)	$ 106.86	$ (98.05)
Class B – Series 2	$ 58.04	$ (158.68)	$ 94.88	$ (109.14)
Class B – Series 3	$ 74.07	$ (173.48)	$ 116.45	$ (117.71)

          See Notes to Condensed Financial Statements.

          WILLOWBRIDGE FUND L.P.
          CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          For the Six  Months Ended June  30, 2006 and 2005
          (Unaudited)
          _______________

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Class A

PARTNERS' CAPITAL, JANUARY 1, 2006	135.2815	$ 760,886	5,548.9041	$ 31,209,589	$ 31,970,475

Subscriptions	3.5313	21,017	287.4018	1,735,289	1,756,306

Redemptions	-	-	(814.0765)	(4,681,877)	(4,681,877)

Net income	-	76,261	-	2,785,244	2,861,505
PARTNERS' CAPITAL, JUNE 30, 2006	138.8128	$ 858,164	5,022.2294	$ 31,048,245	$ 31,906,409

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B

PARTNERS' CAPITAL, JANUARY 1, 2006	2,369.5004	$ 1,650,278	28,636.1177	$ 18,814,154	120.2534	$ 95,008	$ 20,559,440

Subscriptions	457.3005	336,204	4,956.4868	3,477,500	-	-	3,813,704

Redemptions	(404.4119)	(286,362)	(178.5885)	(118,924)	-	-	(405,286)

Net income	-	163,386	-	1,719,878	-	8,906	1,892,170
PARTNERS' CAPITAL, JUNE 30, 2006	2,422.2890	$ 1,863,506	33,414.0160	$ 23,892,608	120.2534	$ 103,914	$ 25,860,028

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Class A
PARTNERS' CAPITAL, JANUARY 1, 2005	133.1216	$ 1,010,988	5,618.8166	$ 42,671,937	$ 43,682,925

Subscriptions	7.8075	49,791	739.4130	4,583,015	4,632,806

Redemptions	(7.8063)	(50,000)	(97.9468)	(561,882)	(611,882)

Net loss	-	(158,113)	-	(6,595,248)	(6,753,360)
PARTNERS' CAPITAL, JUNE 30, 2005	133.1228	$ 852,667	6,260.2828	$ 40,097,822	$ 40,950,489

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B

PARTNERS' CAPITAL, JANUARY 1, 2006	119.9385	$ 111,637	53.8694	$ 49,268	49.5000	$ 53,353	$ 214,258

Subscriptions	1,608.9988	1,392,500	-	-	70.7534	64,350	1,456,850

Redemptions	-	-	(53.8694)	(40,720)	-	-	(40,720)

Net income	-	(139,865)	-	(8,548)	-	(8,952)	(157,365)
PARTNERS' CAPITAL, JUNE 30, 2006	1,728.9373	$ 1,364,272	-	$ -	120.2534	$ 108,751	$ 1,473,023

          See Notes to Condensed Financial Statements.

THE WILLOWBRIDGE FUND L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Six  Months Ended June 30, 2006 and 2005
(Unaudited)
_______________

1.              BASIS OF PRESENTATION

The interim condensed financial statements of The Willowbridge Fund L.P. (the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete annual financial statements. These condensed financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners’ capital for the interim periods presented and are not necessarily indicative of a full year’s results.

2.              PARTNERSHIP ORGANIZATION

The Willowbridge Fund L.P. (the “Partnership”), a Delaware limited partnership, was organized on January 24, 1986. The Partnership may engage in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts and forward contracts. Ruvane Fund Management Corporation (formerly named Ruvane Investment Corporation) is the general partner of the Partnership (the “General Partner”) and is registered as a Commodity Pool Operator and an Introducing Broker with the Commodity Futures Trading Commission. The General Partner is required by the Limited Partnership Agreement, as amended and restated (the “Agreement”), to contribute an amount equal to one percent of the aggregate capital raised by the Partnership.

In accordance with the amendment to Section 5 of the Agreement, effective January 16, 2003, the Partnership offers separate classes of limited partnership interests, whereby interests which were issued by the Partnership prior to January 16, 2003 are designated as Class A interests. The Partnership also offers Class B limited partnership interests through a private offering pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended. The Partnership will offer the Class B interests up to an aggregate of $100,000,000. The Partnership began issuing Class B interests in 2004. Commissions and redemption charges for the Class B interests differ from those of the Class A interests, but in all other respects the Class A interests and the Class B interests are identical. The Class A interests and Class B interests are traded pursuant to the same trading program.

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
For the Six  Months Ended June 30, 2006 and 2005
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

D.             Commissions

The Class A partners pay to the General Partner a flat rate commission of 4.0 percent annually of the net asset value of the Class A partners’ capital as of the beginning of each month. Class B limited partners pay to the General Partner a flat rate commission of up to 6.0 percent annually of the net asset value of the Class B partners’ capital. From these amounts, the General Partner will pay or reimburse the Partnership for actual trading commissions incurred by the Partnership and will pay up to 3.0 percent from this amount to properly registered selling agents as their ongoing compensation for servicing Class B limited partners.

Commissions charged to each class or series of class were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Class A	$ 325,008	$ 402,266	$ 638,317	$ 823,410
Class B – Series 1	13,756	9,905	25,963	16,560
Class B – Series 2	346,705	425	640,852	1,125
Class B – Series 3	1,306	1,071	2,492	1,704
Total	$ 686,775	$ 413,667	$ 1,307,624	$ 842,799

For the three and six months ended June 30, 2006 and 2005, the General Partner received net brokerage commissions of $465,005 and $829,664 and $212,337 and $518,447, respectively, from the Partnership. Net brokerage commission represents commissions charged to Class A and Class B partners less actual brokerage commissions paid to clearing brokers and amounts paid to selling agents for servicing Class B limited partners. As of June 30, 2006 and December 31, 2005, $163,469 and $161,962, respectively, is due from the General Partner for reimbursement of actual trading commissions incurred by the Partnership.

E.             Statement of Cash Flows

The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standard No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

THE WILLOWBRIDGE FUND L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Six  Months Ended June 30, 2006 and 2005
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

H.             Management Fees

The General Partner is paid an annual management fee equal to one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year. Such annual fee is paid in advance at the beginning of the respective year and is amortized by the Partnership on a straight-line basis over twelve months. The total management fee paid to the General Partner in 2006 and 2005 was $524,421 and $438,972, respectively. For the three and six month periods ended June 30, 2006 and 2005, the Partnership recorded management fee expense earned by the General Partner of $131,105 and $262,210 and $109,746 and $219,486, respectively. As of June 30, 2006 and December 31, 2005, the unamortized prepaid management fees were $262,211 and $0, respectively.

In addition to management fees paid to the General Partner, the Partnership pays Willowbridge a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership. These fees were $149,055 and $277,507 and $99,409 and $205,083 for the three and six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006 and December 31, 2005, $149,054 and $142,092, respectively, were due to Willowbridge.

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

K.              Subscriptions

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month. Partners’ contributions received in advance for subscriptions are recorded as prepaid subscriptions in the Condensed Statements of Financial Condition. The General Partner charges a one percent initial administrative fee on all limited partner unit subscriptions. The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion. Subscription proceeds to the Partnership are recorded net of these charges. For the three and six months ended June 30, 2006 and 2005, the General Partner received initial administrative fees of $10,011 and $18,347 and $32,958 and $44,652, respectively.

THE WILLOWBRIDGE FUND L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Six  Months Ended June 30, 2006 and 2005
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

N.             Recently Issued Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”). This statement amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. FAS 155 primarily relates to accounting for derivative financial instruments involved in hedging activities. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The implementation of FAS 155 is not expected to have a material impact on the Partnership’s financial statements.

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

THE WILLOWBRIDGE FUND L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended June 30, 2006 and 2005
(Unaudited)
_______________

4.              FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the periods presented.

	Six Months Ended June 30, 2006

	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$ 5,624.46	$ 696.47	$ 657.01	$ 790.06
Income (Loss) from operations
Net investment loss	(83.46)	(6.70)	(16.53)	(15.80)
Net trading profits	641.16	79.55	74.57	89.87
Net income	557.70	72.85	58.04	74.07
Net Asset Value, End of the period	$ 6,182.16	$ 769.32	$ 715.05	$ 864.13
Total Return (1)	9.92%	10.46%	8.83%	9.38%
Supplemental Data
Ratio of expenses to average net assets (2)	7.08%	6.12%	9.08%	7.98%
Ratio of net investment loss
To average net assets (2)	2.87%	1.87%	4.86%	3.81%
__________________

(1)     Total return is derived as opening asset value less ending net asset value divided by opening net asset value, and excludes the effect of sales commissions and initial administrative fees on subscriptions.

(2)     Annualized.

	Year Ended December 31, 2005
	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$ 7,594.47	$ 930.79	$ 914.59	$ 1,077.83
Income (Loss) from operations
Net investment loss	(278.85)	(24.35)	(41.20)	(46.53)
Net trading losses	(1,691.16)	(209.97)	(216.38)	(241.24)
Net loss	1,970.01)	(234.32)	(257.58)	(287.77)
Net Asset Value, End of the period	$ 5,624.46	$ 696.47	$ 657.01	$ 790.06

Total Return (1)	(25.94)%	(25.17)%	(28.16)%	(26.70)%
Supplemental Data
Ratio of expenses to average net assets	7.13%	6.42%	9.79%	8.36%
Ratio of net investment loss
To average net assets	4.44%	3.43%	6.33%	5.46%
__________________

(1)     Total return is derived as opening asset value less ending net asset value divided by opening net asset value, and excludes the effect of sales commissions and initial administrative fees on subscriptions.

THE WILLOWBRIDGE FUND L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended June 30, 2006 and 2005
(Unaudited)
_______________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

           The Willowbridge Fund L.P. (the "Partnership") engages in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts and forward contracts ("Commodity Interests"). The objective of the Partnership is the appreciation of its assets through speculative trading. Ruvane Fund Management Corporation (formerly named Ruvane Investment Corporation) is the General Partner of the Partnership (the "General Partner") and Willowbridge Associates, Inc. is the Partnership's trading advisor (the "Advisor").

The success of the Partnership is dependent upon the ability of the Advisor to generate trading profits through the speculative trading of Commodity Interests sufficient to produce capital appreciation after payment of all fees and expenses. Future results will depend in large part upon the Commodity Interests markets in general, the performance of its advisor, the amount of additions and redemptions and changes in interest rates. Due to the highly leveraged nature of the Partnership's trading activity, small price movements in Commodity Interests may result in substantial gains or losses to the Partnership. Because of the nature of these factors and their interaction, past performance is not indicative of future results. As a result, any recent increases in net realized or unrealized gains may have no bearing on any results that may be obtained in the future.

The Partnership incurs substantial charges from the payment of brokerage commissions to the General Partner, payment of management and incentive fees to the Advisor, payment of management fees to the General Partner and administrative expenses. The Partnership is required to make trading profits to avoid depleting and exhausting its assets from the payment of such fees and expenses.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2006 and 2005

For the quarter ended June 30, 2006, the Partnership had total income comprised of net trading profits representing $10,572,313 in realized gains (losses) on closed positions, and $(2,577,365) in change in net unrealized gains/(losses) on open positions, and $639,904 in interest income. For the same quarter in 2005 the Partnership had total income comprised of net trading profits representing $(3,212,301) in realized gains (losses) on closed positions and, $(1,067,554) in change in net unrealized gains (losses) on open positions, and $246,998 in interest income.

In April 2006, trading was profitable in gold and silver, the Euro currency, and the energy sector. There were losses in the Japanese Yen and wheat. The Partnership recorded a trading gain of $11,455,018. In May 2006, trading was unprofitable in silver, Japanese Yen and the energy sector. There were gains in gold and British Pound. The Partnership recorded trading losses of $493,628. In June 2006, trading was unprofitable in the Canadian Dollar and the energy sector. The Partnership's positions in UK fixed income markets were profitable.  The Partnership recorded trading losses of $3,443,780.

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

For the quarter ended June 30, 2006, the Partnership had expenses comprised of $686,775 in brokerage commissions (including clearing and exchange fees), $280,160 in management fees, $150,307 in administrative expenses, and $0 in incentive fees. For the same quarter in 2005, the Partnership had expenses comprised of $413,667 in brokerage commissions (including clearing and exchange fees), $209,155 in management fees, $113,707 in administrative expenses and $0 in incentive fees. Incentive fees are a fraction of quarterly trading profits. Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership's reporting requirements under Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net gain of $7,517,610 for the three months ended June 30, 2006, compared to a net loss of $4,769,386 for the same period in 2005.

At June 30, 2006, the net asset value of the Partnership was $57,766,437, compared to its net asset value of $52,529,915 at December 31, 2005.

During the quarter, the Partnership had no credit exposure to counterparty that is foreign commodities exchange or to any counterparty dealing in over the counter contracts which is material.

Comparison of Six Months Ended June 30, 2006 and 2005

For the six months ended June 30, 2006, the Partnership had total income comprised of net trading profits representing $5,657,362 in realized gains (losses) on closed positions, and $76,951 in change in net unrealized gains on open positions, and $1,145,742 in interest income. For the same period in 2005 the Partnership had total income comprised of net trading profits representing $(7,100,991) in realized gains on closed positions, $1,190,368 in change in net unrealized gains (losses) on open positions, and $476,081 in interest income.

In January 2006, trading was slightly profitable. The Partnership earned profits trading in silver, natural gas, Japanese Yen and copper; the Partnership generated losses in the Euro currency and US fixed income. The Partnership recorded a profit of $435,883. In February 2006, trading was unprofitable as the Partnership had losses in heating oil and the Euro currency; the Partnership earned profits in natural gas. The Partnership recorded a loss of $2,185,076. In March 2006, trading was not profitable. The Partnership had losses in unleaded gasoline and the Japanese Yen; the Partnership had gains in silver and global fixed income markets. The Partnership recorded a loss of $1,014,742. In April 2006, trading was profitable in gold and silver, the Euro currency, and the energy sector. There were losses in the Japanese Yen and wheat. The Partnership recorded a trading gain of $11,455,038. In May 2006, trading was unprofitable in silver, Japanese Yen and the energy sector. There were gains in gold and British Pound. The Partnership recorded trading losses of $493,628. In June 2006, trading was unprofitable in the Canadian Dollar and the energy sector. The Partnership's positions in UK fixed income were profitable.  The Partnership recorded trading losses of $3,443,780.

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

For the six months ended June 30, 2006, the Partnership had expenses comprised of $1,307,624 in brokerage commissions (including clearing and exchange fees), $539,717 in management fees, $279,039 in administrative expenses, and $0 in incentive fees.  For the same period in 2005, the Partnership had expenses comprised of $842,799 in brokerage commissions (including clearing and exchange fees), $424,569 in management fees, $208,815 in administrative expenses, and $0 in incentive fees. Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership's reporting requirements under Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net gain of $4,753,675 for the six months ended June 30, 2006, as compared to a net loss of $6,910,725 for the same period in 2005.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership's primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on a timely basis of market-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized. The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and tie liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of June 30, 2006, by market sector:

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

Commodity

            The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to the energy markets (natural gas, crude oil, heating oil and unleaded gasoline) as of June 30, 2006, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

            The Partnership measures its market risk, related to its holdings of Commodity Interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used June 30, 2006 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

•	The prices of the Partnership's positions resulting from a 10% change in interest rates.

•	The U.S. dollar equivalent balances of the Partnership's currency exposures due to a 10% shift in currency exchange rates.

•	The market value of the Partnership's Commodity Interests due to a 10% change in the price of the Commodity Instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of June 30, 2006.

                 The potential loss in earnings for each market risk exposure as of  June 30, 2006 was approximately:

Trading portfolio:

Commodity price risk	$ 766,308
Interest rate risk	$ 657,726
Currency exchange rate risk	$ 623,303

Item 4.  Controls and Procedures

The President of the General Partner evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, which are designed to insure that the Partnership's records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of June 30, 2006 the Partnership's disclosure controls are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls during the second quarter of 2006.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The General Partner is not aware of any pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of June 30, 2006, 41,117.6006 Partnership Units were held by 735 Limited Partners and the General Partner. All of the Limited Partnership Units are "restricted securities" within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2006 through June 30, 2006, a total of 4,307.5435 Partnership Units were subscribed for the aggregate net subscription amount of $482,847 of the net subscriptions and redemptions of these Partnership Units are as follows:

Date of Subscription	Net Amount of Subscriptions

January 2006	($791,658)
February 2006	($109,415)
March 2006	($740,062)
April 2006	206,606
May 2006	652,894
June 2006	1,264,482

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

THE WILLOWBRIDGE FUND L.P.

Date: August 14, 2006	By:	Ruvane Fund Management Corporation
	Its	General Partner

By: /s/ Robert L. Lerner
Robert L. Lerner
President