Form 10-Q/A
period 2006-06-30
WILLOWBRIDGE FUND LP
filed 2006-09-13
CIK 794775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A

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
     As of June 30, 2006 and December 31, 2005
     (Unaudited)
     _______________

	June 30, 2006	December 31, 2005
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
Due from broker	$ 19,849,486	$ 14,310,149
Net unrealized gain on open positions	2,161,117	2,084,166
	22,010,603	16,394,315

CASH AND CASH EQUIVALENTS	35,961,796	37,773,296
PREPAID MANAGEMENT FEES	262,211	-
DUE FROM GENERAL PARTNER	163,469	161,962
DUE FROM LIMITED PARTNER	-	2,000
INTEREST RECEIVABLE	72,540	54,121
TOTAL ASSETS	$ 58,470,619	$ 54,385,694
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Prepaid subscriptions	$ 363,784	$ 653,514
Redemptions payable	120,835	899,527
Other accrued expenses	70,509	160,646
Accrued management fees	149,054	142,092
TOTAL LIABILITIES	704,182	1,855,779

PARTNERS' CAPITAL:
Limited partners - Class A (5,022.2294 and 5,548.9041
fully redeemable units at June 30, 2006 and
December 31, 2005, respectively)	31,048,245	31,209,589
Limited partners - Class B (35,956.5584 and 31,125.8715
fully redeemable units at June 30, 2006 and
December 31, 2005, respectively)	25,860,028	20,559,440
General partner - Class A (138.8128 and 135.2815
fully redeemable units at June 30, 2006 and
December 31, 2005, respectively)	858,164	760,886
TOTAL PARTNERS' CAPITAL	57,766,437	52,529,915
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$ 58,470,619	$ 54,385,694

NET ASSET VALUE PER UNIT -
Class A (based on Partners’ Capital of $31,906,409 and $31,970,475 and 5,161.0422 and 5,684.1856 units outstanding)	$ 6,182.16	$ 5,624.46

Class B Series 1 – (based on Partners’ Capital of $1,863,506 and $1,650,278 and 2,422.2890 and 2,369.5004 units outstanding)	$ 769.32	$ 696.47

Class B Series 2 – (based on Partners’ Capital of $23,892,608 and $18,814,154 and 33,414.0160 and 28,636.1177 units outstanding)	$ 715.05	$ 657.01

Class B Series 3 – (based on Partners’ Capital of $103,914 and $95,008 and 120.2534 and 120.2534 units outstanding)	$ 864.13	$ 790.06

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

          See Notes to Condensed Financial Statements.

          WILLOWBRIDGE FUND L.P.
          CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          For the Six  Months Ended June  30, 2006 and 2005
          (Unaudited)
          _______________

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Class A
PARTNERS' CAPITAL, JANUARY 1, 2006	135.2815	$ 760,886	5,548.9041	$ 31,209,589	$ 31,970,475

Subscriptions	3.5313	21,017	287.4018	1,735,289	1,756,306

Redemptions	-	-	(814.0765)	(4,681,877)	(4,681,877)

Net loss	-	76,261	-	2,785,244	2,861,505
PARTNERS' CAPITAL, JUNE 30, 2006	138.8128	$ 858,164	5,022.2294	$ 31,048,245	$ 31,906,409

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B

PARTNERS' CAPITAL, JANUARY 1, 2006	2,369.5004	$ 1,650,278	28,636.1177	$ 18,814,154	120.2534	$ 95,008	$ 20,559,440

Subscriptions	457.3005	336,204	4,956.4868	3,477,500	-	-	3,813,704

Redemptions	(404.4119)	(286,362)	(178.5885)	(118,924)	-	-	(405,286)

Net income	-	163,386	-	1,719,878	-	8,906	1,892,170
PARTNERS' CAPITAL, JUNE 30, 2006	2,422.2890	$ 1,863,506	33,414.0160	$ 23,892,608	120.2534	$ 103,914	$ 25,860,028

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Class A
PARTNERS' CAPITAL, JANUARY 1, 2005	133.1216	$ 1,010,988	5,618.8166	$ 42,671,937	$ 43,682,925

Subscriptions	7.8075	49,791	739.4130	4,583,015	4,632,806

Redemptions	(7.8063)	(50,000)	(97.9468)	(561,882)	(611,882)

Net loss	-	(158,113)	-	(6,595,248)	(6,753,360)
PARTNERS' CAPITAL, JUNE 30, 2005	133.1228	$ 852,667	6,260.2828	$ 40,097,822	$ 40,950,489

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B

PARTNERS' CAPITAL, JANUARY 1, 2005	119.9385	$ 111,637	53.8694	$ 49,268	49.5000	$ 53,353	$ 214,258

Subscriptions	1,608.9988	1,392,500	-	-	70.7534	64,350	1,456,850

Redemptions	-	-	(53.8694)	(40,720)	-	-	(40,720)

Net income	-	(139,865)	-	(8,548)	-	(8,952)	(157,365)
PARTNERS' CAPITAL, JUNE 30, 2005	1,728.9373	$ 1,364,272	-	$ -	120.2534	$ 108,751	$ 1,473,023

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

THE WILLOWBRIDGE FUND L.P.

Date: September 13, 2006	By:	Ruvane Fund Management Corporation
	Its	General Partner

By: /s/ Robert L. Lerner
Robert L. Lerner
President