Form 10-Q
period 2006-09-30
WILLOWBRIDGE FUND LP
filed 2006-11-14
CIK 794775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ TO___

Commission File No. 000-23529

RFMC WILLOWBRIDGE FUND, L.P.

Delaware	22-678474
(a Delaware Partnership)	(I.R.S. Employer
Identification No.)

4 Benedek Road
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

RFMC WILLOWBRIDGE FUND, L.P.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

RFMC WILLOWBRIDGE FUND, L.P. CONDENSED STATEMENTS OF FINANCIAL CONDITION As of September 30, 2006 and December 31, 2005 (Unaudited) __________________

	September 30, 2006	December 31, 2005
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
Due from broker	$ 19,199,840	$ 14,310,149
Net unrealized gain on open positions	4,580,135	2,084,166
	23,779,975	16,394,315
CASH AND CASH EQUIVALENTS	37,104,914	37,773,296
PREPAID MANAGEMENT FEES	131,105	-
DUE FROM GENERAL PARTNER	150,042	161,962
DUE FROM LIMITED PARTNER	-	2,000
INTEREST RECEIVABLE	70,463	54,121
TOTAL ASSETS	$ 61,236,499	$ 54,385,694

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Redemptions payable	$ 512,176	$ 899,527
Prepaid subscriptions	119,277	653,514
Other accrued expenses	101,433	160,646
Accrued management fees	143,266	142,092
TOTAL LIABILITIES	876,152	1,855,779
PARTNERS’ CAPITAL
Limited partners – Class A (4,937.8975 and 5,548.9041
fully redeemable units at September 30, 2006 and
December 31, 2005, respectively)	31,222,419	31,209,589
Limited partners – Class B (38,607.6028 and 31,125.8715
fully redeemable units at September 30, 2006 and
December 31, 2005, respectively)	28,257,490	20,559,440
General partner – Class A (139.2433 and 135.2815
fully redeemable units at September 30, 2006 and
December 31, 2005, respectively)	880,438	760,886
TOTAL PARTNERS’ CAPITAL	60,360,347	52,529,915
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$ 61,236,499	$ 54,385,694
NET ASSET VALUE PER UNIT –
Class A (based on Partners’ Capital of $32,102,857 and
$31,970,475 and 5,077.1408 and 5,684.1856 units outstanding)	$ 6,323.02	$ 5,624.46

Class B Series 1 – (based on Partners’ Capital of $1,856,871 and
$1,650,278 and 2,354.0420 and 2,369.5004 units outstanding)	$ 788.80	$ 696.47

Class B Series 2 – (based on Partners’ Capital of $26,294,601 and
$18,814,154 and 36,133.3074 and 28,636.1177 units outstanding)	$ 727.71	$ 657.01

Class B Series 3 – (based on Partners’ Capital of $106,018 and
$95,008 and 120.2534 and 120.2534 units outstanding)	$ 881.62	$ 790.06

See Notes to Condensed Financial Statements.

RFMC WILLOWBRIDGE FUND, L.P. CONDENSED STATEMENTS OF INCOME (LOSS) For the Three Months and Nine Months Ended September 30, 2006 and 2005 (Unaudited) __________________

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

NET INVESTMENT INCOME (LOSS)
Income:
Interest income	$ 1,809,635	$ 833,718	$ 663,893	$ 357,637

Expenses:
Brokerage commissions	1,996,265	1,465,113	688,641	622,314
Management fees	814,088	669,610	274,371	245,041
Administrative expenses	435,880	366,294	156,841	157,479

Total expenses	3,246,233	2,501,017	1,119,853	1,024,834

Net investment loss	(1,436,598)	(1,667,299)	(455,960)	(667,197)

TRADING PROFITS (LOSSES)
Profits (losses) on trading of
commodity futures:
Realized gains (losses) on
closed positions, net	4,989,702	(9,714,133)	(667,660)	(2,613,142)
Change in unrealized
gains/losses on open
positions, net	2,495,969	1,347,265	2,419,018	156,897

Total net trading profits
(losses)	7,485,671	(8,366,868)	1,751,358	(2,456,245)

NET INCOME (LOSS)	$ 6,049,073	$ (10,034,167)	$ 1,295,398	$ (3,123,442)

NET INCOME (LOSS) PER UNIT

Class A	$ 698.56	$ (1,596.08)	$ 140.86	$ (406.72)

Class B – Series 1	$ 92.33	$ (189.92)	$ 19.48	$ (48.21)

Class B – Series 2	$ 70.70	$ (210.30)	$ 12.66	$ (51.62)

Class B – Series 3	$ 91.56	$ (233.07)	$ 17.49	$ (59.59)

See Notes to Condensed Financial Statements.

RFMC WILLOWBRIDGE FUND L.P. CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL For the Nine Months Ended September 30, 2006 and 2005 (Unaudited) _______________

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Class A
PARTNERS’ CAPITAL,
JANUARY 1, 2006	135.2815	$ 760,886	5,548.9041	$31,209,589	$31,970,475
Subscriptions	3.9618	23,574	306.0881	1,845,026	1,868,600
Redemptions	-	-	(917.0947)	(5,305,948)	(5,305,948)
Net income	-	95,978	-	3,473,752	3,569,730
PARTNERS’ CAPITAL,
SEPTEMBER 30, 2006	139.2433	$ 880,438	4,937.8975	$31,222,419	$32,102,857

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B
PARTNERS’ CAPITAL,
JANUARY 1, 2006	2,369.5004	$1,650,278	26,636.1177	$18,814,154	120.2534	$ 95,008	$20,559,440
Subscriptions	457.2005	336,204	7,808.8498	5,431,000	-	-	5,767,204
Redemptions	(472.6589)	(336,362)	(311.6601)	(212,135)	-	-	(548,497)
Net income	-	206,751	-	2,261,582	-	11,010	2,479,343
PARTNERS’ CAPITAL,
SEPTEMBER 30, 2006	2,354.0420	$1,856,871	36,133.3074	$26,294,601	120.2534	$ 106,018	$28,257,490

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Class A
PARTNERS’ CAPITAL,
JANUARY 1, 2005	133.1216	$ 1,010,988	5,618.8166	$42,671,937	$43,682,925
Subscriptions	9.1360	57,891	812.6287	5,128,051	5,185,942
Redemptions	(7.8172)	(50,000)	(588.1974)	(3,756,587)	(3,806,587)
Net (loss)	-	(212,453)	-	(8,993,300)	(9,205,753)
PARTNERS’ CAPITAL,
SEPTEMBER 30, 2005	134.4404	$ 806,426	5,843.2479	$35,050,101	$35,856,527

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B
PARTNERS’ CAPITAL,
JANUARY 1, 2005	119.9385	$ 111,637	53.8694	$ 49,268	49.5000	$ 53,353	$ 214,258
Subscriptions	2,202.1256	1,845,349	24,574.3466	17,874,500	70.7534	64,350	19,784,199
Redemptions	-	-	(53.9073)	(40,720)	-	-	(40,720)
Net (loss)	-	(236,635)	-	(575,663)	-	(16,118)	(828,416)
PARTNERS’ CAPITAL,
SEPTEMBER 30,2005	2,322.0641	$1,720,351	24,574.3087	$17,307,385	120.2534	$ 101,585	$19,129,321

See Notes to Condensed Financial Statements.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

_______________

1.	BASIS OF PRESENTATION

The interim condensed financial statements of RFMC Willowbridge Fund, L.P. (formerly named The Willowbridge Fund, L.P.) (the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete annual financial statements. These condensed financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners’ capital for the interim periods presented and are not necessarily indicative of a full year’s results.

2.	PARTNERSHIP ORGANIZATION

The Partnership, a Delaware limited partnership, was organized on January 24, 1986. The Partnership may engage in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts and forward contracts. Ruvane Fund Management Corporation (formerly named Ruvane Investment Corporation) is the general partner of the Partnership (the “General Partner”) and is registered as a Commodity Pool Operator and an Introducing Broker with the Commodity Futures Trading Commission. The General Partner is required by the Limited Partnership Agreement, as amended and restated (the “Agreement”), to contribute $1,000 to the Partnership.

In accordance with the amendment to Section 5 of the Agreement, effective January 16, 2003, the Partnership offers separate classes of limited partnership interests, whereby interests which were issued by the Partnership prior to January 16, 2003 are designated as Class A interests. The Partnership also offers Class B limited partnership interests through a private offering pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended. The Partnership will offer the Class B interests up to an aggregate of $100,000,000; provided that the General Partner may increase the amount of interests that will be offered in increments of $10,000,000 after notice to the limited partners. The Partnership began issuing Class B interests in 2004. Commissions and redemption charges for the Class B interests differ from those of the Class A interests, but in all other respects the Class A interests and the Class B interests will be identical. The Class A interests and Class B interests are traded pursuant to the same trading program.

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

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2006 and 2005

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

Commissions charged to each class or series of class were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Class A	$ 308,931	$ 397,489	$ 947,248	$ 1,220,899
Class B – Series 1	13,490	11,751	39,453	28,311
Class B – Series 2	364,961	211,742	1,005,813	212,867
Class B – Series 3	1,259	1,332	3,751	3,036

Total	$ 688,641	$ 622,314	$ 1,996,265	$ 1,465,113

For the three and nine months ended September 30, 2006 and 2005, the General Partner received net brokerage commissions of $502,082 and $1,331,747 and $396,783 and $915,260, respectively, from the Partnership. Net brokerage commission represents commissions charged to Class A and Class B partners less actual brokerage commissions paid to clearing brokers and amounts paid to selling agents for servicing Class B limited partners. As of September 30, 2006 and December 31, 2005, $150,042 and $161,962, respectively, is due from the General Partner for reimbursement of actual trading commissions incurred by the Partnership.

E.	Statement of Cash Flows

The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standard No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2006 and 2005

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

The General Partner is paid an annual management fee equal to one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year. Such annual fee is paid in advance at the beginning of the respective year and is amortized by the Partnership on a straight-line basis over twelve months. The total management fee paid to the General Partner in 2006 and 2005 was $524,421 and $438,972, respectively. For the three and nine month periods ended September 30, 2006 and 2005, the Partnership recorded management fee expense earned by the General Partner of $131,106 and $393,316 and $109,472 and $328,418, respectively. As of September 30, 2006 and December 31, 2005, the unamortized prepaid management fees were $131,105 and $0, respectively.

In addition to the management fees paid to the General Partner, the Partnership pays Willowbridge a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership. These fees were $143,265 and $420,772 and $135,298 and $340,381 for the three and nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006 and December 31, 2005, $143,266 and $142,092, respectively, were due to Willowbridge.

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

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month. Partners’ contributions received in advance for subscriptions are recorded as prepaid subscriptions in the Condensed Statements of Financial Condition. The General Partner charges a one percent initial administrative fee on all limited partner unit subscriptions. The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion. Subscription proceeds to the Partnership are recorded net of these charges. For the three and nine months ended September 30, 2006 and 2005, the General Partner received initial administrative fees of $490 and $18,837 and $6,864 and $51,516, respectively.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2006 and 2005

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

In July 2006, the FASB issued Interpretation No. 48  (“FIN 48”) entitled “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”.  FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006.  The impact on the Partnership financial statements, if any, is currently being assessed.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. While FAS 157 does not require any new fair value measurements, for some entities, the application of FAS 157 may change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The implementation of FAS 157 is not expected to have a material impact on the Partnership’s financial statements.

In September 2006, the SEC staff also issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). While not an official rule or interpretation of the SEC, SAB 108 was issued to address the diversity in practice in quantifying misstatements from prior years and assessing their effect on current year financial statements. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged.  The Partnership has assessed the impact of SAB 108 on its consolidated financial statements and does not expect the impact or adoption to be material to its  financial statements.

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

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

_______________

4.	FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the periods presented.

	Nine Months Ended September 30, 2006
	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance (for a Unit outstanding for the entire period)

Net Asset Value, Beginning of the period	$ 5,624.46	$ 696.47	$ 657.01	$ 790.06

Income (loss) from operations
Net investment loss	(119.27)	(9.27)	(24.02)	(22.86)
Net trading profits	817.83	101.60	94.72	114.42

Net income	698.56	92.33	70.70	91.56

Net Asset Value, End of the period	$ 6,323.02	$ 788.80	$ 727.71	$ 881.62

Total Return (1)	12.42%	13.26%	10.76%	11.59%

Supplemental Data

Ratio of expenses to average net assets (2)	7.07%	6.12%	9.10%	7.99%

Ratio of net investment loss
To average net assets (2)	2.71%	1.70%	4.70%	3.66%
_________________

(1)      Total return is derived as opening asset value less ending net asset value divided by opening net asset value, and excludes the effect of sales commissions and initial administrative fees on subscriptions.

(2) Annualized.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2006 and 2005

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
_________________

(1)      Total return is derived as opening asset value less ending net asset value divided by opening net asset value, and excludes the effect of sales commissions and initial administrative fees on subscriptions.

* * * * *

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

RFMC Willowbridge Fund, L.P. (formerly named The Willowbridge Fund L.P.) (the “Partnership”) engages in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts and forward contracts (“Commodity Interests”). The objective of the Partnership is the appreciation of its assets through speculative trading. Ruvane Fund Management Corporation (formerly named Ruvane Investment Corporation) is the General Partner of the Partnership (the “General Partner”) and Willowbridge Associates, Inc. is the Partnership’s trading advisor (the “Advisor”).

The success of the Partnership is dependent upon the ability of the Advisor to generate trading profits through the speculative trading of Commodity Interests sufficient to produce capital appreciation after payment of all fees and expenses. Future results will depend in large part upon the Commodity Interests markets in general, the performance of its advisor, the amount of additions and redemptions and changes in interest rates. Due to the highly leveraged nature of the Partnership’s trading activity, small price movements in Commodity Interests may result in substantial gains or losses to the Partnership. Because of the nature of these factors and their interaction, past performance is not indicative of future results. As a result, any recent increases in net realized or unrealized gains may have no bearing on any results that may be obtained in the future.

The Partnership incurs substantial charges from the payment of brokerage commissions to the General Partner, payment of management and incentive fees to the Advisor, payment of management fees to the General Partner and administrative expenses. The Partnership is required to make trading profits to avoid depleting and exhausting its assets from the payment of such fees and expenses.

The markets in which the Commodity Interests trade are constantly changing in character and in degree of volatility. Although the Advisor has been the sole advisor trading on behalf of the Partnership since April 1991, the General Partner continues to evaluate and analyze from both quantitative and qualitative perspectives the ability of the Advisor to trade effectively on the Partnership’s behalf in the context of the current market environment. The General Partner seeks to limit market and credit risks by monitoring daily income and margin levels. The General Partner also relies upon the risk management strategies inherent in the Advisor’s trading programs. In the future, the General Partner may utilize additional strategies or appoint additional advisors to trade on behalf of the Partnership.

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

Class B Interests pay to the General Partner commission of up to 6.0% annually of the net asset value of the Class B partners' capital. The General Partner will pay up to 3.0% from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3.0% the brokerage fee with respect to such Class B limited partnership interests will be reduced accordingly. The General Partner pays from this amount all commission charges and fees with respect to the Partner’s trading in Commodity Interests. The flat-rate monthly commission is common among programs such as the Partnership.

Summary of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Partnership’s financial statements. The critical accounting estimates and related judgments underlying the Partnership’s financial statements are summarized below. In applying these policies, management makes judgments that frequently require estimates about matters that are inherently uncertain. The Partnership’s significant accounting policies are described in detail in Note 3 of the Notes to the Condensed Financial Statements.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Condensed Statements of Income (Loss). Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

Results of Operations

Comparison of the Three Months Ended September 30, 2006 and 2005

For the quarter ended September 30, 2006, the Partnership had total net trading profits of $1,751,358 comprised of   $(667,600) in realized losses on closed positions, and $2,419,018 in change in net unrealized gains on open positions.  For the same quarter in 2005 the Partnership had total net trading losses of $(2,456,245) comprised of $(2,613,142) in realized losses on closed positions, and $156,897 in change in net unrealized gains on open positions.

In July 2006, trading was unprofitable in the Euro currency, heating oil and Long Gilts, although offsetting gains were made in natural gasoline and the Partnership recorded a trading loss of $3,166,822. In August 2006, trading was profitable in the Japanese Yen, sugar and US Treasury bonds although offsetting losses were made in natural gas and Partnership recorded a trading gain of $222,151. In September 2006, trading was profitable in natural gas, heating oil, unleaded gasoline and crude oil, although offsetting losses were made in the Euro currency and Long Gilts, and Partnership recorded a trading gain of $4,240,069.

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

For the quarter ended September 30, 2006, the Partnership had expenses comprised of $688,641 in brokerage commissions (including clearing and exchange fees), $274,371 in management fees, $156,841 in administrative expenses, and $0 in incentive fees. For the same quarter in 2005, the Partnership had expenses comprised of $622,314 in brokerage commissions (including clearing and exchange fees), $245,041 in management fees, $157,479 in administrative expenses, and $0 in incentive fees. Incentive fees are a fraction of quarterly trading profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership's reporting requirements under Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded net income of $1,295,398 for the three months ended September 30, 2006, compared to a net loss of $ 3,123,442 for the same period in 2005.

At September 30, 2006, the net asset value of the Partnership was $60,360,347, compared to its net asset value of $52,529,915 at December 31, 2005.

During the quarter, the Partnership had no credit exposure to counterparty that is foreign commodities exchange or to any counterparty dealing in over the counter contracts which is material.

Comparison of Nine Months Ended September 30, 2006 and 2005

For the nine months ended September 30, 2006, the Partnership had total net trading profits of $7,485,671 comprised of  $4,989,702 in realized gains on closed positions, and $2,495,969 in change in net unrealized gains on open positions.  For the same period in 2005 the Partnership had total losses of $(8,366,868) comprised of $(9,714,133) in realized losses on closed positions, and $1,347,265 in change in net unrealized gains on open positions.

In January 2006, trading was slightly profitable. The Partnership earned profits trading in silver, natural gas, Japanese Yen and copper; the Partnership generated losses in the Euro currency and US fixed income. The Partnership recorded a profit of $435,883. In February 2006, trading was unprofitable as the Partnership had losses in heating oil and the Euro currency; the Partnership earned profits in natural gas. The Partnership recorded a loss of $2,185,076. In March 2006, trading was not profitable. The Partnership had losses in unleaded gasoline and the Japanese Yen; the Partnership had gains in silver and global fixed income markets. The Partnership recorded a loss of $1,014,742. In April 2006, trading was profitable in gold and silver, the Euro currency, and the energy sector. There were losses in the Japanese Yen and wheat. The Partnership recorded a trading gain of $11,455,038. In May 2006, trading was unprofitable in silver, Japanese Yen and the energy sector. There were gains in gold and British Pound. The Partnership recorded trading losses of $493,628. In June 2006, trading was unprofitable in the Canadian Dollar and the energy sector. There were some gains in UK fixed income.  The Partnership recorded trading losses of $3,443,780. In July 2006, trading was unprofitable in the Euro currency, heating oil and Long Gilts, although offsetting gains were made in natural gasoline  and the Partnership recorded a trading loss of $3,166,822. In August 2006, trading was profitable in the Japanese Yen, sugar and US Treasury bonds although offsetting losses were made in natural gas and Partnership recorded a trading gain of $222,151. In September 2006, trading was profitable in natural gas, heating oil, unleaded gasoline and crude oil, although offsetting losses were made in the Euro currency and Long Gilts, and Partnership recorded a trading gain of $4,240,069.

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

For the nine months ended September 30, 2006, the Partnership had expenses comprised of $1,996,265 in brokerage commissions (including clearing and exchange fees), $814,088 in management fees, $435,880 in administrative expenses, and $0 in incentive fees.  For the same period in 2005, the Partnership had expenses comprised of $1,465,113 in brokerage commissions (including clearing and exchange fees), $669,610 in management fees, $366,294 in administrative expenses and $0 in incentive fees. Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership's reporting requirements under Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded net income of $6,049,073 for the nine months ended September 30, 2006, as compared to a net loss of $10,034,167 for the same period in 2005.

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

The Partnership’s capital resources are dependent upon three factors: (a) the income or losses generated by the Advisor; (b) the capital invested or redeemed by the limited partners; and (c) the capital invested or redeemed by the

General Partner. The Partnership sells limited partnership units to investors from time to time in private placements pursuant to Regulation D of the Securities Act of 1933, as amended. As of the last day of any month, a limited partner may redeem all of its limited partnership units on 10 days' prior written notice to the General Partner.

The General Partner is required to contribute $1,000 to the Partnership. All capital contributions by the General Partner necessary to maintain such capital account balance are evidenced by units of general partnership interest, each of which has an initial value equal to the net asset value per unit at the time of such contribution. The General Partner may withdraw any excess above its required capital contribution without notice to the limited partners and may also contribute any greater amount to the Partnership.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership’s primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership’s open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on a timely basis of market-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings, whether realized or unrealized. The Partnership’s total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership’s existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of September 30, 2006, by market sector:

Interest Rate

Interest rate risk is a significant market exposure of the Partnership. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other- G-7 countries. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

Currency

The Partnership’s currency exposure is to exchange rate fluctuations, primarily in the following countries: Germany, England, Japan, France, Switzerland, Australia, Canada and the United States of America. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future.

Commodity

The Partnership’s primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to the energy markets (natural gas, crude oil, heating oil and unleaded gasoline) as of September 30, 2006, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of Commodity Interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used September 30, 2006 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership’s market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

•	The prices of the Partnership’s positions resulting from a 10% change in interest rates.

•	The U.S. dollar equivalent balances of the Partnership’s currency exposures due to a 10% shift in currency exchange rates.

•

The market value of the Partnership’s Commodity Interests due to a 10% change in the price of the Commodity Instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of September 30, 2006.

The potential loss in earnings for each market risk exposure as of September 30, 2006 was approximately:

Trading portfolio:

Commodity price risk	$ 828,208
Interest rate risk	$ 800,146
Currency exchange rate risk	$ 360,576

Item 4. Controls and Procedures

The President of the General Partner evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to insure that the Partnership's records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of September 30, 2006 the Partnership’s disclosure controls are effective. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect those controls during the third quarter of 2006.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The General Partner is not aware of any pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of September 30, 2006, 43,684.7435 Partnership Units were held by 746 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2006 through September 30, 2006, a total of  6,874.6877 Partnership Units were subscribed for the aggregate net subscription amount of $1,781,359.  The monthly net subscriptions and redemptions of these Partnership Units are as follows:

Date of Subscription	Net Amount of Subscriptions (Redemptions)

January 2006	($791,658)
February 2006	($109,415)
March 2006	($740,062)
April 2006	206,606
May 2006	652,894
June 2006	1,264,482
July 2006	359,311
August 2006	507,723
September 2006	431,478

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Pursuant to a Solicitation Statement dated as of August 7, 2006, the General Partner solicited the consent of the limited partners for each of the four proposed amendments to the Limited Partnership Agreement set forth below. The consent of a majority in interest of the limited partners was required in order for each of the proposals to pass. The deadline for limited partners to deliver a properly executed consent form to the General Partner was September 8, 2006. If the General Partner did not receive a properly executed consent form from a Limited Partner on September 8, 2006, such limited partner was deemed to have voted in favor of each proposal. Each of the proposals received the consent of a majority in interest of the limited partners and was adopted. Set forth after each proposal is the number of limited partners that voted in favor of, voted against and abstained from voting for each proposal.

Proposal (1) - Change the name of the Partnership to “RFMC Willowbridge Fund, L.P.” Voted For - 719; Voted Against - 2; Abstained 0.

Proposal (2) - Permit the Partnership to offer more than $100,000,000 of limited partnership interests in increments of $10,000,000 after notice by the General Partner to the limited partners. Voted For - 718; Voted Against - 3; Abstained - 0.

Proposal (3) - Provide that the General Partner shall maintain a general partnership contribution of $1,000 and eliminate the requirement that the General Partner maintain a general partnership contribution in an amount equal to one percent of the aggregate capital raised by the Partnership from time to time. Voted For - 710; Voted Against - 9; Abstained - 2.

Proposal (4) - Establish a convention that effectively treats transferors of limited partnership interests similar to redeeming partners for purposes of allocating gains and losses. Voted For - 716; Voted Against - 4; Abstained - 1.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a - 14(a)/15d-14(a) Certification
32.1	Section 1350 Certification

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2006	RFMC WILLOWBRIDGE FUND L.P. By: Ruvane Fund Management Corporation Its: General Partner

By: /s/ Robert L. Lerner Robert L. Lerner President