Form 10-K
period 2006-12-31
WILLOWBRIDGE FUND LP
filed 2007-04-02
CIK 794775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number: 0-23529

RFMC WILLOWBRIDGE FUND, L.P.
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
☒ Yes       ☐ No

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
☐ Yes      ☒ No

The Partnership's limited partnership interests are not traded on any market and, accordingly, do not have an aggregate market value. As of February 28, 2007 the net asset value of the limited partnership interests of the registrant held by non-affiliates of the registrant was approximately $53,331,887.

PART I

ITEM 1.  Business.

Summary

                RFMC Willowbridge Fund, L.P. (formerly named The Willowbridge Fund, L.P.) (the "Partnership") is a limited partnership organized under the Delaware Revised Uniform Limited Partnership Act. The business of the Partnership is to trade, buy, sell or otherwise acquire, hold or dispose of commodity futures contracts, options on physical commodities and on commodity futures contracts, forward contracts, and any rights pertaining thereto ("Commodity Interests") and to engage in all activities incident thereto. The objective of the Partnership is the appreciation of its assets through speculative trading.

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

                The General Partner has been registered with the Commodity Futures Trading Commission ("CFTC") pursuant to the Commodity Exchange Act ("CEA"), as amended (the "CEA"), as a Commodity Pool Operator ("CPO") since August 8, 1995, as a Commodity Trading Advisor ("CTA") since January 12, 1990 and as an introducing broker since May 8, 1995, and is a member of the National Futures Association ("NFA") in such capacities. See "The General Partner." The General Partner has selected Willowbridge Associates Inc. ("Willowbridge" or the "Advisor") as the Partnership's trading advisor. The Advisor's main business address is 101 Morgan Lane, Suite 180, Plainsboro, New Jersey 08536 and its telephone number is (609) 936-1100. The Advisor has been registered as a CPO and a CTA pursuant to the CEA since May 3, 1988 and is a member of the NFA in such capacities. All trading decisions regarding the Partnership are made by the Advisor. See "The Advisor."

                All of the Partnership's assets are traded pursuant to the Advisor's Primary Investment Program, utilizing three of the trading systems operated by the Advisor. The three trading systems utilized under the Primary Investment Program are computer-based, quantitative systems that trade in domestic and foreign financial instruments, currencies, precious metals and other commodities such as grains, foods and energy products. See "Trading Programs-Allocation of Capital." The General Partner believes that the combination of several investment strategies and global market exposure reduces the Partnership's dependence on the success of any single strategy while positioning the Partnership to participate in economic trends in different markets. Nonetheless, in many cases the markets traded by the individual trading strategies overlap and the positions held by the Partnership at any particular point in time may result in different concentrations in any group of markets, which may reduce the diversity of the Partnership's investments. See "Risk Factors."

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

                The General Partner is responsible for the allocation of the Partnership's capital among various investment programs. The Partnership's capital currently is allocated to the Primary Investment Program of the Advisor. See "Trading Programs." The General Partner, in the future, may allocate the Partnership's assets to other trading programs. In addition, the General Partner may introduce the Partnership's trades to the Partnership's commodity brokers. Under the terms of the Amended and Restated Limited Partnership Agreement of the Partnership (the "Partnership Agreement"), the General Partner will maintain a general partner contribution of $1,000 to the Partnership. As of December 31, 2006, the General Partner owned $853,304 of Class A partnership interests. The General Partner is a Delaware Corporation organized in January 1990. The principal of the General Partner is Robert L. Lerner. See "Directors and Executive Officers."

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

The Advisor

                The General Partner has selected Willowbridge as the Partnership's trading advisor. The Advisor is a global trading advisor, managing over U.S. $513 million in nominal account size (U.S. $471.5 million of actual funds) as of February 1, 2007 in futures, forward, spot and option contracts and related instruments for international banks, brokerage firms, pension funds, institutions and high net worth individuals. The Advisor was organized as a Delaware corporation in January 1988 and trades on a 24-hour basis in over 70 markets worldwide. The primary activity of Willowbridge is to buy, sell (including short sales), make a spread or otherwise trade in Commodity Interests. The Advisor may, to a limited extent, also trade in other instruments. The trading principals of the Advisor are Philip L. Yang and Michael Y. Gan. See "Directors and Executive Officers."

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

Primary Investment Program

                Under the Primary Investment Program, Willowbridge has the discretion, based upon its periodic evaluation of market conditions, to determine which trading system to use for a given market and to initially allocate and subsequently reallocate among such trading strategies and components of such trading strategies. For example, if Willowbridge believes that we are in a period in which the grains are likely to perform well, it may apply the Argo and Titan Systems to the grain markets since these trading systems typically have performed well in similar environments. Also, if Willowbridge does not believe market conditions warrant trading a particular market, no positions will be taken. Typically, changes in trading systems used for particular markets are made infrequently. Approximately one-half of the assets traded by Willowbridge pursuant to the Primary Investment Program are allocated to the Argo System and the remaining portion is allocated between currencies and financial instruments traded pursuant to the Vulcan System and precious metals, grains, meats, energies, softs and tropicals traded pursuant to the Siren System. In November 1997, a trading component of Titan was added to the Primary Investment Program. Effective January 2006, the components of the energies sector that were previously traded pursuant to signals from the Siren System will be traded based on Vulcan System signals. Willowbridge, in consultation with the General Partner, may change the allocation of the assets it trades pursuant to the Primary Investment Program among the trading systems and among the commodities traded pursuant thereto. Typically, changes in strategies used for particular markets are made infrequently. If the assets of the Partnership allocated to the Primary Investment Program fall below $1,000,000, Willowbridge may not be able to trade the Primary Investment Program portfolio.

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

                The above list is provided only as an indication of markets traded since Willowbridge removes and adds contracts to the list from time to time.

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

Grains:	Corn, Wheat, Soybeans, Soybean Meal, Soybean Oil
Precious Metals:	Gold, Silver
General:	Crude Oil, Heating Oil, Unleaded Gasoline, Natural Gas, Copper, Sugar, Coffee, Cocoa, Cotton, Live Cattle

                The above list is provided only as an indication of markets traded since Willowbridge removes and adds contacts to the list from time to time.

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

Grains:	Corn, Wheat, Soybeans, Soybean Meal, Soybean Oil
Precious Metals:	Gold, Silver
General:	Crude Oil, Heating Oil, Unleaded Gasoline, Natural Gas, Copper, Sugar, Coffee, Cocoa, Cotton, Live Cattle

                The above list is provided only as an indication of markets traded since Willowbridge removes and adds contracts to the list from time to time.

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

Fees and Expenses

The General Partner

                Upon admission to the Partnership, each new subscriber for interests in the Partnership will pay 1% of his subscription amount to the General Partner as an administrative charge. Existing Limited Partners who subscribe for additional interests in the Partnership will pay to the General Partner 1% of the amount of the additional subscription as an administrative charge. The General Partner waives this charge for limited partners who are affiliates of the General Partner. The Partnership also pays the General Partner a yearly management fee in an amount equal to 1% of the net asset value of the Partnership as of the first business day of each year before deducting (i) accrued ordinary legal, accounting and auditing fees and (ii) any incentive fees payable to the Advisor. In addition, Class A Interests pay to the General Partner a flat-rate monthly brokerage commission of approximately 0.29% of the net asset value of the Partnership as of the beginning of each month (a 3.5% annual rate) for the period, January 1, 2002 to July 31, 2002. Beginning August 1, 2002, Class A Interests pay to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of the Partnership as of the beginning of each month (a 4.0% annual rate). Class B Interests paid to the General Partner commission of up to 6.0 percent annually of the net asset value of the Class B partners' capital. The General Partner will pay up to 3.0 percent from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3%, the brokerage fee with respect to such Class B limited partnership interests will be reduced accordingly. The General Partner will pay from this amount all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership's trading, but other execution costs, including give-up charges (charges paid to a party for executing trades that will be cleared by a third party) and service fees assessed by certain forward dealing desks, will be paid by the Partnership. The General Partner will pay from its own funds any futures brokerage commission and fees (except for certain execution costs as noted above) incurred by the Partnership in excess of the flat monthly rate it receives from the Partnership. The flat-rate brokerage commission to the General Partner is calculated after reduction for any brokerage commissions due at the end of the immediately preceding month, any redemptions or distributions as of such immediately preceding month-end and any accrued incentive fees as of such immediately preceding month-end, and after including the interest credits for such immediately preceding month-end and any additions as of the beginning of the month for which the flat-rate brokerage commission is being calculated. Lastly, in the event the flat-rate monthly brokerage commission payable by the Partnership to the General Partner at any time exceeds the actual brokerage commissions and related fees to which such flat-rate brokerage commission is applied, the General Partner will pay a portion of such excess to Limited Partners who became Limited Partners prior to September 1995, the date as of which the Partnership ceased to be a proprietary pool under CFTC Rules, which portion paid to any such Limited Partner shall not exceed such Limited Partner's pro rata share of the actual brokerage commissions and related fees paid by the Partnership. The General Partner may also pay a portion of such excess to properly registered selling agents as compensation for their ongoing services to the Partnership, which portion paid to any one selling agent is not expected to exceed 1% per annum of the net asset value of the limited partnership interests sold by such selling agent.

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

Operating History of the Partnership

                The Partnership commenced trading in April 1991. The Partnership has realized a net gain through December 2006 and no assurance can be made as to the future performance of the Partnership. In addition, the Partnership's profitability has varied significantly from period to period. The results for any one period are not necessarily indicative of results for any other period.

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

ITEM 4.   Submission of Matters to Vote of Security Holders.

No matters were submitted to the limited partners for vote in the fourth quarter of 2006.

PART II

ITEM 5.   Market for Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

                There currently is no established public trading market for the Limited Partnership Units. As of December 31, 2006, 45,609.3149 Partnership Units were held by 738 Limited Partners and the General Partner.

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

                From January 1, 2006 through December 31, 2006, 8,799.2578 Partnership Units were subscribed (net of Units redeemed) for the aggregate net subscription amount of $1,598,034. Details of the net subscriptions and redemptions of these Partnership Units are as follows:
Net amount of
Subscriptions/Redemptions
January 2006	$ -791,658
February 2006	$ -109,415
March 2006	$ -740,062
April 2006	$ 206,606
May 2006	$ 652,894
June 2006	$ 1,264,481
July 2006	$ 359,311
August 2006	$ 507,724
September 2006	$ 431,478
October 2006	$ 14,250
November 2006	$ -338,794
December 2006	$ 141,221

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

SELECTED FINANCIAL DATA
(in thousands, except units and per unit amounts)

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
Operations Data:

Income:
Realized Gains (Losses) on Closed	$ 4,754	$ (11,397)	$ 5,073	$ 8,919	$ 14,069
Positions, Net
Change in Unrealized
Gains/Losses on Open Positions, Net	1,069	(27)	(1,923)	1,014	(449)

Interest Income	2,490	1,336	453	280	398

Expenses:
Incentive Fees	-	-	834	1,784	2,139
Brokerage Commissions (including
Clearing and Exchange Fees)	2,715	2,137	1,618	1,310	993
Management Fees	1,092	920	781	615	535
Administrative Expenses (comprised of professional fees, administrative and accounting fees and other expenses)	590	513	341	398	169

Net Income (Loss)	$ 3,916	$ (13,658)	$ 29	$ 6,106	$ 10,182
Net Income (Loss) Per Unit:
Class A	$ 487.92	$ (1,970.01)	$ (16.48)	$ 1,303.54	$ 1,849.78
Class B, Series 1	$ 67.99	$ (234.32)	$ (69.21)	n/a	n/a
Class B, Series 2	$ 42.90	$ (257.58)	$ (13.58)	n/a	n/a
Class B, Series 3	$ 60.03	$ (287.77)	$ 77.83	n/a	n/a

Financial Condition Data:	As of December 31

Limited Partners' Capital (Class A)	$ 28,416	$ 31,210	$ 42,672	$ 36,620	$ 27,366
Limited Partners' Capital (Class B, Series 1)	2,195	1,650	$ 112	n/a	n/a
Limited Partners' Capital (Class B, Series 2)	26,477	18,814	$ 49	n/a	n/a
Limited Partners' Capital (Class B, Series 3)	102	95	$ 53	n/a	n/a
General Partner's Capital (Class A)	853	761	$ 1,011	933	752

Partners' Capital (Net Asset Value)	$ 58,044	$ 52,530	$ 43,897	$ 37,553	$ 28,118

Total Assets	$ 59,113	$ 54,386	$ 44,582	$ 38,504	$ 29,519

Net Asset Value per Unit (Class A)	$ 6,112	$ 5,624	$ 7,594	$ 7,611	$ 6,307
Class A Units Outstanding	4,789	5,684	5,752	4,934	4,458

Net Asset Value per Unit (Class B, Series 1)	$ 764	$ 696	$ 930	n/a	n/a
Class B, Series 1 Units Outstanding	2,871	2,370	120	n/a	n/a

Net Asset Value per Unit (Class B, Series 2)	$ 700	$ 657	$ 915	n/a	n/a
Class B, Series 2 Units Outstanding	37,829	28,636	54	n/a	n/a

Net Asset Value per Unit (Class B, Series 3)	$ 850	$ 790	$ 1,078	n/a	n/a
Class B, Series 3 Units Outstanding	120	120	50	n/a	n/a

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

                As of December 31, 2006, the assets of the Partnership were allocated for trading in Commodity Interests entirely to the Advisor's Primary Program. The Primary Program consists of the Argo, Vulcan and Siren computer-based, quantitative trading systems.

                Class A Interests paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.29% of the net asset value of the Class A Interests as of the beginning of each month (a 3.5% annual rate) for the period, January 1, 2001 to July 31, 2002. Beginning August 1, 2002, the Class A Interests pay to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of the Class A Interests as of the beginning of each month (a 4.0% annual rate). Class B Interests pay to the General Partner commission of up to 6.0 percent annually of the net asset value of the Class B partners' capital. The General Partner will pay up to 3.0 percent from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3% the brokerage fee with respect to such Class B limited partnership interests will be reduced accordingly. The General Partner pays from this amount all commission charges and fees with respect to the Partner's trading in Commodity Interests. The flat-rate monthly commission is common among programs such as the Partnership. As of December 31, 2006, ADM and Man are the clearing brokers for the Partnership.

Results of Operations

Comparison of fiscal years ended December 31, 2006 and 2005

As of December 31, 2006, total partners' capital (net asset value) of the Partnership was $58,043,905 compared to its net asset value of $52,529,915 at December 31, 2005. The Partnership's 2006 subscriptions and redemptions totaled $9,487,307 and $7,889,273 respectively, compared to $28,251,504 and $5,960,479 respectively, in 2005.

For the year ended December 31, 2006, the Partnership had net realized and unrealized trading losses of $5,822,569 and $2,489,743 in interest income. For that same period, the Partnership had expenses comprised of $2,714,698 in brokerage commissions including clearing and exchange fees, $1,091,722 in management fees, $223,057 in professional fees, $237,791 in accounting and administrative fees and $129,088 in other expenses. This resulted in the Partnership having a net income of $3,915,956 for 2006.

Due to the unrecouped net trading losses the Partnership has incurred as of December 31, 2006, no incentive fees were charged for the first, second, third, and fourth quarters of 2006 and 2005, respectively.

Interest income increased to $2,489,743 from $1,335,776 in 2005 primarily due to rising of interest rates through 2006 and an increase in net assets under management. Brokerage commissions increased to $2,714,698 from $2,137,014 in 2005. Brokerage commissions increased due to an increase in net assets under management. Management fees increased to $1,091,722 from $920,360 in 2005. Management fees are charged as percentage of the net assets therefore the increase is due to the higher net asset value in 2006. Administrative expenses increased in 2006 as a result of an increase in professional fees, administrative and accounting fees and other expenses. Accounting and administrative fees increased to $237,791 from $192,107 in 2005 primarily as a result of increases in the cost of preparing quarterly and annual financial statements. Other expenses increased to $129,088 from $124,155 in 2005.

The net asset value per Class A Unit at December 31, 2006 increased 9% from $5,624.46 at December 31, 2005 to $6,112.38 at December 31, 2006. The net asset value per Class B Unit, Series 1 at December 31, 2006 increased 10% from $696.47 at December 31, 2005 to $764.46 at December 31, 2006. The net asset value per Class B Unit, Series 2 at December 31, 2006 increased 7% from $657.01 at December 31, 2005 to $699.91 at December 31, 2006. The net asset value per Class B Unit, Series 3 at December 31, 2006 increased 8% from $790.06 at December 31, 2005 to $850.09 at December 31, 2006.

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

Interest income increased to $1,335,776 from $453,387 in 2004 primarily due to rising of interest rates through 2005 and an increase in net assets under management Brokerage commissions increased to $2,137,014 from $1,618,120 in 2004. Brokerage commissions increased due to an increase in net assets under management. Management fees increased to $920,360 from $781,029 in 2004. Management fees are charged as percentage of the net assets therefore the increase is due to the higher net assets value in 2005. Administrative expenses increased in 2005 as a result of an increase in professional fees, administrative and accounting fees and other expenses. Accounting and administrative fees increased to $192,107 from $117,839 in 2004 primarily as a result of increases in the cost of preparing quarterly and annual financial statements. Other expenses increased to $124,155 from $76,091 in 2004 primarily due to the impact of the increase in the number of partners in the Partnership on the partnership assessment charged by the State of New Jersey.

The net asset value per Class A Unit at December 31, 2005 decreased 26% from $7,594.47 at December 31, 2004 to $5,624.46 at December 31, 2005. The net asset value per Class B Unit, Series 1 at December 31, 2005 decreased 25% from $930.79 at December 31, 2004 to $696.47 at December 31, 2005.The net asset value per Class B Unit, Series 2 at December 31, 2005 decreased 28% from $914.59 at December 31, 2004 to $657.01 at December 31, 2005. The net asset value per Class B Unit, Series 3 at December 31, 2005 decreased 27% from $1,077.83 at December 31, 2004 to $790.06 at December 31, 2005.

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

Capital Resources

                The Partnership's capital resources are dependent upon three factors: (1) the trading profit or loss generated by its advisor (including interest income); (2) the money invested or redeemed by the Limited Partners; and (3) capital invested or redeemed by the General Partner. The General Partner has has agreed to maintain at least $1,000 in its General Partner capital account, but may invest more than that amount. All capital contributions by the General Partner to the General Partner capital account balance are evidenced by Units of general partnership interest, each of which shall have an initial value equal to the net asset value per Unit at the time of such contribution. The General Partner in its sole discretion, may withdraw any excess above its required capital contribution of $1,000 without notice to the Limited Partners. The General Partner, in its sole discretion, may also contribute any greater amount to the Partnership, for which it shall receive additional Units of general partnership interest at the then-current net asset value.

Contractual Obligations and Commercial Commitments

                In the ordinary course of business, the Partnership enters into contracts with third parties, pursuant to which the third parties provide services to or on behalf of the Partnership. Purchase obligations represent executory contracts, which are either non-cancelable or cancelable with a penalty. At December 31, 2006, the Partnership's purchase obligations and commitments primarily reflect management agreements.

(Dollar amounts in thousands)	2007 and thereafter (1)

Management Fees (General Partner) (2)	$ 580
Brokerage Commissions (2):
Class A	1,245
Class B, Series 1	54
Class B, Series 2	1,395
Class B, Series 3	5

Management Fees (Advisor) (2)	566

Total Commitments	$3,845

(1)  Pursuant to the amended and restated limited partnership agreement of the Partnership, the Partnership shall end upon withdrawal, insolvency or dissolution of the General Partner or a decline of greater than fifty percent of the net assets of the Partnership as defined in the Agreement, or the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued. The amounts represent per year commitments for 2007 and thereafter.

(2)  Estimated fees based on net assets of the partnership or the respective class/series of units as of December 31, 2006.  Class A Interests pay an annual brokerage commission of 4.0% of net asset value.  Class B Interests pay an annual brokerage commission of up to 6.0% of net asset value.

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

                The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of December 31, 2006, by market sector:

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

                Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of December 31, 2006, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

                The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used December 31, 2006 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments.

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

The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of December 31, 2006

The potential loss in earnings for each market risk exposure as of December 31, 2006 was:

Currency exchange rate risk	$ 499,474

Commodity price risk	$ 759,291

Interest rate risk	$ 450,106

ITEM 8.  Financial Statements and Supplementary Data

                The Partnership's financial statements, together with the report of the independent registered public accounting firm thereon, appear on pages F-1 through F-17 hereof.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                Not applicable

ITEM 9A.  Controls and Procedures

                The Principal of the General Partner evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, which are designed to insure that the Partnership's records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of and for the year ended December 31, 2006 the Partnership's disclosure controls are effective. There were no changes in the Partnership's internal controls during the fourth quarter of 2006 that have materially affected or are reasonably likely to affect the Partnership's internal control over financial reporting.

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

                Robert L. Lerner is the principal of the General Partner. Mr. Lerner has been a shareholder, director and president of the General Partner since he formed the General Partner on January 4, 1990. Mr. Lerner was the sole general partner and CPO of the Partnership since its inception until November 1995, at which time he transferred and assigned his general partnership interest to the General Partner, and had been individually registered with the CFTC as a CPO and a CTA since October 1984. Mr. Lerner is currently registered as a principal and an associated person of the General Partner. Mr. Lerner had been a sole proprietor providing consulting and marketing services to CTAs from January 1992 to January 1996, at which time he transferred his operations to the General Partner which continues to provide such services. From January 2003 through September 30, 2005, Mr. Lerner was president of WoodAllen Capital Management, LLC, an investment management firm. From 2001 until forming WoodAllen Capital, Mr. Lerner was the president of Partners Capital Investment Group, LLC, an international investment advisory firm he co-founded. From May 1988 until January 1992, Mr. Lerner was senior vice president and director of Mount Lucas Management Corporation, an investment advisory firm he co-founded which specializes in futures investment programs for institutional investors. From July 1985 to May 1988, Mr. Lerner was employed by Commodities Corporation (U.S.A.) N.V., a leading commodity trading advisory firm, that is now a unit of Goldman Sachs Asset Management. Mr. Lerner also has practiced commodities and securities law. Mr. Lerner has a J.D. degree from Boston University Law School and a B.A. degree from Cornell University.

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

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

                As of December 31, 2006, approximately 45,609.3149 Partnership Units were held by 738 Limited Partners and the General Partner. As of December 31, 2006 no person known to the Partnership beneficially owned more than 5% of the outstanding Partnership Units.

                The Partnership has no directors or officers. The General Partner manages and conducts the business of the Partnership. As of December 31, 2006, the General Partner owned $853,304 of general partner interests in the Company, or 139.6025 Partnership Units, representing approximately 0.31% of the total outstanding Partnership Units, and also beneficially owned 68.2083 Limited Partnership Units. The General Partner is owned entirely by Robert L. Lerner and trusts for the benefit of him and his family.

ITEM 13.  Certain Relationships and Related Transactions

                The General Partner manages and conducts the business of the Partnership. To compensate the General Partner for its management of the Partnership, its monitoring of the Advisor's portfolio and its assumption of the financial burden of operating the Partnership, the General Partner receives management and other fees from the Partnership. See "Business - Fees and Expenses." For the years ended December 31, 2006, 2005, and 2004, the General Partner received a management fee from the Partnership pursuant to the Partnership Agreement in the amounts of $525,299, $438,972, and $375,534, respectively. For the years ended December 31, 2006, 2005 and 2004, the General Partner received administrative charges from the Limited Partners pursuant to the Partnership Agreement in the amount of $19,797, $54,509, and $70,865, respectively. This is a one-time, one percent of capital administrative charge for partners on their contribution. The General Partner waives this charge for limited partners who are affiliates of the General Partner. For the years ended December 31, 2006, 2005 and 2004, the General Partner received net brokerage commissions of $1,808,945, $1,411,099, and $971,621, respectively, from the Partnership. Net brokerage commissions represent the gross brokerage commissions of 4.0% annually of the net asset value of the Class A Interests and 3.0% up to 6.0% annually of the Class B Interests (assuming no trailer commissions are being paid) less actual brokerage commissions paid to clearing brokers. One individual who is associated with the CTA is also a limited partner of the fund. At December 31, 2006, 2005 and 2004 the individual's outstanding partnership interest was $126,298, $115,464, and $2,586,251, respectively.

ITEM 14.  Principal Accountant Fees and Services

Fees Incurred by the Partnership for services provided by Deloitte & Touche LLP and its affiliates.

                The following table shows the fees (in thousands) paid or accrued by the Partnership for the audit and other services provided by Deloitte & Touche LLP and its affiliates for 2006 and 2005

	2006	2005

Audit Fees (1)	$ 131.5	$ 126.5
Audit-Related Fees (2)	-	-
Tax Fees (3)	38.5	35.0
All Other Fees (4)	-	-

	$ 170.0	$ 161.5

The General Partner is responsible for approving every engagement of Deloitte & Touche LLP to perform audit or non-audit services for the Partnership before Deloitte & Touche LLP is engaged to provide those services. The General Partner considers whether the provision of any non-audit provisions is compatible with maintaining Deloitte & Touche LLP's independence.

___________
(1)  Audit fees represent fees for professional services provided in connection with the audit of the Partnership's annual financial statements and review of the Partnership's quarterly financial statements.

(2)  None.

(3)  For 2006 and 2005, respectively, tax fees principally included tax compliance fees.

(4)  None.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

Documents Filed as a Part of This Report.

1.  See the Table of Contents to Financial Statements on page F-2, which is incorporated herein by reference.

2.  See the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RFMC Willowbridge Fund, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RFMC WILLOWBRIDGE FUND, L.P.
By: Ruvane Fund Management Corporation
Its: General Partner

By:  /s/ Robert L. Lerner
       Robert L. Lerner, President

Date:  March 30, 2007

RFMC WILLOWBRIDGE FUND L.P.

FINANCIAL STATEMENTS

As of December 31, 2006 and 2005 and
for the Years Ended December 31, 2006, 2005 and 2004

RFMC WILLOWBRIDGE FUND L.P.

_____________________

TABLE OF CONTENTS
_____________________

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-3

FINANCIAL STATEMENTS:

Statements of Financial Condition
as of December 31, 2006 and 2005	F-4

Condensed Schedules of Investments
as of December 31, 2006 and 2005	F-5 - F-6

Statements of Income (Loss)
for the Years Ended December 31, 2006, 2005 and 2004	F-7

Statements of Changes in Partners' Capital
for the Years Ended December 31, 2006, 2005 and 2004	F-8 - F-9

Notes to Financial Statements	F-10 - F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of RFMC Willowbridge Fund, L.P.

We have audited the accompanying statements of financial condition of RFMC Willowbridge Fund, L.P. (the "Partnership"), including the condensed schedules of investments, as of December 31, 2006 and 2005, and the related statements of income (loss), and changes in partners' capital for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of RFMC Willowbridge Fund, L.P. as of December 31, 2006 and 2005, and the results of its operations and changes in partners' capital for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 30, 2007

RFMC WILLOWBRIDGE FUND L.P.
STATEMENTS OF FINANCIAL CONDITION
As of December 31, 2006 and 2005
____________

	2006	2005
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
Due from broker	$19,003,327	$14,310,149
Net unrealized gain on open positions	3,152,720	2,084,166
	22,156,047	16,394,315
CASH AND CASH EQUIVALENTS	36,745,965	37,773,296
DUE FROM GENERAL PARTNER	143,169	161,962
DUE FROM LIMITED PARTNER	-	2,000
INTEREST RECEIVABLE	68,312	54,121

TOTAL ASSETS	$59,113,493	$54,385,694

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Redemptions payable	$ 530,936	$ 899,527
Prepaid subscriptions	241,030	653,514
Other accrued expenses	151,093	160,646
Accrued management fees	146,529	142,092
TOTAL LIABILITIES	1,069,588	1,855,779

PARTNERS' CAPITAL
Limited partners - Class A (4,648.9724 and 5,548.9041 fully redeemable units at December 31, 2006 and 2005, respectively)	28,416,300	31,209,589
Limited partners - Class B (40,820.7400 and 31,125.8715 fully redeemable units at December 31, 2006 and 2005, respectively)	28,774,301	20,559,440
General partner - Class A (139.6025 and 135.2815 fully redeemable units at December 31, 2006 and 2005, respectively)	853,304	760,886
TOTAL PARTNERS' CAPITAL	58,043,905	52,529,915

TOTAL LIABILITIES AND PARTNERS' CAPITAL	$ 59,113,493	$54,385,694

NET ASSET VALUE PER UNIT -
Class A (based on Partners' Capital of $29,269,604 and
$31,970,475 and 4,788.5749 and 5,684.1856 units outstanding)	$ 6,112.38	$ 5,624.46

Class B Series 1 - (based on Partners' Capital of $2,194,998 and
$1,650,278 and 2,871.3178 and 2,369.5004 units outstanding)	$ 764.46	$ 696.47

Class B Series 2 - (based on Partners' Capital of $26,477,077 and
$18,814,154 and 37,829.1688 and 28,636.1177 units outstanding)	$ 699.91	$ 657.01

Class B Series 3 - (based on Partners' Capital of $102,226 and
$95,008 and 120.2534 and 120.2534 units outstanding)	$ 850.09	$ 790.06

See Notes to Financial Statements

RFMC WILLOWBRIDGE FUND L.P.
CONDENSED SCHEDULE OF INVESTMENTS
As of December 31, 2006
____________

		Long Positions		Short Positions		Net Positions
Commodity Futures Industry Sector	Contracts/ Maturity Dates	Unrealized Gain (Loss), Net	Percentage of Partners Capital*	Unrealized Gain (Loss), Net	Percentage of Partners' Capital	Unrealized Gain (Loss)	Percentage of Partners' Capital

Livestock	77/Feb 07 -	$ 52,270	0.090%	$ -	0.000%	$ 52,270	0.090%
	Feb 07
Grains	909/Mar 07 -	222,677	0.384%	-	0.000%	222,677	0.384%
	Mar 07
Tropical products	507/Mar 07 -	578,285	0.996%	-	0.000%	578,285	0.996%
	Mar 07
Energy	306/Feb 07 -	-	0.000%	286,610	0.494%	286,610	0.494%
	Mar 07
Currencies	1,372/Mar 07 -	(407,177)	(0.702)%	669,820	1.153%	262,643	0.451%
	Mar 07
Interest rates	1,631/Mar 07 -	(89,466)	(0.154)%	1,270,471	2.189%	1,181,005	2.035%
	Sep 07
Metals	152 / Feb 07 -	-	0.000%	569,230	0.981%	569,230	0.981%
	Mar 07
		$ 356,589	0.614%	$ 2,796,131	4.817%	$ 3,152,720	5.431%

* No single contract's value exceeds 5% of the Partnership's Partners' capital.

See Notes to Financial Statements.

RFMC ILLOWBRIDGE FUND L.P.
CONDENSED SCHEDULE OF INVESTMENTS
As of December 31, 2005
____________

Commodity Futures Industry Sector	Contracts/ Maturity Dates	Unrealized Gain (Loss), Net	Percentage of Partners' Capital*	Unrealized Gain (Loss), Net	Percentage of Partners' Capital	Unrealized Gain (Loss)	Percentage of Partners' Capital

Livestock	189/Feb 06 -	$ 144,450	0.275%	$ (9,260)	(0.018)%	$ 135,190	0.257%
	Feb 06
Grains	540/Mar 06 -	(60,035)	(0.114)%	(77,220)	(0.147)%	(137,255)	(0.261)%
	Mar 06
Tropical products	432/Mar 06 -	558,725	1.065%	(349,334)	(0.666)%	209,391	0.399%
	Mar 06
Energy	378/Feb 06 -	-	- %	(511,596)	(0.976)%	(511,596)	(0.976)%
	Feb 06
Currencies	756/Mar 06 -	(479,075)	(0.914)%	21,470	0.041%	(457,605)	(0.873)%
	Mar 06
Interest rates	1,728/Mar 06 -	358,002	0.683%	20,779	0.040%	378,781	0.723%
	Mar 07
Metals	810/Feb 06 -	2,467,260	4.705%	-	- %	2,467,260	4.705%
	Mar 06
		$ 2,989,327	5.700%	$ (905,161)	(1.726) %	$2,084,166	3.974%

* No single contract's value exceeds 5% of the Partnership's Partners' capital.

See Notes to Financial Statements.

RFMC WILLOWBRIDGE FUND L.P.
STATEMENTS OF INCOME (LOSS)
For the Years Ended December 31, 2006, 2005 and 2004
_______________

	2006	2005	2004
NET INVESTMENT INCOME (LOSS)
Income-
Interest income	$ 2,489,743	$ 1,335,776	$ 453,387

Expenses:
Brokerage commissions (includes clearing and
exchange fees of $15,629, $11,033 and $199
in 2006, 2005, and 2004, respectively)	2,714,698	2,137,014	1,618,120
Management fees	1,091,722	920,360	781,029
Professional fees	223,057	196,457	147,039
Accounting and administrative fees	237,791	192,107	117,839
Incentive fees	-	-	834,527
Other expenses	129,088	124,155	76,091

Total expenses	4,396,356	3,570,093	3,574,645

Net investment loss	(1,906,613)	(2,234,317)	(3,121,258)

TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures:
Realized profits (losses) on closed positions, net	4,754,015	(11,396,774)	5,073,382
Change in unrealized profits (losses) on open
positions, net	1,068,554	(27,202)	(1,923,426)

Total trading profits (losses)	5,822,569	(11,423,976)	3,149,956

NET INCOME (LOSS)	$ 3,915,956	$(13,658,293)	$ 28,698

NET INCOME (LOSS) PER UNIT

Class A	$ 487.92	$ (1,970.01)	$ (16.48)

Class B - Series 1	$ 67.99	$ (234.32)	$ (69.21)

Class B - Series 2	$ 42.90	$ (257.58)	$ (13.58)

Class B - Series 3	$ 60.03	$ (287.77)	$ 77.83

 See Notes to Financial Statements.

RFMC WILLOWBRIDGE FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 2006, 2005 and 2004
____________

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Unit	Amount	Class A
PARTNERS' CAPITAL,
DECEMBER 31, 2003	122.5730	$ 932,897	4,811.558	$36,620,539	$37,553,436

Subscriptions	10.5486	79,541	1,001.3554	7,496,155	7,575,696

Redemptions	-	-	(194.0970)	(1,466,831)	(1,466,831)

Net income (loss)	-	(1,450)	-	22,074	20,624

PARTNERS' CAPITAL,
DECEMBER 31, 2004	133.1216	1,010,988	5,618.8166	42,671,937	43,682,925

Subscriptions	9.9771	62,970	869.3117	5,467,935	5,530,905

Redemptions	(7.8172)	(50,000)	(939.2242)	(5,837,838)	(5,887,838)

Net loss	-	(263,072	-	11,092,445)	(11,355,517)

PARTNERS' CAPITAL,
DECEMBER 31, 2005	135.2815	760,886	5,548.9041	31,209,589	31,970,475

Subscriptions	4.3210	25,765	328.1098	1,941,187	1,966,952

Redemptions	-	-	(1,228.0415)	(7,170,399)	(7,170,399)

Net income	-	66,653	-	2,435,923	2,502,576

PARTNERS' CAPITAL,
DECEMBER 31, 2006	139.6025	$ 853,304	4,648.9724	$ 28,416,300	$ 29,269,604

See Notes to Financial Statements

RFMC WILLOWBRIDGE FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (CONTINUED)
For the Years Ended December 31, 2006, 2005 and 2004
______________

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B

PARTNERS' CAPITAL, JANUARY 1, 2004	-	$ -	-	$ -	-	$ -	$ -
Subscriptions	119.9385	106,684	53.8694	50,000	49.5000	49,500	206,184
Redemptions	-	-	-	-	-	-	-
Net income (loss)	-	4,953	-	(732)	-	3,853	8,074
PARTNERS' CAPITAL,
DECEMBER 31, 2004	119.9385	111,637	53.8694	49,268	49.5000	53,353	214,258
Subscriptions	2,249.5619	1,879,999	28,679.7112	20,776,250	70.7534	64,350	22,720,599
Redemptions	-	-	(97.4629)	(72,641)	-	-	(72,641)
Net (loss)	-	(341,358)	-	(1,938,723)	-	(22,695)	(2,302,776)
PARTNERS' CAPITAL,
DECEMBER 31, 2005	2,369.5004	1,650,278	28,636.1177	18,814,154	120.2534	95,008	20,559,440
Subscriptions	995.0434	754,355	9,725.1864	6,766,000	-	-	7,520,355
Redemptions	(493.2260)	(351,362)	(532.1353)	(367,512)	-	-	(718,874)
Net income	-	141,727	-	1,264,435	-	7,218	1,413,380
PARTNERS' CAPITAL,
DECEMBER 31, 2006	2,871.3178	$ 2,194,998	37,829.1688	$ 26,477,077	120.2534	$ 102,226	$ 28,774,301

See Notes to Financial Statements.

RFMC WILLOWBRIDGE FUND L.P.
NOTES TO FINANCIAL STATEMENTS
______________

1.              PARTNERSHIP ORGANIZATION

RFMC Willowbridge Fund, L.P. (formerly named The Willowbridge Fund, L.P.) (the "Partnership"), a Delaware limited partnership, was organized on January 24, 1986. The Partnership may engage in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts and forward contracts. Ruvane Fund Management Corporation (formerly named Ruvane Investment Corporation) is the general partner of the Partnership (the "General Partner") and is registered as a Commodity Pool Operator and an Introducing Broker with the Commodity Futures Trading Commission. The General Partner is required by the Limited Partnership Agreement, as amended and restated (the "Agreement"), to contribute $1,000 to the Partnership.

In accordance with the amendment to Section 5 of the Agreement, effective January 16, 2003, the Partnership offers separate classes of limited partnership interests, whereby interests which were issued prior to January 16, 2003 by the Partnership will be designated as Class A interests. The Partnership also offers Class B limited partnership interests through a private offering pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended. The Partnership will offer the Class B interests, up to an aggregate of $100,000,000; provided that the General may increase the amount of interests that will be offered in increments of $10,000,000 after notice to the limited partners. Commissions and redemption charges for the Class B interests will differ from those of the Class A interests, but in all other respects the Class A interests and the Class B interests will be identical. The Class A interests and Class B interests will also be traded pursuant to the same trading program.

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

B.             Due from Broker

Due from broker represents cash required to meet margin requirements and excess funds not required for margin which are typically invested in 30 day commercial paper and U.S. Treasury bills which are carried at cost plus accrued interest, which approximates market value. The amortized cost of the U.S. Treasury bills as of December 31, 2006 and 2005 was $2,864,593 and $2,871,704, respectively.  The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership's behalf. The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

C.             Revenue Recognition

Investments in commodity futures contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period, based on quoted market prices. The difference between the original cost basis of the contract and fair value is recorded as net unrealized gain on open positions on the Statements of Financial Condition. Realized gains and losses on closed contracts are recorded on a first-in-first-out basis. Interest income is recognized on an accrual basis. All commodity futures contracts and financial instruments are recorded at fair value in the financial statements.

RFMC WILLOWBRIDGE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
 _______________

2.            SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.           Commissions

The Class A partners pay to the General Partner a flat rate commission of 4.0 percent annually of the net asset value of the Class A partners' capital as of the beginning of each month. Class B limited partners pay to the General Partner a flat rate commission of up to 6.0 percent annually of the net asset value of the Class B partners' capital. From these amounts, the General Partner will pay for actual trading commissions incurred by the Partnership or reimburse the Partnership for any excess amounts, and will pay up to 3.0 percent from this amount to properly registered selling agents as their ongoing compensation for servicing Class B limited partners.

Commissions, including clearing and exchange fees, charged to each class or series of class were as follows:

	2006	2005	2004

Class A	$ 1,253,862	$ 1,581,417	$ 1,613,322
Class B - Series 1	54,001	41,579	1,892
Class B - Series 2	1,401,797	509,698	1,648
Class B - Series 3	5,038	4,320	1,258

Total	$ 2,714,698	$ 2.137,014	$ 1,618,120

For the years ended December 31, 2006, 2005 and 2004, the General Partner received net brokerage commissions of $1,808,945, $1,411,099 and $971,621, respectively, from the Partnership. Net brokerage commissions represents commissions charged to Class A and Class B partners less actual brokerage commissions paid to clearing brokers and amounts paid to selling agents for servicing Class B limited partners. As of December 31, 2006 and 2005, $143,169 and $161,962, respectively, is due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

E.             Statement of Cash Flows

The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standard No. 102, "Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

F.             Allocation of Income (Loss)

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

RFMC WILLOWBRIDGE FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

2.            SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               H.              Management Fees

The General Partner is paid an annual management fee equal to one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year. Such annual fee is paid in advance at the beginning of the respective year and is amortized by the Partnership on a straight-line basis over twelve months. For the years ended December 31, 2006, 2005 and 2004, such annual fees amounted to $525,299, $438,972 and $375,534, respectively.

In addition to the management fee paid to the General Partner, the Partnership pays Willowbridge a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership. These fees amounted to $566,423, $481,388 and $405,495 in 2006, 2005 and 2004, respectively.

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

                K.             Subscriptions

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month. Partners' contributions received in advance for subscriptions are recorded as prepaid subscriptions in the Statements of Financial Condition. The General Partner charges a one percent initial administrative fee on all limited partner unit subscriptions. The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion. Subscription proceeds to the Partnership are recorded net of these charges. For the years ended December 31, 2006, 2005 and 2004, the General Partner received initial administrative fees of $19,797, $54,509 and $70,865, respectively.

                L.              Redemptions

Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month on at least ten days written notice to the General Partner.  Class B interests are subject to an early redemption charge of up to 4 percent if such interests are redeemed within 12 months of their purchase.  The redemption charges are paid to the General Partner.  There were no redemption charges for the years ended December 31, 2006, 2005 and 2004.

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

RFMC WILLOWBRIDGE FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

2.             SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

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

In June 2006, the FASB issued Interpretation No. 48 ("FIN 48") entitled "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109".  FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The impact on the Partnership financial statements, if any, is currently being assessed.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157").  FAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. While FAS 157 does not require any new fair value measurements, for some entities, the application of FAS 157 may change current practice.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The implementation of FAS 157 is not expected to have a material impact on the Partnership's financial statements.

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108").  While not an official rule or interpretation of the SEC, SAB 108 was issued to address the diversity in practice in quantifying misstatements from prior years and assessing their effect on current year financial statements.  SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged.  The Partnership has assessed the impact of SAB 108 on its consolidated financial statements and does not expect the impact or adoption to be material to its financial statements.

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

RFMC WILLOWBRIDGE FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
________________

3.            DERIVATIVE INSTRUMENTS

The Partnership trades futures contracts in currencies, interest rates and a wide range of commodities, energy and metals.

The Partnership's trading results by market sector were as follows:

	For the year ended December 31, 2006

	Realized profits (losses)	Change in unrealized profits (losses)	Total trading profits (losses)

Currencies	$ (2,593,610)	$ 720,248	$ (1,873,362)

Interest rates	2,508,396	802,224	3,310,620

Grains	(1,481,447)	359,932	(1,121,515)

Livestock	504,620	(82,920)	421,700

Tropical products	(965,997)	368,894	(597,103)

Energy	261,478	798,206	1,059,684

Metals	6,520,575	(1,898,030)	4,622,545

Total trading losses	$ 4,754,015	$ 1,068,554	$ 5,822,569

	For the year ended December 31, 2005

	Realized profits (losses)	Change in unrealized profits (losses)	Total trading profits (losses)

Currencies	$ (7,827,625)	$ (1,134,442)	$ (8,962,067)

Interest rates	(2,133,111)	8,493	(2,124,618)

Grains	(1,683,163)	(164,555)	(1,847,718)

Livestock	(631,500)	104,400	(527,100)

Tropical products	(1,728,293)	(480,067)	(2,208,360)

Energy	541,708	(795,836)	(254,128)

Metals	2,065,210	2,434,805	4,500,015

Total trading losses	$(11,396,774)	$ (27,202)	$(11,423,976)

RFMC WILLOWBRIDGE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
____________

3.              DERIVATIVE INSTRUMENTS (CONTINUED)

For the year ended December 31, 2004
	Realized profits (losses)	Change in unrealized profits (losses)	Total trading profits (losses)

Currencies	$ (2,896,992)	$ (2,012,093)	$ (4,909,085)

Interest rates	155,695	313,163	468,858

Grains	1,887,524	(717,451)	1,170,073

Livestock	(191,170)	(219,790)	(410,960)

Tropical products	(1,604,125)	667,482	(936,643)

Energy	7,937,172	511,788	8,448,960

Metals	(214,722)	(466,525)	(681,247)

	$ 5,073,382	$ (1,923,426)	$ 3,149,956

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

B.             Fair Value

The derivative instruments used in the Partnership's trading activities are marked to market with the resulting unrealized profits recorded in the Statements of Financial Condition and the related trading profits/losses reflected in trading profits (losses) in the Statements of Income (Loss).  As of December 31, 2006 and 2005, substantially all of the Partnership's derivative financial instruments outstanding expire within 90 days.

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

4.              FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the year ended December 31, 2006.

		Class B	Class B	Class
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance (for a Unit outstanding for the entire year)
Net Asset Value, Beginning of the year	$ 5,624.46	$ 696.47	$ 657.01	$ 790.06
Gain (loss) from operations
Net investment loss	(155.05)	(11.82)	(31.60)	(29.96)
Net trading losses	642.97	79.81	74.50	89.99
Net loss	487.92	67.99	42.90	60.03
Net Asset Value, End of the year	$ 6,112.38	$ 764.46	$ 699.91	$ 850.09
Total Return (1)	8.67%	9.76%	6.53%	7.60%
Supplemental Data
Ratio of expenses to average net assets	7.08%	6.08%	9.12%	8.01%
Ratio of net investment loss
to average net assets	2.63%	1.61%	4.63%	3.59%
______________
(1)
Total return is calculated as ending net asset value less beginning net asset value divided by opening net asset value, and excludes the effect of sales commissions and initial administrative charges on subscriptions.

4.              FINANCIAL HIGHLIGHTS (CONTINUED)

The following sets forth the financial highlights for the year ended December 31, 2005.

	Class A	Class B Series 1	Class B Series 2	Class Series 3
Per Unit Operating Performance (for a Unit outstanding for the entire year)
Net Asset Value, Beginning of the year	$ 7,594.47	$ 930.79	$ 914.59	$ 1,077.83
Gain (loss) from operations
Net investment loss	(278.85)	(24.35)	(41.20)	(46.53)
Net trading losses	(1,691.16)	(209.97)	(216.38)	(241.24)
Net loss	(1,970.01)	(234.32)	(257.58)	(287.77)
Net Asset Value, End of the year	$ 5,624.46	$ 696.47	$ 657.01	$ 790.06
Total Return (1)	(25.94)%	(25.17)%	(28.16)%	(26.70)%
Supplemental Data
Ratio of expenses to average net assets	7.13%	6.42%	9.79%	8.36%
Ratio of net investment loss
to average net assets	4.44%	3.43%	6.33%	5.46%
______________
(1)
Total return is calculated as ending net asset value less beginning net asset value divided by opening net asset value, and excludes the effect of sales commissions and initial administrative charges on subscriptions.

*  *  *  *  *

INDEX TO EXHIBITS

Exhibit Number	Item Description

3.1	Certificate of Limited Partnership for The Willowbridge Fund L.P., dated January 16, 1986 (Filed as Exhibit 3.1 to the Registrant's Form 10 and incorporated by reference herein.)

3.2	Form of Amended and Restated Limited Partnership Agreement for the Partnership (Filed as Exhibit 3.2 to the Registrant's Form 10, and incorporated by reference herein.)

3.3	Form of First Amendment to Amended and Restated Limited Partnership Agreement for the Partnership (Filed as Exhibit A to the Definitive Proxy Statement filed on December 20, 2002, and incorporated by reference herein)

3.4	Form of Second Amendment to Amended and Restated Limited Partnership Agreement for the Partnership (Filed as Exhibit A to the Definitive Proxy Statement filed on October 20, 2003, and incorporated by reference herein)

10.1	Trading Advisor Agreement between the General Partner and the Advisor, dated April 1, 1991 (Filed as Exhibit 10.1 to the Registrant's Form 10, and incorporated by reference herein.)

14.01	General Partner Code of Ethics (Filed as Exhibit 14.01 to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, and incorporated by reference herein.)

31.1	Rule 13a-14(a)/13d-14(a) Certifications

32.1	Section 1350 Certification