Form 10-Q
period 2007-03-31
WILLOWBRIDGE FUND LP
filed 2007-05-15
CIK 794775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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
YES                NO    X

RFMC WILLOWBRIDGE FUND, L.P.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

RFMC WILLOWBRIDGE FUND, L.P. CONDENSED STATEMENTS OF FINANCIAL CONDITION As of March 31, 2007 and December 31, 2006 (Unaudited) __________________

	March 31,	December 31,
	2007	2006
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
Due from broker	$16,040,065	$19,003,327
Net unrealized gain on open positions	2,509,375	3.152,720
	18,549,440	22,156,047
CASH AND CASH EQUIVALENTS	34,837,342	36,745,965
DUE FROM GENERAL PARTNER	140,149	143,169
INTEREST RECEIVABLE	57,626	68,312
PREPAID EXPENSES	435,329	0

TOTAL ASSETS	$54,019,886	$59,113,493

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Prepaid subscriptions	$ 81,223	$ 241,030
Redemptions payable	488,008	530,936
Other accrued expenses	185,357	151,093
Accrued management fees	139,821	146,529
TOTAL LIABILITIES	894,409	1,069,588

PARTNERS' CAPITAL
Limited partners - Class A (4,456.1449 and 4,648.9724 fully redeemable units at March 31, 2007 and December 31, 2006, respectively)	25,363,115	28,416,300
Limited partners - Class B (41,253.5358 and 40,820.7400 fully redeemable units at March 31, 2007 and December 31, 2006, respectively)	26,965,156	28,774,301
General partner - Class A (140.0643 and 139.6025 fully redeemable units at March 31, 2007 and December 31, 2006, respectively)	797,206	853,304
TOTAL PARTNERS' CAPITAL	53,125,477	58,043,905

TOTAL LIABILITIES AND PARTNERS' CAPITAL	$ 54,019,886	$ 59,113,493

NET ASSET VALUE PER UNIT -
Class A (based on Partners' Capital of $26,160,321 and
$29,269,604 and 4,596.2092 and 4,788.5749 units outstanding)	$ 5,691.72	$ 6,112.38

Class B Series 1 - (based on Partners' Capital of $2,252,160 and
$2,194,998 and 3,155.7459 and 2,871.3178 units outstanding)	$ 713.67	$ 764.46

Class B Series 2 - (based on Partners' Capital of $24,657,132 and
$26,477,077 and 38,027.0365 and 37,829.1688 units outstanding)	$ 648.41	$ 699.91

Class B Series 3 - (based on Partners' Capital of $55,864 and
$102,226 and 70.7534 and 120.2534 units outstanding)	$ 789.56	$ 850.09

See Notes to Condensed Financial Statements.

RFMC WILLOWBRIDGE FUND, L.P. CONDENSED STATEMENTS OF LOSS For the Three Months Ended March 31, 2007 and 2006 (Unaudited) __________________
	Three Months Ended March 31,

	2007	2006
NET INVESTMENT INCOME (LOSS)
Income:
Interest income	$ 659,769	$ 505,838

Expenses:
Brokerage commissions	700,870	620,849
Management fees	284,931	259,558
Administrative expenses	117,142	128,731

Total expenses	1,102,943	1,009,138

Net investment loss	(443,174)	(503,300)

TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures:
Realized losses on closed positions, net	(3,033,838)	(4,914,952)
Change in unrealized profits on open
positions, net	(643,345)	2,654,316

Total trading losses	(3,676,728)	(2,260,636)

NET LOSS	$ (4,119,902)	$ (2,763,936)

NET LOSS PER UNIT

Class A	$ (420.66)	$ (288.21)

Class B - Series 1	$ (50.79)	$ (34.01)

Class B - Series 2	$ (51.50)	$ (36.84)

Class B - Series 3	$ (60.53)	$ (42.38)

See Notes to Financial Statements.

RFMC WILLOWBRIDGE FUND L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

_______________

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Unit	Amount	Class A
PARTNERS' CAPITAL,
JANUARY 1, 2007	139.6025	$ 853,304	4,648.9724	$ 28,416,300	$ 29,269,604
Subscriptions	0.4618	2,793	29.2739	177,628	180,421
Redemptions	-	-	(217.8641)	(1,289,672)	(1,289,672)
Transfer	-	-	(4.2373)	(24,118)	(24,118)
Net Loss	-	(58,891)	-	(1,917,023)	(1,975,914)
PARTNERS' CAPITAL,
MARCH 31, 2007	140.0643	$ 797,206	4,456.1449	$ 25,363,115	$ 26,160,321

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B

PARTNERS' CAPITAL,
JANUARY 1, 2007	2,871.3178	$ 2,194,998	37,829.1688	$ 26,477,077	120.2534	$ 102,226	$ 28,774,301
Subscriptions	281.6242	215,001	1,583.2818	1,085,000	-	-	1,300,001
Redemptions	(30.9898)	(23,659)	(1,385.4141)	(925,320)	(49.5000)	(40,297)	(989,276)
Transfer	33.7937	24,118	-	-	-	-	24,118
Net Loss	-	(158,298)	-	(1,979,625)	-	(6,065)	(2,143,988)
PARTNERS' CAPITAL,
MARCH 31, 2007	3,155.7459	$ 2,252,160	38,027.0365	$ 24,657,132	70.7534	$ 55,864	$ 26,965,156

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Unit	Amount	Class A
PARTNERS' CAPITAL,
JANUARY 1, 2006	135.2815	$ 760,886	5,548.9041	$ 31,209,589	$ 31,970,475
Subscriptions	1.7491	9,753	153.1606	846,508	856,261
Redemptions	-	-	(637.8835)	(3,499,572)	(3,499,572)
Net Loss	-	(39,410)	-	(1,532,800)	(1,572,210)
PARTNERS' CAPITAL,
MARCH 31, 2006	137.0306	$ 731,229	5,064.1812	$ 27,023,725	$ 27,754,954

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B

PARTNERS' CAPITAL,
JANUARY 1, 2006	2,396.5004	$ 1,650,278	28,636.1177	$ 18,814,154	120.2534	$ 95,008	$ 20,559,440
Subscriptions	246.3940	173,250	1,789.9179	1,165,000	-	-	1,338,250
Redemptions	(362.7892)	(252,265)	(132.2869)	(83,809)	-	-	(336,074)
Net Loss	-	(78,670)	-	(1,107,958)	-	(5,097)	(1,191,725)
PARTNERS' CAPITAL,
MARCH 31, 2006	2,253.1052	$ 1,492,593	30,293.7487	$ 18,787,387	120.2534	$ 89,911	$ 20,369,891

  See Notes to Condensed Financial Statements.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

_______________

1.	BASIS OF PRESENTATION

The interim condensed financial statements of RFMC Willowbridge Fund L.P. (the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United State of America (“GAAP”) for complete annual financial statements. These condensed financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners’ capital for the interim periods presented and are not necessarily indicative of a full year’s results.

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

Due from broker represents cash required to meet margin requirements and excess funds not required for margin which are typically invested in 30 day commercial paper and U.S. Treasury bills which are carried at cost plus accrued interest, which approximates market value. The amortized cost of the U.S. Treasury bills at March 31, 2007 and December 31, 2006 was $2,864,227 and $2,864,593, respectively.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Investments in commodity futures contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period, based on quoted market prices. The difference between the original cost basis of the contract and fair value is recorded as net unrealized gain or loss on open positions on the Condensed Statements of Financial Condition. Realized gains and losses on closed contracts are recorded on a first-in-first-out basis. Interest income is recognized on an accrual basis. All commodity futures contracts and financial instruments are recorded at fair value in the financial statements.

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

Commissions charged to each class or series of class were as follows:

	Three Months Ended
	March 31,
	2007	2006

Class A	$ 285,563	$ 313,309
Class B – Series 1	17,250	12,207
Class B – Series 2	396,964	294,148
Class B – Series 3	1,093	1,185

Total	$ 700,870	$ 620,849

For the three months ended March 31, 2007 and 2006, the General Partner received net brokerage commissions of $523,667 and $364,660, respectively, from the Partnership. Net brokerage commissions represents commissions charged to Class A and Class B partners less actual brokerage commissions paid to clearing brokers and amounts paid to selling agents for servicing Class B limited partners. As of March 31, 2007 and December 31, 2006, $140,149 and $143,169, respectively, is due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

E.	Statement of Cash Flows

The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standard No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2007 and 2006

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

Willowbridge Associates, Inc. (“Willowbridge”), the Commodity Trading Advisor (“CTA”) of the Partnership, is entitled to a quarterly incentive fee based on an increase in the adjusted net asset value of the Partnership’s assets allocated to trading. The CTA receives 25% of any new profits, as defined in the Agreement. The term “new profits” is defined as the increase, if any, in the adjusted net asset value of the assets allocated to trading. No incentive fees were earned during the three months ended March 31, 2007 and 2006.

H.	Management Fees

The General Partner is paid an annual management fee equal to one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year. Such annual fee is paid in advance at the beginning of the respective year and is amortized by the Partnership on a straight-line basis over twelve months. The total management fee paid to the General Partner in 2007 and 2006 was $580,439 and $525,299, respectively. For the three-month period ended March 31, 2007 and 2006, the Partnership recorded management fee expense earned by the General Partner of $145,110 and $131,105, respectively. As of March 31, 2007 and December 31, 2006, the unamortized prepaid management fees were $435,329 and $0, respectively.

In addition to the management fee paid to the General Partner, the Partnership pays Willowbridge a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership. These fees amounted to $139,821 and $128,452 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007 and December 31, 2006, $139,821 and $146,529, respectively, were due to Willowbridge.

I.	Administrative Expenses

Administrative expenses include professional fees, bookkeeping costs and other charges such as registration fees, printing costs and bank fees.

J.	Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

K.	Subscriptions

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month. Partners’ contributions received in advance for subscriptions are recorded as prepaid subscriptions in the Condensed Statements of Financial Condition. The General Partner charges a one percent initial administrative fee on all limited partner unit subscriptions. The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion. Subscription proceeds to the Partnership are recorded net of these charges. For the three months ended March 31, 2007 and 2006, the General Partner received initial administrative fees of $1,653 and $8,336, respectively.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2007 and 2006

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”) entitled “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”.  FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006.  The Partnership has evaluated its tax positions and has determined that the implementation of this pronouncement does not have a material impact on the Partnership’s financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”).  This statement amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.  FAS 155 primarily relates to accounting for derivative financial instruments involved in hedging activities.  FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Partnership has evaluated its financial instruments and has determined that the implementation of this pronouncement does not have a material impact on the Partnership’s financial statements.

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

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

_______________

4.	FINANCIAL HIGHLIGHTS

  The following sets forth the financial highlights for the periods presented.

	Three Months Ended March 31, 2007
	Class A	Class B Series 1	Class B Series 2	Class B Series 3

Per Unit Operating Performance
(for a Unit outstanding for the entire period)

Net Asset Value, Beginning of the period	$ 6,112.38	$ 764.46	$ 699.91	$ 850.09

Income (loss) from operations
Net investment loss	(33.30)	(2.30)	(7.25)	(6.72)
Net trading losses	(387.36)	(48.49)	(44.25)	(53.81)

Net loss	(420.66)	(50.79)	(51.50)	(60.53)

Net Asset Value, End of the period	$ 5,691.72	$ 713.67	$ 648.41	$ 789.56

Total Return (1)	(6.88)%	(6.64)%	(7.36)%	(7.12)%

Supplemental Data

Ratio of expenses to average net assets (2)	6.97%	5.99%	9.06%	8.57%

Ratio of net investment loss
To average net assets (2)	(2.26)%	(1.26)%	(4.33)%	(3.51)%

_________________
(1)	Total return is derived as opening asset value less ending net asset value divided by opening net asset value, and excludes the effect of sales commissions and initial administrative fees on subscriptions.
(2)	Annualized.

	Year Ended December 31, 2007
	Class A	Class B Series 1	Class B Series 2	Class B Series 3

Per Unit Operating Performance
(for a Unit outstanding for the entire year)

Net Asset Value, Beginning of the year	$ 5,624.46	$ 696.47	$ 657.01	$ 790.06

Income (loss) from operations
Net investment loss	(155.05)	(11.82)	(31.60)	(29.96)
Net trading profits	642.97	79.81	74.50	89.99

Net income	487.92	67.99	42.90	60.03

Net Asset Value, End of the year	$ 6,112.38	$ 764.46	$ 699.91	$ 850.09

Total Return (1)	8.67%	9.76%	6.53%	7.60%

Supplemental Data

Ratio of expenses to average net assets	7.08%	6.08%	9.12%	8.01%

Ratio of net investment loss
To average net assets	(2.63)%	(1.61)%	(4.63)%	(3.59)%
_________________
(1)	Total return is derived as opening asset value less ending net asset value divided by opening net asset value, and excludes the effect of sales commissions and initial administrative fees on subscriptions.

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

The success of the Partnership is dependent upon the ability of the Advisor to generate trading profits through the speculative trading of Commodity Interests sufficient to produce capital appreciation after payment of all fees and expenses. Future results will depend in large part upon the Commodity Interests markets in general, the performance of its advisor, the amount of subscriptions and redemptions and changes in interest rates. Due to the highly leveraged nature of the Partnership’s trading activity, small price movements in Commodity Interests may result in substantial gains or losses to the Partnership. Because of the nature of these factors and their interaction, past performance is not indicative of future results. As a result, any recent increases in net realized or unrealized gains may have no bearing on any results that may be obtained in the future.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2007 and 2006

For the quarter ended March 31, 2007, the partnership had total losses comprised of net trading losses representing $(3,033,383) in realized losses on closed positions, and $(643,345) in change in net unrealized losses on open positions, and $659,769 in interest income. For the same quarter in 2006 the Partnership had total losses comprised of net trading loss representing $(4,914,952) in realized losses on closed positions, and $2,654,316 in change in net unrealized gains on open positions, and $505,838 in interest income.

In January 2007, the Partnership was slightly unprofitable. The Partnership earned profits trading in copper, UK fixed income, crude oil and Japanese Yen; the Partnership generated losses in the Euro currency, coffee, natural gas and gasoline. The Partnership recorded a net loss of $169,798. In February 2007, trading was unprofitable as the Partnership had losses in Japanese Yen, UK fixed income, US fixed income and natural gas; the Partnership earned profits in soybeans, the Euro currency and gasoline.  The Partnership recorded a net loss of $2,290,973.   In March 2007, trading was not profitable. The Partnership had losses in silver, Japanese Yen, gold, British Pound and soybeans; the Partnership had gains in gasoline, crude oil and cocoa. The Partnership recorded a net loss of $1,659,131.

In January 2006, trading was slightly profitable. The Partnership earned profits trading in silver, natural gas, Japanese Yen and copper; the Partnership generated losses in the Euro currency and US fixed income. The Partnership recorded net income of $435,883. In February 2006, trading was unprofitable as the Partnership had losses in heating oil and the Euro currency; the Partnership earned profits in natural gas. The Partnership recorded a net loss of $2,185,076. In March 2006, trading was not profitable. The Partnership had losses in unleaded gasoline and the Japanese Yen; the Partnership had gains in silver and global fixed income markets. The Partnership recorded a net loss of $1,014,742.

For the quarter ended March 31, 2007, the Partnership had expenses comprised of $700,870 in brokerage commissions (including clearing and exchange fees), $284,931 in management fees, and $117,142 in administrative expenses. For the same quarter in 2006, the Partnership had expenses comprised of $620,849 in brokerage commissions (including clearing and exchange fees), $259,558 in management fees, and $128,731 in administrative expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership's reporting requirements under Securities Exchange Act of 1934, as amended.

As a result of above, the Partnership recorded a net loss of $4,119,902 for the quarter compared to a net loss of $2,763,936 for the same quarter in 2006.

At March 31, 2007, the net asset value of the Partnership was $53,125,477, compared to its net asset value of $58,043,905 at December 31, 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership’s primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership’s open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on a timely basis of market-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings, whether realized or unrealized. The Partnership’s total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership’s existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of March 31, 2007, by market sector:

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

Commodity

The Partnership’s primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to the energy markets (natural gas, crude oil, heating oil and unleaded gasoline) as of March 31, 2007, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of Commodity Interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used March 31, 2007 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership’s market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

•	The prices of the Partnership’s positions resulting from a 10% change in interest rates.

•	The U.S. dollar equivalent balances of the Partnership’s currency exposures due to a 10% shift in currency exchange rates.

•

The market value of the Partnership’s Commodity Interests due to a 10% change in the price of the Commodity Instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of March 31, 2007.

The potential loss in earnings for each market risk exposure as of March 31, 2007 was approximately:

Trading portfolio:

Commodity price risk	$ 1,037,224
Interest rate risk	$ 197,351
Currency exchange rate risk	$ 415,030

Item 4. Controls and Procedures

The President of the General Partner evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to insure that the Partnership's records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of March 31, 2007 the Partnership’s disclosure controls are effective. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect those controls during the first quarter of 2007.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The General Partner is not aware of any pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of March 31, 2007, 45,849.7443 Partnership Units were held by 721 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2007 through March 31, 2007, a total of  1,894.6417  Partnership Units were subscribed for the aggregate subscription amount of $1,480,422.  The monthly amount of the subscriptions of these Partnership Units are as follows:

Date of Subscriptions	Amount of Subscriptions

January 2007	$273,492
February 2007	$710,687
March 2007	$496,243

Investors in the Partnership who subscribed through a selling agent may have been charged a sales commission at a rate negotiated between such selling agent and the investor.  Such sales commission in no event exceeded 4% of the subscription amount. All of the sales of Partnership Units were exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

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

Date: May 15, 2007	RFMC WILLOWBRIDGE FUND L.P. By: Ruvane Fund Management Corporation Its: General Partner

By: /s/ Robert L. Lerner Robert L. Lerner President