Form 10-Q
period 2007-06-30
WILLOWBRIDGE FUND LP
filed 2007-08-14
CIK 794775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

RFMC WILLOWBRIDGE FUND, L.P. CONDENSED STATEMENTS OF FINANCIAL CONDITION As of June 30, 2007 (Unaudited) and December 31, 2006 __________________

	June 30,	December 31,
	2007	2006
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
Due from broker	$22,299,338	$19,003,327
Net unrealized gain on open positions	4,517,381	3,152,720
	26,816,719	22,156,047
CASH AND CASH EQUIVALENTS	35,108,739	36,745,965
DUE FROM GENERAL PARTNER	109,399	143,169
INTEREST RECEIVABLE AND OTHER ASSETS	88,309	68,312
PREPAID EXPENSES	290,219	0

TOTAL ASSETS	$62,413,385	$59,113,493

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Prepaid subscriptions	$ 233,344	$ 241,030
Redemptions payable	906,160	530,936
Other accrued expenses	72,408	151,093
Accrued management fees	147,991	146,529
TOTAL LIABILITIES	1,359,903	1,069,588

PARTNERS’ CAPITAL
Limited partners - Class A (4,727.8418 and 4,648.9724 fully redeemable units at June 30, 2007 and December 31, 2006, respectively)	30,832,355	28,416,300
Limited partners - Class B (39,296.3666 and 40,820.7400 fully redeemable units at June 30, 2007 and December 31, 2006, respectively)	29,305,435	28,774,301
General partner - Class A (140.4126 and 139.6025 fully redeemable units at June 30, 2007 and December 31, 2006, respectively)	915,692	853,304
TOTAL PARTNERS’ CAPITAL	61,053,482	58,043,905

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$ 62,413,385	$ 59,113,493

NET ASSET VALUE PER UNIT -
Class A (based on Partners’ Capital of $31,748,047 and
$29,269,604 and 4,868.2544 and 4,788.5749 units outstanding)	$ 6,521.44	$ 6,112.38

Class B Series 1 - (based on Partners’ Capital of $2,436,053 and
$2,194,998 and 2,972.0190 and 2,871.3178 units outstanding)	$ 819.66	$ 764.46

Class B Series 2 - (based on Partners’ Capital of $26,805,527 and
$26,477,077 and 36,253.5942 and 37,829.1688 units outstanding)	$ 739.39	$ 699.91

Class B Series 3 - (based on Partners’ Capital of $63,855 and
$102,226 and 70.7534 and 120.2534 units outstanding)	$ 902.50	$ 850.09

See Notes to Condensed Financial Statements. 3

RFMC WILLOWBRIDGE FUND, L.P. CONDENSED STATEMENTS OF INCOME (LOSS) For the Three Months and Six Months Ended June 30 , 2007 and 2006 (Unaudited) __________________

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
NET INVESTMENT (LOSS)
Income:
Interest income	$ 1,338,833	$ 1,145,742	$ 679,064	$ 639,904

Expenses:
Brokerage commissions	1,390,937	1,307,624	690,067	686,775
Management fees	578,032	539,717	293,101	280,160
Administrative expenses	276,607	279,039	159,465	150,307

Total expenses	2,245,576	2,126,380	1,142,633	1,117,242

Net investment loss	(906,743)	(980,638)	(463,569)	(477,338)

TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures:
Realized gains on closed positions, net	3,145,360	5,657,362	6,178,743	10,572,313
Change in unrealized gains (losses)
on open positions, net	1,364,661	76,951	2,008,006	(2,577,365)

Total trading profits	4,510,021	5,734,313	8,186,749	7,994,948

NET INCOME	$ 3,603,278	$ 4,753,675	$ 7,723,180	$ 7,517,610

NET INCOME PER UNIT

Class A	$ 409.06	$ 557.70	$ 829.72	$ 845.91

Class B - Series 1	$ 55.20	$ 72.85	$ 105.99	$ 106.86

Class B - Series 2	$ 39.48	$ 58.04	$ 90.98	$ 94.88

Class B - Series 3	$ 52.41	$ 74.07	$ 112.94	$ 116.45

See Notes to Condensed Financial Statements. 4

RFMC WILLOWBRIDGE FUND L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

_______________

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Unit	Amount	Class A
PARTNERS’ CAPITAL,
JANUARY 1, 2007	139.6025	$ 853,304	4,648.9724	$ 28,416,300	$ 29,269,604
Subscriptions	0.8101	4,864	381.9734	2,305,766	2,310,630
Redemptions	-	-	(298.8667)	(1,789,912)	(1,789,912)
Transfer	-	-	(4.2373)	(24,118)	(24,118)
Net income	-	57,524	-	1,924,319	1,981,843
PARTNERS’ CAPITAL,
JUNE 30, 2007	140.4126	$ 915,692	4,727.8418	$ 30,832,355	$ 31,748,047

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B

PARTNERS’ CAPITAL,
JANUARY 1, 2007	2,871.3178	$ 2,194,998	37,829.1688	$ 26,477,077	120.2534	$ 102,226	$ 28,774,301
Subscriptions	281.6242	215,000	1,726.5630	1,180,000	-	-	1,395,000
Redemptions	(214.7167)	(164,833)	(3,302.1376)	(2,304,290)	(49.5000)	(40,296)	(2,509,419)
Transfer	33.7937	24,118	-	-	-	-	24,118
Net income	-	166,770	-	1,452,740	-	1,925	1,621,435
PARTNERS’ CAPITAL,
JUNE 30, 2007	2,972.0190	$ 2,436,053	36,253.5942	$ 26,805,527	70.7534	$ 63,855	$ 29,305,435

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Unit	Amount	Class A
PARTNERS’ CAPITAL,
JANUARY 1, 2006	135.2815	$ 760,886	5,548.9041	$ 31,209,589	$ 31,970,475
Subscriptions	3.5313	21,017	287.4018	1,735,289	1,756,306
Redemptions	-	-	(814,0765)	(4,681,877)	(4,681,877)
Net income	-	76,261	-	2,785,244	2,861,505
PARTNERS’ CAPITAL,
JUNE 30, 2006	138.8128	$ 858,164	5,022.2294	$ 31,048,245	$31,906,409

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B

PARTNERS’ CAPITAL,
JANUARY 1, 2006	2,396.5004	$ 1,650,278	28,636.1177	$ 18,814,154	120.2534	$ 95,008	$ 20,559,440
Subscriptions	457.2005	336,204	4,956.4868	3,477,500	-	-	3,813,704
Redemptions	(404.4119)	(286,362)	(178.5885)	(118,924)	-	-	(405,286)
Net income	-	163,386	-	1,719,878	-	8,906	1,892,170
PARTNERS’ CAPITAL,
JUNE 30, 2006	2,422.2890	$ 1,863,506	33,414.0160	$ 23,892,608	120.2534	$ 103,914	$ 25,860,028

  See Notes to Condensed Financial Statements.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

_______________

1.	BASIS OF PRESENTATION

The interim condensed financial statements of RFMC Willowbridge Fund L.P. (the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete annual financial statements. These condensed financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’ s Annual Report on Form 10-K for the year ended December 31, 2006. The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners’ capital for the  interim periods presented and are not necessarily indicative of a full year’ s results.

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

Due from broker represents cash required to meet margin requirements and excess funds not required for margin which are typically invested in 30 day commercial paper and U.S. Treasury bills which are carried at cost plus accrued interest, which approximates market value. The amortized cost of the U.S. Treasury bills at June 30, 2007 and December 31, 2006 was $2,865,986 and $2,864,593, respectively. The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf. The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2007 and 2006

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

Commissions charged to each class or series of class were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Class A	$ 287,020	$ 325,008	$ 572,583	$ 638,317
Class B – Series 1	17,348	13,756	34,598	25,963
Class B – Series 2	384,967	346,705	781,931	640,852
Class B – Series 3	732	1,306	1,825	2,492

Total	$ 690,067	$ 686,775	$1,390,937	$1,307,624

For the three and six months ended June 30, 2007, the General Partner received net brokerage commissions of $511,300 and $1,034,966, respectively, and for the three and six months ended June 30, 2006, the General Partner received net brokerage commissions of $465,005 and $829,664, respectively, from the Partnership. Net brokerage commissions represents commissions charged to Class A and Class B partners less actual brokerage commissions paid to clearing brokers and amounts paid to selling agents for servicing Class B limited partners. As of June 30, 2007 and December 31, 2006, $109,399 and $143,169, respectively, is due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

E.	Statement of Cash Flows

The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standard No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2007 and 2006

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

Willowbridge Associates, Inc. (“Willowbridge”), the Commodity Trading Advisor (“CTA”) of the Partnership, is entitled to a quarterly incentive fee based on an increase in the adjusted net asset value of the Partnership’s assets allocated to trading. The CTA receives 25% of any new profits, as defined in the Agreement. The term “new profits” is defined as the increase, if any, in the adjusted net asset value of the assets allocated to trading. No incentive fees were earned during the six months ended June 30, 2007 and 2006.

H.	Management Fees

The General Partner is paid an annual management fee equal to one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year. Such annual fee is paid in advance at the beginning of the respective year and is amortized by the Partnership on a straight-line basis over twelve months. The total management fee paid to the General Partner in 2007 and 2006 was $580,439 and $525,299, respectively. For the three and six month periods ended June 30, 2007, the Partnership recorded management fee expense earned by the General Partner of $145,110 and $290,220, respectively, and for the three and six month periods ended June 30, 2006, the Partnership recorded management fee expense earned by the General Partner of $131,105 and $262,210, respectively. As of June 30, 2007 and December 31, 2006, the unamortized prepaid management fees were $290,219 and $0, respectively.

In addition to the management fee paid to the General Partner, the Partnership pays Willowbridge a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership. These fees amounted to $147,991 and $287,812 for the three and six months ended June 30, 2007, respectively, and $149,055 and $277,507 for the three and six months ended June 30, 2006, respectively. As of June 30, 2007 and December 31, 2006, $147,991 and $146,529, respectively, were due to Willowbridge.

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

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month. Partners’ contributions received in advance for subscriptions are recorded as prepaid subscriptions in the Condensed Statements of Financial Condition. The General Partner charges a one percent initial administrative fee on all limited partner unit subscriptions. The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion. Subscription proceeds to the Partnership are recorded net of these charges. For the three and six months ended June 30, 2007, the General Partner received initial administrative fees of $1,279 and $2,932, respectively, and for the three and six months ended June 30, 2006, the General Partner received initial administrative fees of $10,011 and $18,347, respectively.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2007 and 2006

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”) entitled “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The Partnership has evaluated its tax positions and has determined that the implementation of this pronouncement does not have a material impact on the Partnership’s financial statements.

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

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

_______________

4.	FINANCIAL HIGHLIGHTS

  The following sets forth the financial highlights for the periods presented.

	Six Months Ended June 30, 2007
	Class A	Class B Series 1	Class B Series 2	Class B Series 3

Per Unit Operating Performance
(for a Unit outstanding for the entire period)

Net Asset Value, Beginning of the period	$ 6,112.38	$ 764.46	$ 699.91	$ 850.09

Income (loss) from operations
Net investment loss	(69.24)	(4.94)	(14.73)	(13.71)
Net trading profits	478.30	60.14	54.21	66.12

Net income	409.06	55.20	39.48	52.41

Net Asset Value, End of the period	$ 6,521.44	$ 819.66	$ 739.39	$ 902.50

Total Return (1), (3)	6.69%	7.22%	5.64%	6.17%

Supplemental Data

Ratio of expenses to average net assets (2)	6.98%	6.05%	9.04%	8.11%

Ratio of net investment loss
To average net assets (2)	2.30%	1.32%	4.32%	3.34%

_________________
(1)	Total return is derived as opening net asset value less ending net asset value divided by opening net asset value, and excludes the effect of sales commissions and initial administrative fees on subscriptions.
(2)	Annualized.
(3)	Not annualized.

	Year Ended December 31, 2006
	Class A	Class B Series 1	Class B Series 2	Class B Series 3

Per Unit Operating Performance
(for a Unit outstanding for the entire year)

Net Asset Value, Beginning of the year	$ 5,624.46	$ 696.47	$ 657.01	$ 790.06

Income (loss) from operations
Net investment loss	(155.05)	(11.82)	(31.60)	(29.96)
Net trading profits	642.97	79.81	74.50	89.99

Net income	487.92	67.99	42.90	60.03

Net Asset Value, End of the year	$ 6,112.38	$ 764.46	$ 699.91	$ 850.09

Total Return (1)	8.67%	9.76%	6.53%	7.60%

Supplemental Data

Ratio of expenses to average net assets	7.08%	6.08%	9.12%	8.01%

Ratio of net investment loss
To average net assets	2.63%	1.61%	4.63%	3.59%
_________________
(1)	Total return is derived as opening asset value less ending net asset value divided by opening net asset value, and excludes the effect of sales commissions and initial administrative fees on subscriptions.

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

Investments in commodity futures, options and forward contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period. The difference between the original cost basis of the contract and fair value is recorded in income as a net unrealized gain or loss on open positions  on the Condensed Statements of Financial Condition. Realized gains and losses on closed contracts are recorded on a first-in-first-out basis. Interest income is recognized on an accrual basis. All Commodity Interests and financial instruments are recorded at fair value in the financial statements. Fair value is based on quoted market prices or estimates of fair value.

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

Results of Operations

Comparison of the Three Months June 30, 2007 and 2006

For the quarter ended June 30, 2007, the Partnership had total income comprised of net trading profits representing $6,178,743 in realized gains (losses) on closed positions, and $2,008,006 in change in net unrealized gains/(losses) on open positions, and $679,064 in interest income. For the same quarter in 2006 the Partnership had total income comprised of net trading profits representing $10,572,313 in realized gains (losses) on closed positions and, $(2,577,365) in change in net unrealized gains (losses) on open positions, and $639,904 in interest income.

In April 2007, the Partnership had gains in gasoline, the Euro currency, the Canadian Dollar, the Australian Dollar and the Japanese Yen; there were losses in crude oil, natural gas and silver. The Partnership recorded a net income of $3,227,321.  In May 2007, the Partnership had gains in the Japanese Yen, the Canadian Dollar and European fixed income instruments; there were losses in the Euro currency, heating oil and silver.  The Partnership recorded a net income of $898,624 . In June 2007, the Partnership had gains in European fixed income instruments, wheat, natural gas and US Treasury Bonds; there were losses in coffee, heating oil and gasoline.  The Partnership recorded a net income of $3,597,235.

In April 2006, trading was profitable in gold and silver, the Euro currency, and the energy sector. There were losses in the Japanese Yen and wheat. The Partnership recorded a net income of $11,455,018. In May 2006, trading was unprofitable in silver, Japanese Yen and the energy sector. There were gains in gold and British Pound. The Partnership recorded a net loss of $493,628. In June 2006, trading was unprofitable in the Canadian Dollar and the energy sector. The Partnership's positions in UK fixed income markets were profitable.  The Partnership recorded a net loss of $3,443,780.

For the quarter ended June 30, 2007, the Partnership had expenses comprised of $690,067 in brokerage commissions (including clearing and exchange fees), $293,101 in management fees, $159,465 in administrative expenses, and $0 in incentive fees. For the same quarter in 2006, the Partnership had expenses comprised of $686,775 in brokerage commissions (including clearing and exchange fees), $280,160 in management fees, $150,307 in administrative expenses and $0 in incentive fees. Incentive fees are a fraction of quarterly trading profits. Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership's reporting requirements under Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net gain of $7,723,180 for the three months ended June 30, 2007, compared to a net gain of $7,517,610 for the same period in 2006.

At June 30, 2007, the net asset value of the Partnership was $61,053,482, compared to its net asset value of $58,043,905 at December 31, 2006.

During the quarter, the Partnership had no credit exposure to counterparty that is foreign commodities exchange or to any counterparty dealing in over the counter contracts which is material.

Comparison of Six Months Ended June 30, 2007 and 2006

For the six months ended June 30, 2007, the Partnership had total income comprised of net trading profits representing $3,145,360 in realized gains (losses) on closed positions, $1,364,661 in change in net unrealized gains on open positions, and $1,338,833 in interest income. For the same period in 2006 the Partnership had total income comprised of net trading profits representing $5,657,362 in realized gains on closed positions, $76,951 in change in net unrealized gains (losses) on open positions, and $1,145,742 in interest income.

In January 2007, the Partnership was slightly unprofitable. The Partnership earned profits trading in copper, UK fixed income, crude oil and Japanese Yen; the Partnership generated losses in the Euro currency, coffee, natural gas and gasoline. The Partnership recorded a net loss of $169,798. In February 2007, trading was unprofitable as the Partnership had losses in Japanese Yen, UK fixed income, US fixed income and natural gas; the Partnership earned profits in soybeans, the Euro currency and gasoline. The Partnership recorded a net loss of $2,290,973. In March 2007, trading was not profitable. The Partnership had losses in silver, Japanese Yen, gold, British Pound and soybeans; the Partnership had gains in gasoline, crude oil and cocoa. The Partnership recorded a net loss of $1,659,131. In April 2007, the Partnership had gains in gasoline, the Euro currency, the Canadian Dollar, the Australian Dollar and the Japanese Yen; there were losses in crude oil, natural gas and silver. The Partnership recorded a net income of $3,227,321. In May 2007, the Partnership had gains in the Japanese Yen, the Canadian Dollar and European fixed income instruments; there were losses in the Euro currency, heating oil and silver. The Partnership recorded a net income of $898,624 . In June 2007, the Partnership had gains in European fixed income instruments, wheat, natural gas and US Treasury Bonds; there were losses in coffee, heating oil and gasoline. The Partnership recorded a net income of $3,597,235.

In January 2006, trading was slightly profitable. The Partnership earned profits trading in silver, natural gas, Japanese Yen and copper; the Partnership generated losses in the Euro currency and US fixed income. The Partnership recorded a net income of $435,883. In February 2006, trading was unprofitable as the Partnership had losses in heating oil and the Euro currency; the Partnership earned profits in natural gas. The Partnership recorded a net loss of $2,185,076. In March 2006, trading was not profitable. The Partnership had losses in unleaded gasoline and the Japanese Yen; the Partnership had gains in silver and global fixed income markets. The Partnership recorded a net loss of $1,014,742. In April 2006, trading was profitable in gold and silver, the Euro currency, and the energy sector. There were losses in the Japanese Yen and wheat. The Partnership recorded a net income of $11,455,038. In May 2006, trading was unprofitable in silver, Japanese Yen and the energy sector. There were gains in gold and British Pound. The Partnership recorded a net loss of $493,628. In June 2006, trading was unprofitable in the Canadian Dollar and the energy sector. The Partnership's positions in UK fixed income were profitable.  The Partnership recorded a net loss of $3,443,780.

For the six months ended June 30, 2007, the Partnership had expenses comprised of $1,390,937 in brokerage commissions (including clearing and exchange fees), $578,032 in management fees, $276,607 in administrative expenses, and $0 in incentive fees.  For the same period in 2006, the Partnership had expenses comprised of $1,307,624 in brokerage commissions (including clearing and exchange fees), $539,717 in management fees, $279,039 in administrative expenses, and $0 in incentive fees. Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership's reporting requirements under Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net gain of $3,603,278 for the six months ended June 30, 2007, as compared to a net gain of $4,753,675 for the same period in 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

                The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership’s primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership’s open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on a timely basis of market-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings, whether realized or unrealized. The Partnership’s total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership’s existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of June 30, 2007, by market sector:

Interest Rate

Interest rate risk is a significant market exposure of the Partnership. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other- G-7 countries. The General Partner anticipates that G-7 interest rates will remain the primary interest rate market exposure of the Partnership for the foreseeable future.

Currency

The Partnership’s currency exposure is to exchange rate fluctuations, primarily in the following countries: Germany, England, Japan, France, Switzerland, Australia, Canada and the United States of America. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future.

Commodity

The Partnership’s primary metals market exposure is to fluctuations in the price of gold, silver and copper.  The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions.  The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above.  Additionally, the Partnership had exposure to the energy markets (natural gas, crude oil, heating oil and unleaded gasoline) as of June 30, 2007, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of Commodity Interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used June 30, 2007 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership’s market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

•	The prices of the Partnership’s positions resulting from a 10% change in interest rates.

•	The U.S. dollar equivalent balances of the Partnership’s currency exposures due to a 10% shift in currency exchange rates.

•

The market value of the Partnership’s Commodity Interests due to a 10% change in the price of the Commodity Instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has disclosed the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of June 30, 2007.

The potential loss in earnings for each market risk exposure as of June 30, 2007 was approximately:

Trading portfolio:

Commodity price risk	$ 588,731
Interest rate risk	$ 505,511
Currency exchange rate risk	$ 440,905

Item 4. Controls and Procedures

The President of the General Partner evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to insure that the Partnership's records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of June 30, 2007 the Partnership’s disclosure controls are effective. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect those controls during the second quarter of 2007.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The General Partner is not aware of any pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of June 30, 2007, 44,164.6210 Partnership Units were held by 702 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2007 through June 30, 2007, a total of  2,390.9707 Partnership Units were subscribed for the aggregate subscription amount of $3,705,630.  The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions

January 2007	$ 273,492
February 2007	$ 710,687
March 2007	$ 496,243
April 2007	$ 107,272
May 2007	$ 2,085,281
June 2007	$ 32,655

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

Date: August 14, 2007	RFMC WILLOWBRIDGE FUND L.P. By: Ruvane Fund Management Corporation Its: General Partner

By: /s/ Robert L. Lerner Robert L. Lerner President