Form 10-Q
period 2007-09-30
WILLOWBRIDGE FUND LP
filed 2007-11-14
CIK 794775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

RFMC WILLOWBRIDGE FUND, L.P. CONDENSED STATEMENTS OF FINANCIAL CONDITION As of September 30, 2007 (Unaudited) and December 31, 2006 __________________

	September 30,	December 31,
	2007	2006
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
Due from broker	$ 24,766,344	$19,003,327
Net unrealized gain on open positions	4,794,079	3,152,720
	29,560,423	22,156,047
CASH AND CASH EQUIVALENTS	32,344,537	36,745,965
DUE FROM GENERAL PARTNER	60,920	143,169
INTEREST RECEIVABLE AND OTHER ASSETS	82,851	68,312
PREPAID EXPENSES	145,110	0

TOTAL ASSETS	$ 62,193,841	$59,113,493

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Prepaid subscriptions	$ 18,345	$ 241,030
Redemptions payable	1,666,976	530,936
Other accrued expenses	117,344	151,093
Accrued management fees	150,594	146,529
TOTAL LIABILITIES	1,953,259	1,069,588

PARTNERS’ CAPITAL
Limited partners - Class A (4,513.1257 and 4,648.9724 fully redeemable units at September 30, 2007 and December 31, 2006, respectively)	30,541,274	28,416,300
Limited partners - Class B (37,549.6216 and 40,820.7400 fully redeemable units at September 30, 2007 and December 31, 2006, respectively)	28,955,921	28,774,301
General partner - Class A (109.8514 and 139.6025 fully redeemable units at September 30, 2007 and December 31, 2006, respectively)	743,387	853,304
TOTAL PARTNERS’ CAPITAL	60,240,582	58,043,905

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$ 62,193,841	$ 59,113,493

NET ASSET VALUE PER UNIT -
Class A (based on Partners’ Capital of $31,284,661 and
$29,269,604 and 4,622.9771 and 4,788.5749 units outstanding)	$ 6,767.21	$ 6,112.38

Class B Series 1 - (based on Partners’ Capital of $2,638,138 and
$2,194,998 and 3,094.0205 and 2,871.3178 units outstanding)	$ 852.66	$ 764.46

Class B Series 2 - (based on Partners’ Capital of $26,251,685 and
$26,477,077 and 34,384.8477 and 37,829.1688 units outstanding)	$ 763.47	$ 699.91

Class B Series 3 - (based on Partners’ Capital of $66,098 and
$102,226 and 70.7534 and 120.2534 units outstanding)	$ 934.20	$ 850.09

See Notes to Condensed Financial Statements. 3

RFMC WILLOWBRIDGE FUND, L.P. CONDENSED STATEMENTS OF INCOME (LOSS) For the Three Months and Nine Months Ended September 30, 2007 and 2006 (Unaudited) __________________

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
NET INVESTMENT INCOME (LOSS)
Income:
Interest income	$ 2,000,438	$ 1,809,635	$ 661,605	$ 663,893

Expenses:
Brokerage commissions	2,114,718	1,996,265	723,781	688,641
Management fees	873,736	814,088	295,704	274,371
Administrative expenses	409,843	435,880	133,236	156,841

Total expenses	3,398,297	3,246,233	1,152,721	1,119,853

Net investment loss	(1,397,859)	(1,436,598)	(491,116)	(455,960)

TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures:
Net realized gains (losses) on closed positions	5,438,577	4,989,702	2,293,217	(667,660)
Change in net unrealized gains
on open positions	1,641,359	2,495,969	276,698	2,419,018

Total trading profits	7,079,936	7,485,671	2,569,915	1,751,358

NET INCOME	$ 5,682,077	$ 6,049,073	$ 2,078,799	$ 1,295,398

NET INCOME PER UNIT

Class A	$ 654.83	$ 698.56	$ 245.77	$ 140.86

Class B - Series 1	$ 88.20	$ 92.33	$ 33.00	$ 19.48

Class B - Series 2	$ 63.56	$ 70.70	$ 24.08	$ 12.66

Class B - Series 3	$ 84.11	$ 91.56	$ 31.70	$ 17.49

See Notes to Condensed Financial Statements. 4

RFMC WILLOWBRIDGE FUND L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

_______________

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Unit	Amount	Class A
PARTNERS’ CAPITAL,
JANUARY 1, 2007	139.6025	$ 853,304	4,648.9724	$ 28,416,300	$ 29,269,604
Subscriptions	1.1720	7,195	398.2668	2,411,113	2,418,308
Redemptions	(30.9231)	(200,000)	(529.8762)	(3,294,740)	(3,494,740)
Transfer	-	-	(4.2373)	(24,118)	(24,118)
Net income	-	82,888	-	3,032,719	3,115,607
PARTNERS’ CAPITAL,
September 30, 2007	109.8514	$ 743,387	4,513.1257	$ 30,541,274	$ 31,284,661

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B

PARTNERS’ CAPITAL,
JANUARY 1, 2007	2,871.3178	$ 2,194,998	37,829.1688	$ 26,477,077	120.2534	$ 102,226	$ 28,774,301
Subscriptions	403.6256	315,000	3,220.1820	2,260,000	-	-	2,575,000
Redemptions	(214.7167)	(164,833)	(6,664.5031)	(4,778,839)	(49.5000)	(40,296)	(4,983,968)
Transfer	33.7938	24,118	-	-	-	-	24,118
Net income	-	268,855	-	2,293,447	-	4,168	2,566,470
PARTNERS’ CAPITAL,
September 30, 2007	3,094.0205	$ 2,638,138	34,384.8477	$ 26,251,685	70.7534	$ 66,098	$ 28,955,921

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Unit	Amount	Class A
PARTNERS’ CAPITAL,
JANUARY 1, 2006	135.2815	$ 760,886	5,548.9041	$ 31,209,589	$ 31,970,475
Subscriptions	3.9618	23,574	306.0881	1,845,026	1,868,600
Redemptions	-	-	(917.0947)	(5,305,948)	(5,305,948)
Net income	-	95,978	-	3,473,752	3,569,730
PARTNERS’ CAPITAL,
September 30, 2006	139.2433	$ 880,438	4,937.8975	$ 31,222,419	$32,102,857

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B

PARTNERS’ CAPITAL,
JANUARY 1, 2006	2,396.5004	$ 1,650,278	28,636.1177	$ 18,814,154	120.2534	$ 95,008	$ 20,559,440
Subscriptions	457.2005	336,204	7,808.8498	5,431,000	-	-	5,767,204
Redemptions	(472.6589)	(336,362)	(311.6601)	(212,135)	-	-	(548,497)
Net income	-	206,751	-	2,261,582	-	11,010	2,479,343
PARTNERS’ CAPITAL,
September 30, 2006	2,354.0420	$ 1,856,871	36,133.3074	$ 26,294,601	120.2534	$ 106,018	$ 28,257,490

  See Notes to Condensed Financial Statements.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six Months Ended September 30, 2007 and 2006

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

The Partnership, a Delaware limited partnership, was organized on January 24, 1986. The Partnership may engage in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts and forward contracts. Ruvane Fund Management Corporation is the general partner of the Partnership (the “General Partner”) and is registered as a Commodity Pool Operator and an Introducing Broker with the Commodity Futures Trading Commission. The General Partner is required by the Limited Partnership Agreement, as amended and restated (the “Agreement”), to contribute $1,000 to the Partnership.

In accordance with the amendment to Section 5 of the Agreement, effective January 16, 2003, the Partnership offers separate classes of limited partnership interests, whereby interests which were issued prior to January 16, 2003 by the Partnership were designated as Class A interests. The Partnership also offers Class B limited partnership interests through a private offering pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended. The Partnership will offer the Class B interests up to an aggregate of $100,000,000; provided that the General Partner may increase the amount of interests that will be offered in increments of $10,000,000 after notice to the limited partners. Commissions and redemption charges for the Class B interests will differ from those of the Class A interests, but in all other respects the Class A interests and the Class B interests will be identical. The Class A interests and Class B interests will also be traded pursuant to the same trading program.

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

Due from broker represents cash required to meet margin requirements and excess funds not required for margin which are typically invested in 30 day commercial paper and U.S. Treasury bills which are carried at cost plus accrued interest, which approximates market value. The amortized cost of the U.S. Treasury bills at September 30, 2007 and December 31, 2006 was $7,813,395 and $2,864,593, respectively. The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf. The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended September 30, 2007 and 2006

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Revenue Recognition

Investments in commodity futures contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period, based on quoted market prices. Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis. Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized gains (losses) on closed positions” in the Statements of Income (Loss). Net unrealized gains or losses on open contracts are reflected in the Statements of Financial Condition. Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss) under the caption “Change in net unrealized gains on open positions”. Interest income is recognized on an accrual basis.

D.	Commissions

The Class A partners pay to the General Partner a flat commission of 4.0% annually of the net asset value of the Class A partners’ capital as of the beginning of each month. Class B limited partners pay to the General Partner a flat commission equal to the following percentages of each Series applicable net asset value: Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%. From these amounts, the General Partner will pay for actual trading commissions incurred by the Partnership, and will pay up to 3.0% from this amount to properly registered selling agents as their ongoing compensation for servicing Class B limited partners.

Commissions charged to each class or series of class were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Class A	$ 307,487	$ 308,931	$ 880,070	$ 947,248
Class B – Series 1	18,854	13,490	53,452	39,453
Class B – Series 2	396,653	364,961	1,178,584	1,005,813
Class B – Series 3	787	1,259	2,612	3,751

Total	$ 723,781	$ 688,641	$2,114,718	$1,996,265

For the three and nine months ended September 30, 2007, the General Partner received net brokerage commissions of $575,049 and $1,610,015, respectively, and for the three and nine months ended September 30, 2006, the General Partner received net brokerage commissions of $502,082 and $1,331,747, respectively, from the Partnership. Net brokerage commissions represents commissions charged to Class A and Class B partners less actual brokerage commissions paid to clearing brokers and amounts paid to selling agents for servicing Class B limited partners. As of September 30, 2007 and December 31, 2006, $60,920 and $143,169, respectively, were due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership

E.	Statement of Cash Flows

The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standard No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended September 30, 2007 and 2006

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

Willowbridge Associates, Inc. (“Willowbridge”), the Commodity Trading Advisor (“CTA”) of the Partnership, is entitled to a quarterly incentive fee based on an increase in the adjusted net asset value of the Partnership’s assets allocated to trading. The CTA receives 25% of any new profits, as defined in the Agreement. The term “new profits” is defined as the increase, if any, in the adjusted net asset value of the assets allocated to trading. No incentive fees were earned during the six months ended September 30, 2007 and 2006.

H.	Management Fees

The General Partner is paid an annual management fee equal to one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year. Such annual fee is paid in advance at the beginning of the respective year and is amortized by the Partnership on a straight-line basis over twelve months. The total management fee paid to the General Partner in 2007 and 2006 was $580,439 and $524,421, respectively. For the three and nine month periods ended September 30, 2007, the Partnership recorded management fee expense earned by the General Partner of $145,110 and $435,329, respectively, and for the three and nine month periods ended September 30, 2006, the Partnership recorded management fee expense earned by the General Partner of $131,106 and $393,316, respectively. As of September 30, 2007 and December 31, 2006, the unamortized prepaid management fees were $145,110 and $0, respectively

In addition to the management fee paid to the General Partner, the Partnership pays Willowbridge a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership. These fees amounted to $150,594 and $438,407 for the three and nine months ended September 30, 2007, respectively, and $143,265 and $420,772 for the three and nine months ended September 30, 2006, respectively. As of September 30, 2007 and December 31, 2006, $150,594 and $146,529, respectively, were due to Willowbridge.

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

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month. Partners’ contributions received in advance for subscriptions are recorded as prepaid subscriptions in the Condensed Statements of Financial Condition. The General Partner charges a one percent initial administrative fee on all limited partner unit subscriptions. The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion. Subscription proceeds to the Partnership are recorded net of these charges. For the three and nine months ended September 30, 2007, the General Partner received initial administrative fees of $1,020 and $3,952, respectively, and for the three and nine months ended September 30, 2006, the General Partner received initial administrative fees of $490 and $18,837, respectively.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended September 30, 2007 and 2006

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48“) entitled “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 was required for fiscal years beginning after December 15, 2006. The Partnership has evaluated its tax positions and has determined that the implementation of this pronouncement did not have a material impact on the Partnership’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (FASB) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. While FAS 157 does not require any new fair value measurements, for some entities, the application of FAS 157 may change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The implementation of FAS 157 is not expected to have a material impact on the Partnership’s financial statements

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

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended September 30, 2007 and 2006

(Unaudited)

_______________

4.	FINANCIAL HIGHLIGHTS

  The following sets forth the financial highlights for the periods presented.

	Nine Months Ended September 30, 2007
	Class A	Class B Series 1	Class B Series 2	Class B Series 3

Per Unit Operating Performance
(for a Unit outstanding for the entire period)

Net Asset Value, Beginning of the period	$ 6,112.38	$ 764.46	$ 699.91	$ 850.09

Income (loss) from operations
Net investment loss	(108.62)	(7.90)	(22.80)	(21.28)
Net trading profits	763.45	96.10	86.36	105.39

Net income	654.83	88.20	63.56	84.11

Net Asset Value, End of the period	$ 6,767.21	$ 852.66	$ 763.47	$ 934.20

Total Return (1), (3)	10.71%	11.54%	9.08%	9.89%

Supplemental Data

Ratio of expenses to average net assets (2)	6.99%	5.99%	9.05%	7.99%

Ratio of net investment loss
to average net assets (2)	2.36%	1.37%	4.40%	3.35%

_________________
(1)	Total return is derived as opening net asset value less ending net asset value divided by opening net asset value, and excludes the effect of sales commissions and initial administrative charges on subscriptions.
(2)	Annualized.
(3)	Not annualized.

	Year Ended December 31, 2006
	Class A	Class B Series 1	Class B Series 2	Class B Series 3

Per Unit Operating Performance
(for a Unit outstanding for the entire year)

Net Asset Value, Beginning of the year	$ 5,624.46	$ 696.47	$ 657.01	$ 790.06

Income (loss) from operations
Net investment loss	(155.05)	(11.82)	(31.60)	(29.96)
Net trading profits	642.97	79.81	74.50	89.99

Net income	487.92	67.99	42.90	60.03

Net Asset Value, End of the period	$ 6,112.38	$ 764.46	$ 699.91	$ 850.09

Total Return (1)	8.67%	9.76%	6.53%	7.60%

Supplemental Data

Ratio of expenses to average net asset	7.08%	6.08%	9.12%	8.01%

Ratio of net investment loss
to average net assets	2.63%	1.61%	4.63%	3.59%
_________________
(1)	Total return is derived as opening net asset value less ending net asset value divided by opening net asset value, and excludes the effect of sales commissions and initial administrative fees on subscriptions.

* * * * *

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

RFMC Willowbridge Fund, L.P. (formerly named The Willowbridge Fund L.P.) (the “Partnership”) engages in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts and forward contracts (“Commodity Interests”). The objective of the Partnership is the appreciation of its assets through speculative trading. Ruvane Fund Management Corporation is the General Partner of the Partnership (the “General Partner”) and Willowbridge Associates, Inc. is the Partnership’s trading advisor (the “Advisor”).

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

Results of Operations

Comparison of the Three Months September 30, 2007 and 2006

For the quarter ended September 30, 2007, the Partnership had total net trading profits of $2,569,915 comprised of $2,293,217 in realized gains on closed positions, and $276,698 in change in net unrealized gains on open positions. For the same quarter in 2006 the Partnership had total net trading profits of $1,751,358 comprised of $(667,600) in realized losses on closed positions, and $2,419,018 in change in net unrealized gains on open positions.

    In July 2007, the Partnership recorded a net loss of $550,283. Trading was unprofitable with losses in the Japanese Yen, gasoline, soybean mean and gold, and offsetting gains were made in crude oil, the Euro currency and natural gasoline. In August 2007, the Partnership recorded a net loss of $2,067,363. Trading was unprofitable in copper, crude oil, and heating oil, and there were offsetting gains in the Japanese Yen, Japanese government bonds and wheat. In September 2007, the Partnership recorded net income of $4,696,445. Trading was profitable in the Euro currency, crude oil, heating oil and wheat, and there were offsetting losses in natural gasoline and copper.

In July 2006, trading was unprofitable in the Euro currency, heating oil and Long Gilts, although offsetting gains were made in natural gasoline and the Partnership recorded a net loss of $3,166,822. In August 2006, trading was profitable in the Japanese Yen, sugar and US Treasury bonds although offsetting losses were made in natural gas and Partnership recorded a net income of $222,151. In September 2006, trading was profitable in natural gas, heating oil, unleaded gasoline and crude oil, although offsetting losses were made in the Euro currency and Long Gilts, and Partnership recorded a net income of $4,240,069

For the quarter ended September 30, 2007, the Partnership had expenses comprised of $723,781 in brokerage commissions (including clearing and exchange fees), $295,704 in management fees, $133,236 in administrative expenses, and $0 in incentive fees. For the same quarter in 2006, the Partnership had expenses comprised of $688,641 in brokerage commissions (including clearing and exchange fees), $274,371 in management fees, $156,841 in administrative expenses, and $0 in incentive fees. Incentive fees are a fraction of quarterly trading profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded net income of $2,078,799 for the three months ended September 30, 2007, compared to a net income of  $1,295,398 for the same period in 2006.

                At September 30, 2007, the net asset value of the Partnership was $60,240,582, compared to its net asset value of $58,043,905 at December 31, 2006.

During the quarter, the Partnership had no credit exposure to a counterparty that is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which is material.

Comparison of Nine Months Ended September 30, 2007 and 2006

For the nine months ended September 30, 2007, the Partnership had total net trading profits of $7,079,936 comprised of  $5,438,577 in net realized gains on closed positions, and $1,641,359 in change in net unrealized gains on open positions. For the same period in 2006 the Partnership had total net trading profits of $7,485,671 comprised of $4,989,702 in net realized gains on closed positions, and $2,495,969 in change in net unrealized gains on open positions.

 In January 2007, the Partnership was slightly unprofitable. The Partnership earned profits trading in copper, UK fixed income, crude oil and Japanese Yen; the Partnership generated losses in the Euro currency, coffee, natural gas and gasoline. The Partnership recorded a net loss of $169,798. In February 2007, trading was unprofitable as the Partnership had losses in Japanese Yen, UK fixed income, US fixed income and natural gas; the Partnership earned profits in soybeans, the Euro currency and gasoline. The Partnership recorded a net loss of $2,290,973. In March 2007, trading was not profitable. The Partnership had losses in silver, Japanese Yen, gold, British Pound and soybeans; the Partnership had gains in gasoline, crude oil and cocoa. The Partnership recorded a net loss of $1,659,131. In April 2007, the Partnership had gains in gasoline, the Euro currency, the Canadian Dollar, the Australian Dollar and the Japanese Yen; there were losses in crude oil, natural gas and silver. The Partnership recorded a net income of $3,227,321. In May 2007, the Partnership had gains in the Japanese Yen, the Canadian Dollar and European fixed income instruments; there were losses in the Euro currency, heating oil and silver. The

Partnership recorded a net income of $898,624 . In June 2007, the Partnership had gains in European fixed income instruments, wheat, natural gas and US Treasury Bonds; there were losses in coffee, heating oil and gasoline. The Partnership recorded a net income of $3,597,235.   In July 2007, the Partnership recorded a net loss of $550,283. Trading was unprofitable with losses in the Japanese Yen, gasoline, soybean mean and gold, and offsetting gains were made in crude oil, the Euro currency and natural gasoline. In August 2007, the Partnership recorded a net loss of $2,067,363. Trading was unprofitable in copper, crude oil, and heating oil, and there were offsetting gains in the Japanese Yen, Japanese government bonds and wheat. In September 2007, the Partnership recorded a net income of $4,696,445. Trading was profitable in the Euro currency, crude oil, heating oil and wheat, and there were offsetting losses in natural gasoline and copper.

In January 2006, trading was slightly profitable. The Partnership earned profits trading in silver, natural gas, Japanese Yen and copper; the Partnership generated losses in the Euro currency and US fixed income. The Partnership recorded a net income of $435,883. In February 2006, trading was unprofitable as the Partnership had losses in heating oil and the Euro currency; the Partnership earned profits in natural gas. The Partnership recorded a net loss of $2,185,076. In March 2006, trading was not profitable. The Partnership had losses in unleaded gasoline and the Japanese Yen; the Partnership had gains in silver and global fixed income markets. The Partnership recorded a net loss of $1,014,742. In April 2006, trading was profitable in gold and silver, the Euro currency, and the energy sector. There were losses in the Japanese Yen and wheat. The Partnership recorded a net income of $11,455,038. In May 2006, trading was unprofitable in silver, Japanese Yen and the energy sector. There were gains in gold and British Pound. The Partnership recorded a net loss of $493,628. In June 2006, trading was unprofitable in the Canadian Dollar and the energy sector. There were some gains in UK fixed income. The Partnership recorded a net loss of $3,443,780. In July 2006, trading was unprofitable in the Euro currency, heating oil and Long Gilts, although offsetting gains were made in natural gas and the Partnership recorded a net loss of $3,166,822. In August 2006, trading was profitable in the Japanese Yen, sugar and US Treasury bonds although offsetting losses were made in natural gas and Partnership recorded a net income of $222,151. In September 2006, trading was profitable in natural gas, heating oil, unleaded gasoline and crude oil, although offsetting losses were made in the Euro currency and Long Gilts, and Partnership recorded a net income of $4,240,069.

For the nine months ended September 30, 2007, the Partnership had expenses comprised of $2,114,718 in brokerage commissions (including clearing and exchange fees), $873,736 in management fees, $409,843 in administrative expenses, and $0 in incentive fees. For the same period in 2006, the Partnership had expenses comprised of $1,996,265 in brokerage commissions (including clearing and exchange fees), $814,088 in management fees, $435,880 in administrative expenses and $0 in incentive fees. Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded net income of $5,682,077 for the nine months ended September 30, 2007, as compared to a net income of $6,049,073 for the same period in 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

                The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership’s primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership’s open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on a timely basis of market-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings, whether realized or unrealized. The Partnership’s total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership’s existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of September 30, 2007, by market sector:

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

Commodity

The Partnership’s primary metals market exposure is to fluctuations in the price of gold, silver and copper.  The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions.  The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above.  Additionally, the Partnership had exposure to the energy markets (natural gas, crude oil, heating oil and unleaded gasoline) as of September 30, 2007, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of Commodity Interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used September 30, 2007 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership’s market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

•	The prices of the Partnership’s positions resulting from a 10% change in interest rates.

•	The U.S. dollar equivalent balances of the Partnership’s currency exposures due to a 10% shift in currency exchange rates.

•

The market value of the Partnership’s Commodity Interests due to a 10% change in the price of the Commodity Instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has disclosed the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of September 30, 2007.

The potential loss in earnings for each market risk exposure as of September 30, 2007 was approximately:

Trading portfolio:

Commodity price risk	$1,013,653
Interest rate risk	$117,180
Currency exchange rate risk	$387,352

Item 4. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated  the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of September 30, 2007 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principal of the General Partner) to allow timely decisions regarding required disclosure.  There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect those controls during the third quarter of 2007.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The General Partner is not aware of any pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of September 30, 2007, 42,172.5987 Partnership Units were held by 670 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2007 through September 30, 2007, a total of  4,023.24645 Partnership Units were subscribed for the aggregate subscription amount of $4,993,308.  The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions

January 2007	$273,492
February 2007	$710,687
March 2007	$496,243
April 2007	$107,272
May 2007	$2,085,281
June 2007	$32,655
July 2007	$436,770
August 2007	$394,253
September 2007	$456,655

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

Date: November 14, 2007	RFMC WILLOWBRIDGE FUND L.P. By: Ruvane Fund Management Corporation Its: General Partner

By: /s/ Robert L. Lerner Robert L. Lerner President, Principal Executive Officer and Principal Financial Officer