Form 10-K
period 2007-12-31
WILLOWBRIDGE FUND LP
filed 2008-03-31
CIK 794775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
☒ Yes       ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer ☐                  Accelerated filer ☐
     Non-accelerated filer ☒          Smaller reporting company ☐

The Partnership's limited partnership interests are not traded on any market and, accordingly, do not have an aggregate market value. As of February 28, 2008 the net asset value of the limited partnership interests of the registrant held by non-affiliates of the registrant was approximately $70,990,228.

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

Ruvane Fund Management Corporation, a Delaware corporation (the "General Partner"), is the general partner of the Partnership. The Partnership and the General Partner maintain their principal business office at 4 Benedek Road, Princeton, New Jersey 08540. The telephone number for the Partnership and the General Partner is (609) 921-0717, the facsimile number is (609) 921-0577, and their e-mail address is info@ruvanefunds.com.

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

All of the Partnership's assets are traded pursuant to the Advisor's Primary Investment Program, utilizing two of the trading systems operated by the Advisor. The two trading systems utilized under the Primary Investment Program are computer-based, quantitative systems that trade in domestic and foreign financial instruments, currencies, precious metals and other commodities such as grains, foods and energy products. See "Trading Programs-Allocation of Capital." The General Partner believes that the combination of several investment strategies and global market exposure reduces the Partnership's dependence on the success of any single strategy while positioning the Partnership to participate in economic trends in different markets. Nonetheless, in many cases the markets traded by the individual trading strategies overlap and the positions held by the Partnership at any particular point in time may result in different concentrations in any group of markets, which may reduce the diversity of the Partnership's investments. See "Risk Factors."

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

The General Partner is responsible for the allocation of the Partnership's capital among various investment programs. The Partnership's capital currently is allocated to the Primary Investment Program of the Advisor. See "Trading Programs." The General Partner, in the future, may allocate the Partnership's assets to other trading programs. In addition, the General Partner may introduce the Partnership's trades to the Partnership's commodity brokers. Under the terms of the Amended and Restated Limited Partnership Agreement of the Partnership (the "Partnership Agreement"), the General Partner will maintain a general partner contribution of $1,000 to the Partnership. As of December 31, 2007, the General Partner owned $832,567 of Class A partnership interests. The General Partner is a Delaware Corporation organized in January 1990. The principal of the General Partner is Robert L. Lerner. See "Directors and Executive Officers."

Futures Trading

Futures contracts are contracts made on or through a commodity exchange and provide for future delivery of agricultural and industrial commodities, precious metals, foreign currencies or financial instruments, and in the case of certain contracts, such as stock index futures contracts and Eurodollar futures contracts, provide for cash settlement. Such contracts are uniform for each commodity on each exchange and vary only with respect to price and delivery time. A contract to buy or sell may be satisfied either by making or taking delivery of the commodity and payment or acceptance of the entire purchase price therefore or by offsetting the obligation with a contract containing a matching contractual obligation on the same (or a linked) exchange prior to delivery. In futures and forward trading, capital is not used to acquire a physical asset but only as security for the payment of losses incurred in open positions. United States commodity exchanges individually or, in certain limited situations, in conjunction with certain foreign exchanges, provide a clearing mechanism to facilitate the matching of offsetting trades. Once trades made between members of an exchange have been confirmed, the clearinghouse is substituted for the clearing member acting on behalf of each buyer and each seller of contracts traded on the exchange and in effect becomes the other party to the trade. Thereafter, each clearing member party to the trade looks only to the clearinghouse for performance. Clearinghouses do not deal with customers, but only with member firms, and the "guarantee" of performance under open positions provided by the clearinghouse does not extend to customers. If a customer's commodity broker becomes bankrupt or insolvent, or otherwise defaults on such broker's obligations to such customer, the customer in question may not receive all amounts owing to such customer in respect of trading, despite the clearinghouse fully discharging all of its obligations.

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

The Advisor

The General Partner has selected Willowbridge as the Partnership's trading advisor. The Advisor is a global trading advisor, managing over U.S. $883 million in nominal account size (U.S. $853 million of actual funds) as of March 1, 2008 in futures, forward, spot and option contracts and related instruments for international banks, brokerage firms, pension funds, institutions and high net worth individuals. The Advisor was organized as a Delaware corporation in January 1988 and trades on a 24-hour basis in over 70 markets worldwide. The primary activity of Willowbridge is to buy, sell (including short sales), make a spread or otherwise trade in Commodity Interests. The Advisor may, to a limited extent, also trade in other instruments. The trading principals of the Advisor are Philip L. Yang and Michael Y. Gan. See "Directors and Executive Officers."

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

Each trading system employed by the Advisor will attempt to detect trends in price movements for futures, option, forward and spot contracts. All successful speculative commodity trading depends upon establishing a position and then maintaining that position while the market moves in favor of the trader. Technical trading systems seek to establish such positions and to exit the market and establish reverse positions, or both, when the favorable trend either reverses or does not materialize. No such system will be successful if the market is moving in an erratic and non-trending manner or if the market moves in the direction opposite to that predicted by the system. Because of the nature of commodity markets, prices frequently appear to be trending when the market is, in fact, without a trend. In addition, a trading system may identify markets as trending favorably to a particular position in the market even though actual market performance thereafter is the reverse of the trend identified.

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

Allocation of Capital

All of the Partnership's assets are currently traded pursuant to the Primary Investment Program, utilizing all or part of two of the trading systems operated by Willowbridge: the Vulcan System and the Argo System. (See "Trading Programs and Use of Proceeds --Description of Trading Systems.") The General Partner, in the future, may allocate the Partnership's assets to other trading strategies and investment programs.

Primary Investment Program

Under the Primary Investment Program, Willowbridge has the discretion, based upon its periodic evaluation of market conditions, to determine which trading system to use for a given market and to initially allocate and subsequently reallocate among such trading strategies and components of such trading strategies. For example, if Willowbridge believes that we are in a period in which the grains are likely to perform well, it may apply the Argo and Titan Systems to the grain markets since these trading systems typically have performed well in similar environments. Also, if Willowbridge does not believe market conditions warrant trading a particular market, no positions will be taken. Typically, changes in trading systems used for particular markets are made infrequently. Approximately one-half of the assets traded by Willowbridge pursuant to the Primary Investment Program are allocated to the Argo System and the remaining portion is allocated between currencies and financial instruments traded pursuant to the Vulcan System and precious metals, grains, meats, energies, softs and tropicals.  Willowbridge, in consultation with the General Partner, may change the allocation of the assets it trades pursuant to the Primary Investment Program among the trading systems and among the commodities traded pursuant thereto. Typically, changes in strategies used for particular markets are made infrequently. If the assets of the Partnership allocated to the Primary Investment Program fall below $1,000,000, Willowbridge may not be able to trade the Primary Investment Program portfolio.

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

Vulcan determines, on a daily basis, whether to be long, short or flat each of the various commodities in its portfolio. The Vulcan portfolio traded for the Primary Investment Program includes:

Domestic Financial Instruments:	Treasury Bonds, Treasury Notes, Eurodollars
Foreign Financial Instruments:	EuroYen, Japanese Bonds, Australian T-Bills, Australian T-Bonds, Short-Sterling, Gilts, Euribor, Euro-Swiss, Bunds, Bobls, Shatz
Currencies:	Pound Sterling, Canadian Dollar, Swiss Franc, Japanese Yen, Australian Dollar, EuroFX, EuroYen, Euro Pound
Grains:	Corn, Wheat, Soybeans, Soybean Meal, Soybean Oil
Precious Metals:	Gold, Silver
General:	Crude Oil, Heating Oil, RBOB Gasoline, Natural Gas, Copper, Sugar, Coffee, Cocoa, Cotton, Live Cattle

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

Argo Trading System

The Argo Trading System ("Argo") commenced trading in 1988. Argo essentially incorporates Vulcan's concepts of pattern recognition, support/resistance levels and counter-trend liquidations. However, Argo has a relatively slower time horizon than Vulcan and attempts to capture longer-term price moves. The Argo portfolio includes the instruments traded in the Vulcan portfolio as noted above.

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

The Commodity Brokers

The Partnership executes and clears trades in futures and commodity options through MF Global Inc. ("MFG") and ADM Investor Services, Inc. ("ADM"), unaffiliated brokers selected by the General Partner. The General Partner may retain additional or substitute clearing brokers in the future. MFG and ADM are registered under the CEA as futures commission merchants and are members of the NFA in such capacities. MFG and ADM act only as clearing brokers for the Partnership and as such are paid commissions for executing and clearing trades on behalf of the Partnership. Neither MFG nor ADM act in any supervisory capacity with respect to the General Partner or participate in the management of the General Partner or the Partnership.

The assets of the Partnership are deposited with MFG and ADM in trading accounts established by the Partnership for the Advisor and are used by the Partnership as margin to engage in trading. Each of the clearing brokers is a futures commission merchant registered with the CFTC. Such assets are held in either an interest-bearing bank account or in securities approved by the CFTC for investment of customer funds. The clearing brokers through clearing futures trades for its customers, including the Partnership, could expose the Partnership to credit risk. The clearing brokers attempt to mitigate this risk relating to futures contracts in regulated commodities by maintaining funds deposited by customers in separate bank accounts, which are designated as segregated customers' accounts. In addition, the clearing brokers have set aside funds deposited by customers relating to foreign futures and options in separate bank accounts, which are designated as customer secured accounts. Lastly, the clearing brokers are subject to the CFTC's Net Capital Rule, which requires the clearing brokers to maintain minimum net capital of at least 4% of the segregated customer funds as defined by the CEA and regulations promulgated thereunder.

The clearing brokers must comply with the settlement procedures established by the clearinghouse of each exchange where the clearing broker is a clearing member. The rules of exchange vary, but at a minimum the exchange guarantees performance on every contract to each of its clearing members. Thus, once a trade between two clearing members is matched by the exchange, the rights and obligations under the futures or options contract do not run between the original buyer and seller, but between the clearing member and the seller of the contract, and between the clearing member and the buyer. The clearinghouse sets a settlement price for settling all accounts between clearing members for each contract month. Unliquidated positions on outstanding contracts are marked to market at least once a day via midday and/or morning calls to determine any additional margin requirements. In general, a clearinghouse is backed by the membership and will act in the event of non-performance by one of its members or one of the member's customers, the intent of which is to significantly reduce credit risk. If a clearing broker is not a member of an exchange clearinghouse, it will comply with the settlement procedures established with the actual carrying brokers and will operate through them. Settlement of calls on such contracts may take an extra day on U.S. exchanges or two extra days on non-U.S. exchanges. Additional margin requirements are wire-transferred by the clearing brokers to the appropriate clearinghouse. During the years ended December 31, 2007 and 2006, the Partnership had no material credit risk exposure to a counterparty that is a foreign commodities exchange.

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

Others

The General Partner will pay expenses of the continuing offering of Limited Partnership Units (consisting primarily of printing fees), estimated to be approximately $10,000 per year. The ordinary administrative expenses actually incurred by the Partnership, including periodic legal, accounting and auditing fees, and other administrative expenses and fees, which are estimated to be approximately $564,000 per year (excluding any extraordinary expenses), will be borne by the Partnership.

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

Operating History of the Partnership

The Partnership commenced trading in April 1991. The Partnership has realized a net gain through December 2007 and no assurance can be made as to the future performance of the Partnership. In addition, the Partnership's profitability has varied significantly from period to period. The results for any one period are not necessarily indicative of results for any other period.

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

Experience of the General Partner; Reliance on Key Individuals

The General Partner operates only two commodity pools; however, the investment programs and trading strategies that are utilized by the Advisor to direct trading for the Partnership have been utilized to direct futures trading for other investors over varying periods of time. The success of the Partnership is dependent on the trading programs and strategies of the Advisor, which are executed by Mr. Philip Yang and Mr. Michael Gan. Mr. Yang is the sole shareholder of the Advisor; however, neither Mr. Yang nor Mr. Gan has an employment agreement with the Advisor. If any of these individuals were to become unavailable, there may be no adequate replacement who could carry out their respective functions.

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

No matters were submitted to the limited partners for vote in the fourth quarter of 2007.

PART II

ITEM 5.   Market for Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

There currently is no established public trading market for the Limited Partnership Units. As of December 31, 2007, 41,145.91 Partnership Units were held by 656 Limited Partners and the General Partner.

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

From January 1, 2007 through December 31, 2007, 4,198.1260; Partnership Units were subscribed for the aggregate subscription amount of $5,173,853. Details of the subscriptions of these Partnership Units are as follows:

Amount of Subscriptions

January 2007	$ 273,492
February 2007	$ 710,687
March 2007	$ 496,243
April 2007	$ 107,272
May 2007	$ 2,085,281
June 2007	$ 32,655
July 2007	$ 436,770
August 2007	$ 394,253
September 2007	$ 456,655
October 2007	$ 21,376
November 2007	$ 51,874
December 2007	$ 107,295

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

SELECTED FINANCIAL DATA
(in thousands, except units and per unit amounts)

	For the Year Ended December 31,

	2007	2006	2005	2004	2003
Operations Data:

Income:
Realized Gains (Losses) on Closed	$ 16,634	$ 4,754	$ (11,397)	$ 5,073	$ 8,919
Positions, Net
Change in Unrealized
Gains/Losses on Open Positions, Net	(1,171)	1,069	(27)	(1,923)	1,014

Interest Income	2,579	2,490	1,336	453	280

Expenses:
Incentive Fees	721	-	-	834	1,784
Brokerage Commissions (including
Clearing and Exchange Fees)	2,891	2,715	2,137	1,618	1,310
Management Fees	1,185	1,092	920	781	615
Administrative Expenses (comprised of
professional fees, administrative and
accounting fees and other expenses)	584	590	513	341	398

Net Income (Loss)	$ 12,662	$ 3,916	$ (13,658)	$ 29	$ 6,106
Net Income (Loss) Per Unit:
Class A	$ 1,454.76	$ 487.92	$ (1,970.01)	$ (16.48)	$ 1,303.54
Class B, Series 1	$ 191.29	$ 67.99	$ (234.32)	$ (69.21)	n/a
Class B, Series 2	$ 149.70	$ 42.90	$ (257.58)	$ (13.58)	n/a
Class B, Series 3	$ 192.03	$ 60.03	$ (287.77)	$ 77.83	n/a

Financial Condition Data:	As of December 31

Limited Partners' Capital (Class A)	$ 30,350	$ 28,416	$ 31,210	$ 42,672	$ 36,620
Limited Partners' Capital (Class B, Series 1)	2,957	2,195	1,650	112	n/a
Limited Partners' Capital (Class B, Series 2)	28,768	26,477	18,814	49	n/a
Limited Partners' Capital (Class B, Series 3)	74	102	95	53	n/a
General Partner's Capital (Class A)	833	853	761	1,011	933

Partners' Capital (Net Asset Value)	$ 62,982	$ 58,044	$ 52,530	$ 43,897	$ 37,553

Total Assets	$ 68,064	$ 59,113	$ 54,386	$ 44,582	$ 38,504

Net Asset Value per Unit (Class A)	$ 7,567	$ 6,112	$ 5,624	$ 7,594	$ 7,611
Class A Units Outstanding	4,121	4,789	5,684	5,752	4,934

Net Asset Value per Unit (Class B, Series 1)	$ 956	$ 764	$ 696	$ 930	n/a
Class B, Series 1 Units Outstanding	3,094	2,871	2,370	120	n/a

Net Asset Value per Unit (Class B, Series 2)	$ 850	$ 700	$ 657	$ 915	n/a
Class B, Series 2 Units Outstanding	33,860	37,829	28,636	54	n/a

Net Asset Value per Unit (Class B, Series 3)	$ 1,042	$ 850	$ 790	$ 1,078	n/a
Class B, Series 3 Units Outstanding	71	120	120	50	n/a

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

As of December 31, 2007, the assets of the Partnership were allocated for trading in Commodity Interests entirely to the Advisor's Primary Program. The Primary Program consists of the Argo and Vulcan computer-based, quantitative trading systems.

Class A Interests paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.29% of the net asset value of the Class A Interests as of the beginning of each month (a 3.5% annual rate) for the period, January 1, 2001 to July 31, 2002. Beginning August 1, 2002, the Class A Interests pay to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of the Class A Interests as of the beginning of each month (a 4.0% annual rate). Class B Interests pay to the General Partner commission of up to 6.0 percent annually of the net asset value of the Class B partners' capital. The General Partner will pay up to 3.0 percent from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3% the brokerage fee with respect to such Class B limited partnership interests will be reduced accordingly. The General Partner pays from this amount all commission charges and fees with respect to the Partner's trading in Commodity Interests. The flat-rate monthly commission is common among programs such as the Partnership. As of December 31, 2007, ADM and MFG are the clearing brokers for the Partnership.

Results of Operations

Comparison of fiscal years ended December 31, 2007 and 2006

As of December 31, 2007, total partners' capital (net asset value) of the Partnership was $62,981,756 compared to its net asset value of $58,043,905 at December 31, 2006. The Partnership's 2007 subscriptions and redemptions totaled $5,173,853 and $12,921,632 respectively, compared to $9,487,307 and $7,889,273 respectively, in 2006.

For the year ended December 31, 2007, the Partnership had net realized and unrealized trading gains of $15,463,126 and $2,578,523 in interest income. For that same period, the Partnership had expenses comprised of $2,891,340 in brokerage commissions including clearing and exchange fees, $720,556 in incentive fees, $1,184,541 in management fees, $214,850 in professional fees, $248,357 in accounting and administrative fees and $120,493 in other expenses. This resulted in the Partnership having a net income of $12,661,512 for 2007.

Interest income increased to $2,578,523 from $2,489,743 in 2006 primarily due to an increase in net assets under management. Brokerage commissions increased to $2,891,340 from $2,714,698 in 2006 due to an increase in net assets under management. Incentive fees increased to $720,556 from $0 in 2006 due to the recoupment of trading losses the Partnership had incurred as of December 31, 2006 and the generation of additional profits.  Management fees increased to $1,184,541 from $1,091,722 in 2006. Management fees are charged as a percentage of the net assets therefore the increase is due to the higher net asset value in 2007. Administrative expenses increased in 2007 as a result of an increase in professional fees, administrative and accounting fees and other expenses. Accounting and administrative fees increased to $248,357 from $237,791 in 2006 primarily as a result of increases in the cost of preparing quarterly and annual financial statements. Other expenses decreased to $120,493 from $129,088 in 2006.

The net asset value per Class A Unit at December 31, 2007 increased 23.80% from $6,112.38 at December 31, 2006 to $7,567.14 at December 31, 2007. The net asset value per Class B Unit, Series 1 at December 31, 2007 increased 25.02% from $764.46 at December 31, 2006 to $955.75 at December 31, 2007. The net asset value per Class B Unit, Series 2 at December 31, 2007 increased 21.39% from $699.91 at December 31, 2006 to $849.61 at December 31, 2007. The net asset value per Class B Unit, Series 3 at December 31, 2007 increased 22.59% from $850.09 at December 31, 2006 to $1,042.12 at December 31, 2007.

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

Due to the unrecouped net trading losses the Partnership had incurred as of December 31, 2006, no incentive fees were charged for the first, second, third, and fourth quarters of 2006 and 2005, respectively.

Interest income increased to $2,489,743 from $1,335,776 in 2005 primarily due to rising of interest rates through 2006 and an increase in net assets under management. Brokerage commissions increased to $2,714,698 from $2,137,014 in 2005 due to an increase in net assets under management. Management fees increased to $1,091,722 from $920,360 in 2005. Management fees are charged as a percentage of the net assets therefore the increase is due to the higher net asset value in 2006. Administrative expenses increased in 2006 as a result of an increase in professional fees, administrative and accounting fees and other expenses. Accounting and administrative fees increased to $237,791 from $192,107 in 2005 primarily as a result of increases in the cost of preparing quarterly and annual financial statements. Other expenses increased to $129,088 from $124,155 in 2005.

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

Contractual Obligations and Commercial Commitments

In the ordinary course of business, the Partnership enters into contracts with third parties, pursuant to which the third parties provide services to or on behalf of the Partnership. Purchase obligations represent executory contracts, which are either non-cancelable or cancelable with a penalty. At December 31, 2007, the Partnership's purchase obligations and commitments primarily reflect management agreements.

2008 and
(Dollar amounts in thousands)	thereafter (1)

Management Fees (General Partner) (2)	$ 630
Brokerage Commissions (2):
Class A	1,264
Class B, Series 1	89
Class B, Series 2	1,733
Class B, Series 3	4

Management Fees (Advisor) (2)	663

Total Commitments	$4,383

 (1)  Pursuant to the amended and restated limited partnership agreement of the Partnership, the Partnership shall end upon withdrawal, insolvency or dissolution of the General Partner or a decline of greater than fifty percent of the net assets of the Partnership as defined in the Agreement, or the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued. The amounts represent per year commitments for 2008 and thereafter.

(2)   Estimated fees based on net assets of the partnership or the respective class/series of units as of December 31, 2007. Class A Interests pay an annual brokerage commission of 4.0% of net asset value. Class B Interests pay an annual brokerage commission of up to 6.0% of net asset value.

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

The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of December 31, 2007, by market sector:

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

Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of December 31, 2007, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used December 31, 2007 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments.

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

The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of December 31, 2007.

The potential loss in earnings for each market risk exposure as of December 31, 2007 was:

Currency exchange rate risk	$ 86,895

Commodity price risk	$ 643,581

Interest rate risk	$ 98,527

ITEM 8.  Financial Statements and Supplementary Data

The Partnership's financial statements, together with the report of the independent registered public accounting firm thereon, appear on pages F-1 through F-17 hereof.

Selected unaudited quarterly financial data for the years ended December 31, 2007 and 2006 are summarized below:

2007:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net investment loss	$ (443,174)	$ (463,569)	$ (491,116)	$ (1,403,755)
Total trading profits (losses)	$ (3,676,728)	$ 8,186,749	$ 2,569,915	$ 8,383,190
Net income (loss)	$ (4,119,902)	$ 7,723,180	$ 2,078,799	$ 6,979,435
Net income (loss) per Unit
Class A	$ (420.66)	$ 829.72	$ 245.77	$ 799.93
Class B, Series 1	$ (50.79)	$ 105.99	$ 33.00	$ 103.09
Class B, Series 2	$ (51.50)	$ 90.98	$ 24.08	$ 86.14
Class B, Series 3	$ (60.53)	$ 112.94	$ 31.70	$ 107.92

2006:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net investment loss	$ (503,300)	$ (477,338)	$ (455,960)	$ (470,015)
Total trading profits (losses)	$ (2,260,636)	$ 7,994,948	$ 1,751,358	$ (1,663,101)
Net income (loss)	$ (2,763,936)	$ 7,517,610	$ 1,295,398	$ (2,133,116)

Net income (loss) per unit:
Class A	$ (288.21)	$ 845.91	$ 140.86	$ (210.64)
Class B, Series 1	$ (34.01)	$ 106.86	$ 19.48	$ (24.34)
Class B, Series 2	$ (36.84)	$ 94.88	$ 12.66	$ (27.80)
Class B, Series 3	$ (42.38)	$ 116.45	$ 17.49	$ (31.53)

There were no extraordinary, unusual or infrequently occurring items recognized in any quarter reported above, and the Partnership has not disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

ITEM 9A. Controls and Procedures

The principal of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, which are designed to ensure that the Partnership's records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of and for the year ended December 31, 2007 the Partnership's disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principal of the General Partner) to allow timely decisions regarding required disclosure. There were no changes in the Partnership's internal controls during the fourth quarter of 2007 that have materially affected or are reasonably likely to affect the Partnership's internal control over financial reporting.

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

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2007, approximately 41,145.91 Partnership Units were held by 656 Limited Partners and the General Partner. As of December 31, 2007 no person known to the Partnership beneficially owned more than 5% of the outstanding Partnership Units. The Partnership has no directors or officers. The General Partner manages and conducts the business of the Partnership. As of December 31, 2007, the General Partner owned $832,567 of general partner interests in the Company, or 110.0239 Partnership Units, representing approximately 1.32% of the total outstanding Partnership Capital, and also beneficially owned 6.5698 Limited Partnership Units. The General Partner is owned entirely by Robert L. Lerner and trusts for the benefit of him and his family.

ITEM 13.  Certain Relationships and Related Transactions

The General Partner manages and conducts the business of the Partnership. To compensate the General Partner for its management of the Partnership, its monitoring of the Advisor's portfolio and its assumption of the financial burden of operating the Partnership, the General Partner receives management and other fees from the Partnership. See "Business - Fees and Expenses." For the years ended December 31, 2007, 2006, and 2005, the General Partner received a management fee from the Partnership pursuant to the Partnership Agreement in the amounts of $580,439, $525,299 and $438,972, respectively. For the years ended December 31, 2007, 2006 and 2005, the General Partner received administrative charges from the Limited Partners pursuant to the Partnership Agreement in the amount of $3,952, $19,797 and $54,509, respectively. This is a one-time, one percent of capital administrative charge for partners on their contribution. The General Partner waives this charge for limited partners who are affiliates of the General Partner. For the years ended December 31, 2007, 2006 and 2005, the General Partner received net brokerage commissions of $2,290,347, $1,808,945 and $1,411,099, respectively, from the Partnership. Net brokerage commissions represent the gross brokerage commissions of 4.0% annually of the net asset value of the Class A Interests and 3.0% up to 6.0% annually of the Class B Interests (assuming no trailer commissions are being paid) less actual brokerage commissions paid to clearing brokers. One individual who is associated with the CTA is also a limited partner of the fund. At December 31, 2007, 2006 and 2005, the individual's outstanding partnership interest was $157,236, $126,298 and $115,464, respectively.

ITEM 14.  Principal Accountant Fees and Services

Fees Incurred by the Partnership for services provided by Deloitte & Touche LLP and its affiliates.

The following table shows the fees (in thousands) paid or accrued by the Partnership for the audit and other services provided by Deloitte & Touche LLP and its affiliates for 2007 and 2006

	2007	2006

Audit Fees (1)	$131.1	$ 131.5
Audit-Related Fees (2)	-	-
Tax Fees (3)	50.0	38.5
All Other Fees (4)	-	-

	$181.1	$170.0

The General Partner is responsible for approving every engagement of Deloitte & Touche LLP to perform audit or non-audit services for the Partnership before Deloitte & Touche LLP is engaged to provide those services. The General Partner considers whether the provision of any non-audit services  is compatible with maintaining Deloitte & Touche LLP's independence.

___________

(1) Audit fees represent fees for professional services provided in connection with the audit of the Partnership's annual financial statements and review of the Partnership's quarterly financial statements.

(2) None.

(3) For 2007 and 2006, tax fees principally included tax compliance fees.

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

RFMC WILLOWBRIDGE FUND, L.P.
By: Ruvane Fund Management Corporation
Its: General Partner

By:  /s/ Robert L. Lerner
       Robert L. Lerner, President, Principal Executive Officer and
       Principal Financial Officer

Date:  March 31, 2008

RFMC WILLOWBRIDGE FUND L.P.

FINANCIAL STATEMENTS

As of December 31, 2007 and 2006 and
for the Years Ended December 31, 2007, 2006 and 2005

RFMC WILLOWBRIDGE FUND L.P.

_____________________

TABLE OF CONTENTS
_____________________

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-3

FINANCIAL STATEMENTS:

Statements of Financial Condition
as of December 31, 2007 and 2006	F-4

Condensed Schedules of Investments
as of December 31, 2007 and 2006	F-5 – F-6

Statements of Income (Loss)
for the Years Ended December 31, 2007, 2006 and 2005	F-7

Statements of Changes in Partners' Capital
for the Years Ended December 31, 2007, 2006 and 2005	F-8 – F-9

Notes to Financial Statements	F-10 – F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of RFMC Willowbridge Fund, L.P.:

We have audited the accompanying statements of financial condition of RFMC Willowbridge Fund, L.P. (the "Partnership"), including the condensed schedules of investments, as of December 31, 2007 and 2006, and the related statements of income (loss) and changes in partners' capital for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of RFMC Willowbridge Fund, L.P. as of December 31, 2007 and 2006, and the results of its operations and changes in partners' capital for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 31, 2008

RFMC WILLOWBRIDGE FUND L.P.
STATEMENTS OF FINANCIAL CONDITION
As of December 31, 2007 and 2006
____________

	2007	2006
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
Due from broker	$ 36,108,579	$ 19,003,327
Net unrealized gain on open positions	1,981,766	3,152,720
	38,090,345	22,156,047
CASH AND CASH EQUIVALENTS	29,790,898	36,745,965
DUE FROM GENERAL PARTNER	97,198	143,169
INTEREST RECEIVABLE	85,505	68,312

TOTAL ASSETS	$ 68,063,946	$ 59,113,493

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Prepaid subscriptions	$ 520,998	$ 241,030
Redemptions payable	3,500,288	530,936
Other accrued expenses	174,653	151,093
Accrued management fees	165,695	146,529
Accrued incentive fees	720,556	0
TOTAL LIABILITIES	5,082,190	1,069,588

PARTNERS' CAPITAL
Limited partners – Class A (4,010.8244 and 4,648.9724 fully redeemable units at December 31, 2007 and 2006, respectively)	30,350,478	28,416,300
Limited partners - Class B (37,025.0626 and 40,820.7400 fully redeemable units at December 31, 2007 and 2006, respectively)	31,798,711	28,774,301
General partner - Class A (110.0239 and 139.6025 fully redeemable units at December 31, 2007 and 2006, respectively)	832,567	853,304
TOTAL PARTNERS' CAPITAL	62,981,756	58,043,905

TOTAL LIABILITIES AND PARTNERS' CAPITAL	$ 68,063,946	$ 59,113,493

NET ASSET VALUE PER UNIT -
Class A (based on Partners' Capital of $31,183,045 and
$29,269,604 and 4,120.8483 and 4,788.5749 units outstanding)	$ 7,567.14	$ 6,112.38

Class B Series 1 – (based on Partners' Capital of $2,957,099 and
$2,194,998 and 3,094.0204 and 2,871.3178 units outstanding)	$ 955.75	$ 764.46

Class B Series 2 – (based on Partners' Capital of $28,767,879 and
$26,477,077 and 33,860.2888 and 37,829.1688 units outstanding)	$ 849.61	$ 699.91

Class B Series 3 - (based on Partners' Capital of $73,733 and
$102,226 and 70.7534 and 120.2534 units outstanding)	$ 1,042.12	$ 850.09

See Notes to Financial Statements.

RFMC WILLOWBRIDGE FUND L.P.
CONDENSED SCHEDULE OF INVESTMENTS
As of December 31, 2007
____________

	Long Positions		Short Positions		Net Positions
Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	Percentage of Partners Capital*	Unrealized Loss, Net	Percentage of Partners' Capital*	Unrealized Gain (Loss)	Percentage of Partners' Capital

Grains	$ 1,359,212	2.158%	$ 0	0.000%	$1,359,212	2.158%

Tropical products	109,897	0.174%	(41,865)	(0.066)%	68,032	0.108%

Energy	550,922	0.875%	(37,650)	(0.060)%	513,272	0.815%

Currencies	(86,950)	(0.138)%	(19,712)	(0.031)%	(106,662)	(0.169)%

Interest rates	150,586	0.239%	(3,499)	(0.006)%	147,087	0.233%

Metals	825	0.001%	0	0.000%	825	0.001%

	$ 2,084,492	3.309%	$(102,726)	(0.163)%	$1,981,766	3.146%

________________
*   No single contract's value exceeds 5% of the Partnership's Partners' capital.

See Notes to Financial Statements.

RFMC WILLOWBRIDGE FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
As of December 31, 2006
______________

	Long Positions		Short Positions		Net Positions
Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	Percentage of Partners Capital*	Unrealized Gain, Net	Percentage of Partners' Capital*	Unrealized Gain	Percentage of Partners' Capital

Livestock	$ 52,270	0.090%	$ 0	0.000%	$ 52,270	0.090%

Grains	$ 222,677	0.384%	$ 0	0.000%	$ 222,677	0.384%

Tropical products	578,285	0.996%	0	(0.000)%	578,285	0.996%

Energy	0	0.000%	286,610	(0.494)%	286,610	0.494%

Currencies	(407,177)	(0.702)%	699,820	1.153%	262,643	0.451%

Interest rates	(89,466)	(0.154)%	1,270,471	2.189%	1,181,005	2.035%

Metals	0	0.000%	569,230	0.981%	569,230	0.981%

	$ 356,589	0.614%	$2,796,131	4.817%	$3,152,720	5.431%

________________
*   No single contract's value exceeds 5% of the Partnership's Partners' capital.

See Notes to Financial Statements.

RFMC WILLOWBRIDGE FUND L.P.
STATEMENTS OF INCOME (LOSS)
For the Years Ended December 31, 2007, 2006 and 2005
_______________

	2007	2006	2005
NET INVESTMENT INCOME (LOSS)
Income:
Interest income	$ 2,578,523	$ 2,489,743	$ 1,335,776

Expenses:
Brokerage commissions	2,891,340	2,714,698	2,137,014
Incentive fees	720,556	0	0
Management fees	1,184,541	1,091,722	920,360
Professional fees	214,850	223,057	196,457
Accounting and administrative fees	248,357	237,791	192,107
Other expenses	120,493	129,088	124,155

Total expenses	5,380,137	4,396,356	3,570,093

Net investment loss	(2,801,614)	(1,906,613)	(2,234,317)

TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures:
Net realized gains (losses) on closed positions	16,634,080	4,754,015	(11,396,774
Change in net unrealized gains (losses) on open positions	(1,170,954)	1,068,554	(27,202)
Total trading profits (losses)	15,463,126	5,822,569	(11,423,976)

NET INCOME (LOSS)	$ 12,661,512	$ 3,915,956	$(13,658,293)
NET INCOME (LOSS) PER UNIT
Class A	$ 1,454.76	$ 487.92	$ (1,970.01)
Class B – Series 1	$ 191.29	$ 67.99	$ (234.32)
Class B – Series 2	$ 149.70	$ 42.90	$ (257.58)
Class B – Series 3	$ 192.03	$ 60.03	$ (287.77)

See Notes to Financial Statements.

RFMC WILLOWBRIDGE FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 2007, 2006 and 2005
____________

	CLASS A
	Units	Amount	Units	Amount	Class A
PARTNERS' CAPITAL,
DECEMBER 31, 2004	133.1216	$1,010,988	5,618.8166	$42,671,937	$43,682,925
Subscriptions	9.9771	62,970	869.3117	5,467,935	5,530,905
Redemptions	(7.8172)	(50,000)	(939.2242)	(5,837,838)	(5,887,838)
Net loss	-	(263,072)	-	(11,092,445)	(11,355,517)

PARTNERS' CAPITAL,
DECEMBER 31, 2005	135.2815	760,886	5,548.9041	31,209,589	31,970,475
Subscriptions	4.3210	25,765	328.1098	1,941,187	1,966,952
Redemptions	-	-	(1,228.0415)	(7,170,399)	(7,170,399)
Net income	-	66,653	-	2,435,923	2,502,576

PARTNERS' CAPITAL,
DECEMBER 31, 2006	139.6025	853,304	4,648.9724	28,416,300	29,269,604
Subscriptions	1.3445	8,446	403.4325	2,450,407	2,458,853
Redemptions	(30.9231)	(200,000)	(1,037.3432)	(7,135,389)	(7,335,389)
Transfers	-	-	(4.2373)	(24,118)	(24,118)
Net income	-	170,817	-	6,643,278	6,814,095

PARTNERS' CAPITAL,
DECEMBER 31, 2007	110.0239	$ 832,567	4,010.8244	$30,350,478	$31,183,045

See Notes to Financial Statements.

RFMC WILLOWBRIDGE FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (CONCLUDED)
For the Years Ended December 31, 2007, 2006 and 2005
____________

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amounts	Class B
PARTNERS' CAPITAL,
DECEMBER 31, 2004	119.9385	$ 111,637	53.8694	$ 49,268	49.5000	$ 53,353	$ 214,258
Subscriptions	2,249.5619	1,879,999	28,679.7112	20,776,250	70.7534	64,350	22,720,599

Redemptions	-	-	(97.4629)	(72,641)	-	-	(72,641)

Net loss	-	(341,358)	-	(1,938,723)	-	(22,695)	(2,302,776)

PARTNERS' CAPITAL,
DECEMBER 31, 2005	2,369.5004	1,650,278	28,636.1177	18,814,154	120.2534	95,008	20,559,440

Subscriptions	995.0434	754,355	9,725.1864	6,766,000	-	-	7,520,355

Redemptions	(493.2260)	(351,362)	(532.1353)	(367,512)	-	-	(718,874)

Net income	-	141,727	-	1,264,435	-	7,218	1,413,380

PARTNERS' CAPITAL,
DECEMBER 31, 2006	2,871.3178	2,194,998	37,829.1688	26,477,077	120.2534	102,226	28,774,301

Subscriptions	403.6256	315,000	3,389.7234	2,400,000	-	-	2,715,000

Redemptions	(214.7167)	(164,833)	(7,358.6034)	(5,356,996)	(49.5000)	(40,296)	(5,562,125)

Transfers	33.7937	24,118	-	-	-	-	24,118

Net income	-	587,816	-	5,247,798	-	11,803	5,847,417

PARTNERS' CAPITAL,
DECEMBER 31, 2007	3,094.0204	$ 2,957,099	33,860.2888	$28,767,879	70.7534	$ 73,733	$31,798,711

See Notes To Financial Statements.

RFMC WILLOWBRIDGE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005
_______________

 1.           PARTNERSHIP ORGANIZATION

The Partnership, a Delaware limited partnership, was organized on January 24, 1986.  The Partnership may engage in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts, and forward contracts. Ruvane Fund Management Corporation (formerly named Ruvane Investment Corporation) is the general partner of the Partnership (the "General Partner") and is registered as a Commodity Pool Operator and an Introducing Broker with the Commodity Futures Trading Commission.  The General Partner is required by the Limited Partnership Agreement, as amended and restated (the "Agreement"), to contribute $1,000 to the Partnership.

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

B.           Due from Broker

Due from broker represents cash required to meet margin requirements and excess funds not required for margin which are typically invested in 30 day commercial paper and U.S. Treasury bills which are carried at cost plus accrued interest, which approximates market value.  The cost of the U.S. Treasury bills as of December 31, 2007 and 2006 was $7,834,650 and $2,864,593, respectively.  The Partnership is subject to credit risk to the extent any broker with whom  the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership's behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

C.           Revenue Recognition

Investments in commodity futures contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period, based on quoted market prices.  Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis.  Realized gains are netted with realized losses for financial reporting purposes and shown under the caption "Net realized gains (losses) on closed positions" in the Statements of Income (Loss).  Net unrealized gains or losses on open contracts are reflected in the Statements of Financial Condition.  Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss) under the caption "Change in net unrealized gains (losses) on open positions".  Interest income is recognized on an accrual basis.

RFMC WILLOWBRIDGE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2007, 2006 and 2005
_______________

 2.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.           Commissions

The Class A partners pay to the General Partner a flat commission of 4.0% annually of the net asset value of the Class A partners' capital as of the beginning of each month.  Class B limited partners pay to the General Partner a flat commission equal to the following percentages of each Series' applicable net asset value: Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%.  From these amounts, the General Partner will pay for actual trading commissions incurred by the Partnership, and will pay up to 3.0% from this amount to properly registered selling agents as their ongoing compensation for servicing Class B limited partners.

Commissions charged to each class or series of class were as follows:

	2007	2006	2005
Class A	$1,214,858	$1,253,862	$1,581,417
Class B – Series 1	74,864	54,001	41,579
Class B – Series 2	1,598,119	1,401,797	509,698
Class B – Series 3	3,499	5,038	4,320
Total	$2,891,340	$2,714,698	$2,137,014

For the years ended December 31, 2007, 2006 and 2005, the General Partner received net brokerage commissions of $2,290,347, $1,808,945 and $1,411,099, respectively, from the Partnership.  Net brokerage commissions represents commissions charged to Class A and Class B partners less actual brokerage commissions paid to clearing brokers and amounts paid to selling agents for servicing Class B limited partners.  As of December 31, 2007 and 2006, $97,198 and $143,169, respectively, were due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

E.           Statement of Cash Flows

The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standard No. 102, "Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

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

G.           Incentive Fees

Willowbridge Associates, Inc. ("Willowbridge"), the Commodity Trading Advisor ("CTA") of the Partnership, is entitled to a quarterly incentive fee based on an increase in the adjusted net asset value of the Partnership's assets allocated to trading.  The CTA receives 25% of any new profits, as defined in the Agreement.  The term "new profits" is defined as the increase, if any, in the adjusted net asset value of the assets allocated to trading.  For the year ended December 31, 2007, the CTA received incentive fees of $720,556.  No incentive fees were earned in 2006 and 2005.

RFMC WILLOWBRIDGE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2007, 2006 and 2005
_______________

2.            SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.           Management Fees

The General Partner is paid an annual management fee equal to one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year.  Such annual fee is paid in advance at the beginning of the respective year and is amortized by the Partnership on a straight-line basis over twelve months.  For the years ended December 31, 2007, 2006 and 2005, such annual fees amounted to $580,439, $525,299 and $438,972, respectively.

In addition to the management fee paid to the General Partner, the Partnership pays Willowbridge a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership.  These fees amounted to $604,102, $566,423 and $481,388 in 2007, 2006 and 2005, respectively.  As of December 31, 2007 and December 31, 2006, $165,695 and $146,529, respectively, were due to Willowbridge.

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

Effective January 1, 2007, the Partnership adopted Financial Accounting Standards Board Interpretation No. 48 (FIN 48) entitled "Accounting For Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109."  FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  The adoption of FIN 48 had no impact on the Partnership's financial statements.

K.           Subscriptions

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month.  Partners' contributions received in advance for subscriptions are recorded as prepaid subscriptions in the Statements of Financial Condition. The General Partner charges a one percent initial administrative fee on all limited partner unit subscriptions.  The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion.  Subscription proceeds to the Partnership are recorded net of these charges. For the years ended December 31, 2007, 2006 and 2005, the General Partner received initial administrative fees of $3,952, $19,797 and $54,509, respectively.

L.           Redemptions

Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month on at least ten days written notice to the General Partner.  Class B interests are subject to an early redemption charge of up to 4 percent if such interests are redeemed within 12 months of their purchase.

RFMC WILLOWBRIDGE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2007, 2006 and 2005
_______________

2.            SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

M.          Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income (loss) and expenses during the reporting period. Estimates include accrual of expenses such as administrative fees.  Actual results could differ from these estimates.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (FASB) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157. The implementation of FAS 159 is not expected to have a material impact on the Partnership's financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (FASB) No. 161, "Disclosures about Derivative Instruments and Hedging Activities - An Amendment to FASB Statement No. 133" ("FAS 161"). FAS 161 amends FASB Statement No. 133 ("FAS 133") to provide an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is encouraged. The implementation of FAS 161 is not expected to have a material impact on the Partnership's financial statements.

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

RFMC WILLOWBRIDGE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2007, 2006 and 2005
_______________

3.            DERIVATIVE INSTRUMENTS

The Partnership trades futures contracts in currencies, interest rates and a wide range of commodities, energy and metals.

The Partnership's trading results by market sector were as follows:

	For the year ended December 31, 2007
	Realized Profits (Losses)	Change in Unrealized Profits (Losses)	Total Trading Profits

Currencies	$ 2,542,454	$ (369,305)	$ 2,173,149
Interest rates	9,747,667	(1,033,918)	8,713,749
Grains	735,313	1,136,536	1,871,849
Livestock	79,120	(52,270)	26,850
Tropical products	(989,304)	(510,253)	(1,499,557)
Energy	7,296,305	226,661	7,522,966
Metals	(2,777,475)	(568,405)	(3,345,880)

Total trading profits	$ 16,634,080	$ (1,170,954)	$15,463,126

	For the year ended December 31, 2006
	Realized Profits (Losses)	Change in Unrealized Profits (Losses)	Total Trading Profits

Currencies	$ (2,593,610)	$ 720,248	$(1,873,362)
Interest rates	2,508,396	802,224	3,310,620
Grains	(1,481,447)	359,932	(1,121,515)
Livestock	504,620	(82,920)	421,700
Tropical products	(965,997)	368,894	(597,103)
Energy	261,478	798,206	1,059,684
Metals	6,520,575	(1,898,030)	4,622,545

Total trading profits	$ 4,754,015	$ 1,068,554	$ 5,822,569

RFMC WILLOWBRIDGE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2007, 2006 and 2005
_______________

 3.               DERIVATIVE INSTRUMENTS (CONTINUED)

	For the Year Ended December 31, 2005
	Realized Profits (Losses)	Change in Unrealized Profits (Losses)	Total Trading Profits

Currencies	$ (7,827,625)	$ (1,134,442)	$ (8,962,067)
Interest rates	(2,133,111)	8,493	(2,124,618)
Grains	(1,683,163)	(164,555)	(1,847,718)
Livestock	(631,500)	104,400	(527,100)
Tropical products	(1,728,293)	(480,067)	(2,208,360)
Energy	541,708	(795,836)	(254,128)
Metals	2,065,210	2,434,805	4,500,015
Total trading profits	$ (11,396,774)	$ (27,202)	$(11,423,976)

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

B.           Fair Value

The derivative instruments used in the Partnership's trading activities are marked to market with the resulting unrealized gains recorded in the Statements of Financial Condition and the related trading profits (losses) reflected in trading profits (losses) in the Statements of Income (Loss).  As of December 31, 2007 and 2006, substantially all of the Partnership's derivative financial instruments outstanding expire within 90 days.

C.           Credit Risk

Futures are contracts for delayed delivery of financial interests in which the seller agrees to make delivery at a specified future date of a specified financial instrument at a specified price or yield.  Risk arises from changes in the market value of the underlying instruments.  Credit risk due to counterparty nonperformance associated with these instruments is the net unrealized gain on open positions, if any, included in the Statements of Financial Condition.  The Partnership's counterparties are major brokerage firms and banks located in the United States, or their foreign affiliates.

RFMC WILLOWBRIDGE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2007, 2006 and 2005
_______________

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

4.             FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the year ended December 31, 2007.

	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance (for a Unit outstanding for the entire year)

Net Asset Value, Beginning of the year	$ 6,112.38	$ 764.46	$ 699.91	$ 850.09

Net investment loss	(249.77)	(23.79)	(42.16)	(41.96)
Net trading profits	1,704.53	215.08	191.86	233.99

Net income	1,454.76	191.29	149.70	192.03

Net Asset Value, End of the year	7,567.14	$ 955.75	$ 849.61	$ 1,042.12

Total Return(1)	23.80%	25.02%	21.39%	22.59%

Total Return (excluding incentive fees)(2)	25.10%	26.37%	22.61%	23.77%

Supplemental Data

Ratios to average net asset value
Expenses prior to incentive fees	7.04%	5.98%	9.01%	7.95%
Incentive fees	1.25%	1.27%	1.18%	1.13%

Total expenses	8.29%	7.25%	10.19%	9.08%

Net investment loss(3)	(2.67)%	(1.67)%	(4.65)%	(3.61)%

__________

(1)	Total return is derived as ending net asset value less beginning net asset value divided by beginning net asset value, and excludes the effect of sales commissions and initial administrative charges on subscriptions.
(2)	Total return (excluding incentive fees) is derived as net income per unit and adding back incentive fees per unit divided by opening net asset value per unit.
(3)	Net investment loss ratios exclude the effects of incentive fees.

RFMC WILLOWBRIDGE FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)
For the Years Ended December 31, 2007, 2006 and 2005
_______________

4.               FINANCIAL HIGHLIGHTS (CONTINUED)

                    The following sets forth the financial highlights for the year ended December 31, 2006.

	Class A	Class B Series 1	Class B Series 2	Class Series 3
Per Unit Operating Performance (for a Unit outstanding for the entire year)
Net Asset Value, Beginning of the year	$ 5,624.46	$ 696.47	$ 657.01	$ 790.06
Income (loss) from operations
Net investment loss	(155.05)	(11.82)	(31.60)	(29.96)
Net trading profits	642.97	(79.81)	74.50)	(89.99)
Net income	487.92	(67.99)	42.90	60.03
Net Asset Value, End of the year	$ 6,112.38	$ 764.46	$ 699.91	$ 850.09
Total Return (1)	8.67%	9.76%	6.53%	7.60%
Supplemental Data
Ratio of expenses to average net assets	7.08%	6.08%	9.12%	8.01%
Ratio of net investment loss
to average net assets	2.63%	1.61%	4.63%	3.59%

____________

(1)

Total return is derived as ending net asset value less beginning net asset value divided by beginning net asset value, and excludes the effect of sales commissions and initial administrative charges on subscriptions.

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