Form 10-Q
period 2008-03-31
WILLOWBRIDGE FUND LP
filed 2008-05-16
CIK 794775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ TO___

Commission File No. 000-23529

RFMC WILLOWBRIDGE FUND, L.P.

Delaware	22-678474
(a Delaware Partnership)	(I.R.S. Employer
Identification No.)

4 Benedek Road
Princeton, New Jersey 08540
(609) 921-0717

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that

            the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES     X            NO ____

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ____        NO     X

RFMC WILLOWBRIDGE FUND, L.P.
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

RFMC WILLOWBRIDGE FUND, L.P.
CONDENSED STATEMENTS OF FINANCIAL CONDITION
 As of March 31, 2008 (Unaudited) and December 31, 2007
____________________

	March 31,	December 31,
	2008	2007
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
Due from broker	$15,833,911	$ 36,108,579
Net unrealized gain on open positions	562,839	1,981,766
	16,396,750	38,090,345

CASH AND CASH EQUIVALENTS	54,222,842	29,790,898

DUE FROM GENERAL PARTNER	77,101	97,198

INTEREST RECEIVABLE	26,526	85,505

PREPAID EXPENSES	472,363	0

TOTAL ASSETS	$71,195,582	$ 68,063,946

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Prepaid subscriptions	$ 1,000,697	$ 520,998
Redemptions payable	432,243	3,500,288
Other accrued expenses	179,027	174,653
Accrued management fees	171,587	165,695
Accrued incentive fees	1,329,295	720,556

TOTAL LIABILITIES	3,112,849	5,082,190

PARTNERS’ CAPITAL
Limited partners – Class A (3,908.8941 and 4,010.8244
fully redeemable units at March 31, 2008 and December 31,
2007, respectively)	31,491,067	30,350,478
Limited partners – Class B (39,239.6409 and 37,025.0626
fully redeemable units at March 31, 2008 and December 31,
2007, respectively)	35,702,870	31,798,711
General partner – Class A (110.3237 and 110.0239
fully redeemable units at March 31, 2008 and December 31,
2007, respectively)	888,796	832,567

TOTAL PARTNERS’ CAPITAL	68,082,733	62,981,756

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$71,195,582	$ 68,063,946

NET ASSET VALUE PER UNIT –
Class A (based on Partners’ Capital of $32,379,863 and
$31,183,045 and 4,019.2178 and 4,120.8483 fully redeemable units outstanding)	$ 8,056.26	$ 7,567.14
Class B Series 1 – (based on Partners’ Capital of $3,138,886 and
$2,957,099 and 3,077.2719 and 3,094.0204 fully redeemable units outstanding)	$ 1,020.02	$ 955.75
Class B Series 2 – (based on Partners’ Capital of $32,485,678 and
$28,767,879 and 36,091.6156 and 33,860.2888 fully redeemable units outstanding)	$ 900.09	$ 849.61
Class B Series 3 – (based on Partners’ Capital of $78,306 and
$73,733 and 70.7534 and 70.7534 fully redeemable units outstanding)	$ 1,106.75	$ 1,042.12

See Notes to Condensed Financial Statements.

RFMC WILLOWBRIDGE FUND, L.P.
CONDENSED STATEMENTS OF INCOME (LOSS)
 For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
_______________

	Three Months Ended March 31,
	2008	2007
NET INVESTMENT INCOME (LOSS)
Income:
Interest income	$ 424,511	$ 659,769

Expenses:
Brokerage commissions	828,743	700,870
Incentive fees	1,329,295	0
Management fees	329,041	284,931
Accounting and administrative fees	130,078	117,142

Total expenses	2,617,157	1,102,943

Net investment loss	(2,192,646)	(443,174)

TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures:
Net realized gains (losses) on closed positions	7,599,457	(3,033,383)
Change in net unrealized gains open positions	(1,418,927)	(643,345)

Total trading profits (losses)	6,180,530	(3,676,728)

NET INCOME (LOSS)	$ 3,987,884	$(4,119,902)

NET INCOME (LOSS) PER UNIT

Class A	$ 489.12	$ (420.66)

Class B – Series 1	$ 64.27	$ (50.79)

Class B – Series 2	$ 50.48	$ (51.50)

Class B – Series 3	$ 64.63	$ (60.53)

See Notes to Condensed Financial Statements.

RFMC WILLOWBRIDGE FUND, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
 For the Three Months Ended March 31, 2008 and 2007

(Unaudited)
_______________

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Unit	Amount	Class A
PARTNERS’ CAPITAL,
JANUARY 1, 2008	110.0239	$ 832,567	4,010.8244	$30,350,478	$31,183,045

Subscriptions	0.2998	2,410	78.4087	608,262	610,672

Redemptions	-	-	(180.3390)	(1,499,579)	(1,499,579)

Net income	-	53,819	-	2,031,906	2,085,725

PARTNERS’ CAPITAL,
March 31, 2008	110.3237	$ 888,796	3,908.8941	$31,491,067	$32,379,863

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B
PARTNERS’ CAPITAL,
JANUARY 1, 2008	3,094.0204	$2,957,099	33,860.2888	$28,767,879	70.7534	$ 73,733	$31,798,711

Subscriptions	-	-	2,325.1686	2,105,000	-	-	2,105,000

Redemptions	(16.7485)	(18,000)	(93.8418)	(85,000)	-	-	(103,000)

Net income	-	199,787	-	1,697,799	-	4,573	1,902,159

PARTNERS’ CAPITAL,
MARCH 31, 2008	3,077.2719	$3,138,886	36,091.6156	$32,485,678	70.7534	$ 78,306	$35,702,870

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Class A
PARTNERS’ CAPITAL,
JANUARY 1, 2007	139.6025	$ 853,304	4,648.9724	$28,416,300	$29,269,604

Subscriptions	0.4618	2,793	29.2739	177,628	180,421

Redemptions	-	-	(217.8641)	(1,289,672)	(1,289,672)

Transfers	-	-	(4.2373)	(24,118)	(24,118)

Net loss	-	(58,891)	-	(1,917,023)	(1,975,914)

PARTNERS’ CAPITAL,
March 31, 2007	140.0643	$ 797,206	4,456.1449	$25,363,115	$26,160,321

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B
PARTNERS’ CAPITAL,
JANUARY 1, 2007	2,871.3178	$2,194,998	37,829.1688	$26,477,077	120.2534	$ 102,226	$28,774,301

Subscriptions	281.6242	215,001	1,583.2818	1,085,000	-	-	1,300,001

Redemptions	(30.9898)	(23,659)	(1,385.4141)	(925,320)	(49.5000)	(40,297)	(989,276)

Transfer	33.7937	24,118	-	-	-	-	24,118

Net loss	-	(158,298)	-	(1,979,625)	-	(6,065)	(2,143,988)

PARTNERS’ CAPITAL,
MARCH 31, 2007	3,155.7459	$2,252,160	38,027.0365	$24,657,132	70.7534	$ 55,864	$26,965,156

See Notes to Condensed Financial Statements.

RFMC WILLOWBRIDGE FUND, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
 For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

1.	BASIS OF PRESENTATION

The interim condensed financial statements of RFMC Willowbridge Fund L.P. (the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete annual financial statements.  These condensed financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.  The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report.  In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners’ capital for the interim periods presented and are not necessarily indicative of a full year’s results.

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

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  These investments are classified as Level 1 fair value estimates (quoted prices in active markets for identical assets) under the provision of Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157").

	B.	Due from Broker

Due from broker represents cash required to meet margin requirements and excess funds not required for margin which are typically invested in 30 day commercial paper and U.S. Treasury bills which are carried at cost plus accrued interest, which approximates market value.  The fair value of the U.S. Treasury bills as of March 31, 2008 and December 31, 2007 was $2,494,307 and $7,854,672, respectively.  The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

RFMC WILLOWBRIDGE FUND, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	C.	Revenue Recognition

Investments in commodity futures contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period, based on quoted market prices.  Accordingly, such contracts are classified as Level 1 fair value estimates under the provision of FAS 157.  Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis.  Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized gains (losses) on closed positions” in the Condensed Statements of Income (Loss).  "Net unrealized gains or losses on open contracts" are reflected in the Condensed Statements of Financial Condition.  Any change in net unrealized gain or loss from the preceding period is reported in the Condensed Statements of Income (Loss) under the caption “Change in net unrealized gains (losses) on open positions”. Interest income is recognized on an accrual basis.

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

Commissions charged to each class or series of class were as follows:

	Three Months Ended March 31,
	2008	2007

Class A	$332,595	$285,563
Class B – Series 1	23,705	17,250
Class B – Series 2	471,468	396,964
Class B – Series 3	975	1,093
Total	$828,743	$700,870

For the three months ended March 31, 2008 and 2007, the General Partner received net brokerage commissions of $682,678 and $523,667, respectively, from the Partnership.  Net brokerage commissions represents commissions charged to Class A and Class B partners less actual brokerage commissions paid to clearing brokers and amounts paid to selling agents for servicing Class B limited partners.  As of March 31, 2008 and December 31, 2007, $77,101 and $97,198, respectively, were due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

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

RFMC WILLOWBRIDGE FUND, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
 For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	G.	Incentive Fees

Willowbridge Associates, Inc. (“Willowbridge”), the Commodity Trading Advisor (“CTA”) of the Partnership, is entitled to a quarterly incentive fee based on an increase in the adjusted net asset value of the Partnership’s assets allocated to trading.  The CTA receives 25% of any new profits, as defined in the Agreement.  The term “new profits” is defined as the increase, if any, in the adjusted net asset value of the assets allocated to trading.  For the three months ended March 31, 2008, the CTA received incentive fees of $1,329,295.  There were no incentive fees earned during the three months ended March 31, 2007.

	H.	Management Fees

The General Partner is paid an annual management fee equal to one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year.  Such annual fee is paid in advance at the beginning of the respective year and is amortized by the Partnership on a straight-line basis over twelve months.  The total management fee paid to the General Partner in 2008 and 2007 was $629,818 and $580,439, respectively.  For the three-month period ended March 31, 2008 and 2007, the Partnership recorded management fee expense earned by the General Partner of $157,454 and $145,110, respectively.  As of March 31, 2008 and December 31, 2007, the unamortized prepaid management fees were $472,363 and $0, respectively.

In addition to the management fee paid to the General Partner, the Partnership pays Willowbridge a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership.  These fees amounted to $171,587 and $139,821 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008 and December 31, 2007, $171,587 and $165,695 were due to Willowbridge, respectively.

	I.	Administrative Expenses

Administrative expenses include professional fees, bookkeeping costs and other charges such as registration fees, printing costs and bank fees.

	J.	Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

The Partnership accounts for uncertainties in income tax positions taken or expected to be taken under the provisions of Financial Accounting Standards Board Interpretation No. 48 (FIN 48) entitled “Accounting For Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  FIN 48 had no impact on the Partnership’s financial statements.

	K.	Subscriptions

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month.  Partners’ contributions received in advance for subscriptions are recorded as prepaid subscriptions in the Condensed Statements of Financial Condition.  The General Partner charges a one percent initial administrative fee on all limited partner unit subscriptions.  The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion.  Subscription proceeds to the Partnership are recorded net of these charges. For the three months ended March 31, 2008 and 2007, the General Partner received initial administrative fees of $750 and $1,653, respectively.

RFMC WILLOWBRIDGE FUND, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
 For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	L.	Redemptions

Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month with at least ten days written notice to the General Partner.  Class B interests are subject to an early redemption charge of up to 4 percent if such interests are redeemed within 12 months of their purchase.

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

	N.	Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Partnership adopted FAS 157 as of January 1, 2008. The adoption of FAS 157 did not have a material impact on the Partnership's financial statements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price).

FAS 157 established a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by FAS 157, the Partnership does not adjust the quoted price for these investments even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments are determined using valuation methodologies that consider a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt and equity securities.

RFMC WILLOWBRIDGE FUND, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
 For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	N.	Recently Issued Accounting Pronouncements (continued)

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The General Partner's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The following table summarizes the valuation of the Partnership's investments by the above FAS 157 fair value hierarchy levels as of March 31, 2008:

	Total	Level I	Level II	Level III
Net unrealized gain on open positions	$ 562,839	$ 562,839	N/A	N/A
Money market mutual funds	$51,830,524	$51,830,524	N/A	N/A
U.S. Treasury Bills	$ 2,494,307	N/A	$2,494,307	N/A

In March 2008, the FASB issued Statement of Financial Accounting Standards (FASB) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment to FASB Statement No. 133” (“FAS 161”).  FAS 161 amends FASB Statement No. 133 (“FAS 133”) to provide an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early adoption is encouraged.  The implementation of FAS 161 is not expected to have a material impact on the Partnership’s financial statements.

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

RFMC WILLOWBRIDGE FUND, L.P.
 NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
 For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
_____________

4.             FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the periods presented:

Three Months Ended March 31, 2008
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire year)

Net Asset Value, Beginning of the year	$7,567.14	$ 955.75	$ 849.61	$1,042.12

Income (loss) from operations
Net investment loss	(246.73)	(28.19)	(30.90)	(36.01)
Net trading profits	735.85	92.46	81.38	100.64

Net income	489.12	64.27	50.48	64.63

Net Asset Value, End of the year	$8,056.26	$1,020.02	$ 900.09	$1,106.75

Total Return(1), (4)	6.46%	6.72%	5.94%	6.20%

Total Return (excluding incentive fees)(2), (4)	8.61%	8.82%	7.94%	8.28%

Supplemental Data

Ratios to average net asset value
Expenses prior to incentive fees(5)	6.87%	5.80%	8.87%	7.79%
Incentive fees(4)	2.07%	2.00%	1.93%	1.98%

Total expenses	8.94%	7.80%	10.80%	9.77%

Ratios of net investment loss(3), (5)	(4.31)%	(3.27)%	(6.32)%	(5.26)%

	Year Ended December 31, 2007
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire year)

Net Asset Value, Beginning of the year	$ 6,112.38	$ 764.46	$ 699.91	$ 850.09

Income (loss) from operations
Net investment loss	(249.77)	(23.79)	(42.16)	(41.96)
Net trading profits	1,704.53	215.08	191.86	233.99

Net income	1,454.76	191.29	149.70	192.03

Net Asset Value, End of the year	$ 7,567.14	$ 955.75	$ 849.61	$1,042.12

Total Return(1)	23.80%	25.02%	21.39%	22.59%

Total Return (excluding incentive fees)(2)	25.10%	26.37%	22.61%	23.77%

Supplemental Data

Ratios to average net asset value
Expenses prior to incentive fee	7.04%	5.98%	9.01%	7.95%
Incentive fees	1.25%	1.27%	1.18%	1.13%

Total expenses	8.29%	7.25%	10.19%	9.08%

Ratios of net investment loss(3)	(2.67)%	(1.67)%	(4.65)%	(3.61)%

_________________

(1)

Total return is derived as ending net asset value less beginning net asset value divided by beginning net asset value, and excludes the effect of sales commissions and initial administrative charges on subscriptions.

(2)	Total return (excluding incentive fees) is derived as net income per unit and adding back incentive fees per unit divided by opening net asset value per unit.
(3)	Net investment loss ratios exclude the effects of incentive fees.
(4)	Not annualized.
(5)	Annualized.

*  *  *  *  *

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

             RFMC Willowbridge Fund, L.P. (the “Partnership”) engages in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts and forward contracts (“Commodity Interests”). The objective of the Partnership is the appreciation of its assets through speculative trading. Ruvane Fund Management Corporation is the General Partner of the Partnership (the “General Partner”) and Willowbridge Associates, Inc. is the Partnership’s trading advisor (the “Advisor”).

             The success of the Partnership is dependent upon the ability of the Advisor to generate trading profits through the speculative trading of Commodity Interests sufficient to produce capital appreciation after payment of all fees and expenses. Future results will depend in large part upon the Commodity Interests markets in general, the performance of its advisor, the amount of additions and redemptions and changes in interest rates. Due to the leveraged nature of the Partnership’s trading activity, small price movements in Commodity Interests may result in substantial gains or losses to the Partnership. Because of the nature of these factors and their interaction, past performance is not indicative of future results. As a result, any recent increases in net realized or unrealized gains may have no bearing on any results that may be obtained in the future.

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

             Class B Interests pay to the General Partner commissions of up to 6.0% annually of the net asset value of the Class B partners’ capital. The General Partner will pay up to 3.0% from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3.0% the brokerage fee with respect to such Class B limited partnership interests will be reduced accordingly. The General Partner pays from this amount all commission charges and fees with respect to the Partner’s trading in Commodity Interests. The flat-rate monthly commission is common among programs such as the Partnership.

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

             Investments in commodity futures, options and forward contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period. The difference between the original cost basis of the contract and fair value is recorded in income as a net unrealized gain or loss on open positions in the Condensed Statements of Financial Condition. Realized gains and losses on closed contracts are recorded on a first-in-first-out basis. Interest income is recognized on an accrual basis. All commodity interests and financial instruments are recorded at fair value in the financial statements. Fair value is based on quoted market prices or estimates of fair value.

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

Results of Operations

Comparison of the Three Months March 31, 2008 and 2007

             For the quarter ended March 31, 2008, the partnership had total profits comprised of net trading gains representing $7,599,457 in realized gains on closed positions, and $(1,418,927) in change in net unrealized gains on open positions, and $424,511 in interest income. For the same quarter in 2007 the Partnership had total losses comprised of net trading loss representing $(3,033,383) in realized losses on closed positions, and $(643,345) in change in net unrealized profits on open positions, and $659,769 in interest income.

             In January 2008, the Partnership had a small gain. The Partnership earned profits trading in silver, US fixed income instruments, the Japanese Yen and soybean oil; the Partnership generated losses in the energy markets, copper and the Euro. The Partnership recorded a net gain of $322,290. In February 2008, trading was quite profitable as the Partnership had gains in silver, soybeans and soybean oil, copper, coffee and the energy markets;  the Partnership had losses in UK and US fixed income instruments and the Japanese Yen.   The Partnership recorded a net gain of $7,461,150.   In March 2008, trading was not profitable. The Partnership had losses in the soybean complex, gasoline, coffee and silver; the Partnership had gains in heating oil, crude oil and Japanese fixed income instruments. The Partnership recorded a net loss of $3,795,556.

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

             For the quarter ended March 31, 2008, the Partnership had expenses comprised of $828,743 in brokerage commissions (including clearing and exchange fees), $1,329,295 in incentive fees, $329,041 in management fees, and $130,078 in accounting and administrative expenses. For the same quarter in 2007, the Partnership had expenses comprised of $700,870 in brokerage commissions (including clearing and exchange fees), $0 in incentive fees, $284,931 in management fees, and $117,142 in accounting and administrative expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

             As a result of above, the Partnership recorded a net profit of $3,987,884 for the quarter compared to a net loss of $4,119,902 for the same quarter in 2007.

             At March 31, 2008, the net asset value of the Partnership was $68,082,733, compared to its net asset value of $62,981,756 at December 31, 2007.

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

             The Partnership’s capital resources are dependent upon three factors: (a) the income or losses generated by the Advisor; (b) the capital invested or redeemed by the limited partners; and (c) the capital invested or redeemed by the General Partner. The Partnership sells limited partnership units to investors from time to time in private placements pursuant to Regulation D of the Securities Act of 1933, as amended. As of the last day of any month, a limited partner may redeem all of its limited partnership units on 10 days’ prior written notice to the General Partner.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

             The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership’s primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership’s open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on a timely basis of market-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings, whether realized or unrealized. The Partnership’s total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership’s existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of March 31, 2008, by market sector:

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

Commodity

             The Partnership’s primary metals market exposure is to fluctuations in the price of gold, silver and copper.  The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions.  The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above.  Additionally, the Partnership had exposure to the energy markets (natural gas, crude oil, heating oil and unleaded gasoline) as of March 31, 2008, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

             The Partnership measures its market risk, related to its holdings of Commodity Interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used March 31, 2008 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership’s market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

•	The prices of the Partnership’s positions resulting from a 10% change in interest rates.

•	The U.S. dollar equivalent balances of the Partnership’s currency exposures due to a 10% shift in currency exchange rates.

•

The market value of the Partnership’s Commodity Interests due to a 10% change in the price of the Commodity Instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has disclosed the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of March 31, 2008.

             The potential loss in earnings for each market risk exposure as of March 31, 2008 was approximately:

Trading portfolio:

Commodity price risk	$414,385
Interest rate risk	$115,965
Currency exchange rate risk	$154,533

Item 4.   Controls and Procedures

             The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated  the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of March 31, 2008 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principal of the General Partner) to allow timely decisions regarding required disclosure.  There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect those controls during the first quarter of 2008.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

             The General Partner is not aware of any pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

             There currently is no established public trading market for the Limited Partnership Units. As of March 31, 2008, 43,258.8587 Partnership Units were held by 666 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2008 through March 31, 2008, a total of 2,403.8771 Partnership Units were subscribed for the aggregate subscription amount of $2,715,672.  The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions

January 2008	$($536,081)
February 2008	$859,288
March 2008	$1,320,303

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

RFMC WILLOWBRIDGE FUND L.P.

Date: May 16, 2008	By: Ruvane Fund Management Corporation Its: General Partner

By: /s/ Robert L. Lerner Robert L. Lerner President, Principal Executive Officer and Principal Financial Officer