Form 10-Q
period 2008-06-30
WILLOWBRIDGE FUND LP
filed 2008-08-14
CIK 794775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer			Accelerated Filer
Non-accelerated filer	X	(do not check if a Smaller reporting company)	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

RFMC WILLOWBRIDGE FUND, L.P.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

RFMC WILLOWBRIDGE FUND, L.P.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

As of June 30, 2008 (Unaudited) and December 31, 2007
_______________

	June 30, 2008	December 31, 2007
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
Due from broker	$20,325,695	$36,108,579
Net unrealized gains on open positions	3,112,418	1,981,766
	23,438,113	38,090,345
CASH AND CASH EQUIVALENTS	53,523,142	29,790,898
DUE FROM GENERAL PARTNER	94,169	97,198
INTEREST RECEIVABLE	33,985	85,505
OTHER ASSETS	1,700	0
PREPAID EXPENSES	314,909	0
TOTAL ASSETS	$77,406,018	$68,063,946
LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Prepaid subscriptions	$40,646	$520,998
Redemptions payable	505,909	3,500,288
Other accrued expenses	226,232	174,653
Accrued management fees	185,190	165,695
Accrued incentive fees	2,545,429	720,556
TOTAL LIABILITIES	3,503,406	5,082,190
PARTNERS’ CAPITAL
Limited partners – Class A (3,567.6425 and 4,010.8244 fully redeemable units at June 30, 2008 and December 31, 2007, respectively)	32,013,595	30,350,478
Limited partners – Class B (40,577.2318 and 37,025.0626 fully redeemable units at June 30, 2008 and December 31, 2007, respectively)	40,896,459	31,798,711
General partner – Class A (110.6122 and 110.0239 fully redeemable units at June 30, 2008 and December 31, 2007, respectively)	992,558	832.567
TOTAL PARTNERS’ CAPITAL	73,902,612	62,981,756
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$77,406,018	$68,063,946
NET ASSET VALUE PER UNIT –
Class A (based on Partners’ Capital of $33,006,153 and $31,183,045 and 3,678.2547 and 4,120.8483 fully redeemable units outstanding)	$8,973.32	$7,567.14
Class B Series 1 – (based on Partners’ Capital of $3,189,664 and $2,957,099 and 2,800.7126 and 3,094.0204 fully redeemable units outstanding)	$1,138.88	$955.75
Class B Series 2 – (based on Partners’ Capital of $37,619,785 and $28,767,879 and 37,705.7658 and 33,860.2888 fully redeemable units outstanding)	$997.72	$849.61
Class B Series 3 – (based on Partners’ Capital of $87,010 and $73,733 and 70.7534 and 70.7534 fully redeemable units outstanding)	$1,229.77	$1,042.12

See Notes to Financial Statements.

RFMC WILLOWBRIDGE FUND, L.P.

CONDENSED STATEMENTS OF INCOME

For the Three Months and Six Months Ended June 30, 2008 and 2007

(Unaudited)

_______________

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
NET INVESTMENT LOSS Income: Interest income	$847,904	$1,338,833	$423,393	$679,064
Expenses: Brokerage commissions	1,707,535	1,390,937	878,792	690,067
Management fees	671,685	578,032	342,644	293,101
Incentive fees	3,874,724	0	2,545,429	0
Accounting and administrative fees	266,026	276,607	135,948	159,465
Total expenses	6,519,970	2,245,576	3,902,813	1,142,633
Net investment loss	(5,672,066)	(906,743)	(3,479,420)	(463,569)
TRADING PROFITS
Profits on trading of commodity futures:
Net realized gains on closed positions	16,165,586	3,145,360	8,566,129	6,178,743
Change in net unrealized gains on open positions	1,130,653	1,364,661	2,549,580	2,008,006
Total trading profits	17,296,239	4,510,021	11,115,709	8,186,749
NET INCOME	$11,624,173	$3,603,278	$7,636,289	$7,723,180
NET INCOME PER UNIT
Class A	$1,406.18	$409.06	$917.06	$829.72
Class B – Series 1	$183.13	$55.20	$118.86	$105.99
Class B – Series 2	$148.11	$39.48	$97.63	$90.98
Class B – Series 3	$187.65	$52.41	$123.02	$112.94

See Notes to Financial Statements.

RFMC WILLOWBRIDGE FUND, L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

_______________

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Class A
PARTNERS’ CAPITAL, JANUARY 1, 2008	110.0239	$832,567	4,010.8244	$30,350,478	$31,183,045
Subscriptions	0.5883	4,804	91.4165	715,574	720,378
Redemptions	—	—	(534.5984)	(4,537,695)	(4,537,695)
Net income	—	155,187	—	5,485,238	5,640,425
PARTNERS’ CAPITAL, JUNE 30, 2008	110.6122	$992,558	3,567.6425	$32,013,595	$33,006,153

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B
PARTNERS’ CAPITAL, JANUARY 1, 2008	3,094.0204	$2,957,099	33,860.2888	$28,767,879	70.7534	$73,733	$31,798,711
Subscriptions	—	—	4,878.6429	4,413,016	—	—	4,413,016
Redemptions	(293.3078)	(318,000)	(1,033.1659)	(981,016)	—	—	(1,299,016)
Net income	—	550,565	—	5,419,906	—	13,277	5,983,748
PARTNERS’ CAPITAL, JUNE 30, 2008	2,800.7126	$3,189,664	37,705.7658	$37,619,785	70.7534	$87,010	$40,896,459

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Class A
PARTNERS’ CAPITAL, JANUARY 1, 2007	139.6025	$853,304	4,648.9724	$28,416,300	$29,269,604
Subscriptions	0.8101	4,864	381.9734	2,305,766	2,310,630
Redemptions	—	—	(298.8667)	(1,789,912)	(1,789,912)
Transfer	—	—	(4.2373)	(24,118)	(24,118)
Net income	—	57,524	—	1,924,319	1,981,843
PARTNERS’ CAPITAL, JUNE 30, 2007	140.4126	$915,692	4,727.8418	$30,832,355	$31,748,047

	CLASS B LIMITED PARTNERS
	Series1		Series2		Series3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B
PARTNERS’ CAPITAL, JANUARY 1, 2007	2,871.3178	$2,194,998	37,829.1688	$26,477,077	120.2534	$102,226	$28,774,301
Subscriptions	281.6242	215,000	1,726.5630	1,180,000	—	—	1,395,000
Redemptions	(214.7167)	(164,833)	(3,302.1376)	(2,304,290)	(49.5000)	(40,296)	(2,509,419)
Transfer	33.7937	24,118	—	—	—	—	24,118
Net income	—	166,770	—	1,452,740	—	1,925	1,621,435
PARTNERS’ CAPITAL, JUNE 30, 2007	2,972.0190	$2,436,053	36,253.5942	$26,805,527	70.7534	$63,855	$29,305,435

See Notes to Financial Statements.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2008 and 2007

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

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired. These investments are classified as Level 1 fair value estimates (quoted prices in active markets for identical assets) under the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”).

	B.	Due from Broker

Due from broker represents cash required to meet margin requirements and excess funds not required for margin which are typically invested in 30 day commercial paper and U.S. Treasury bills which are carried at cost plus accrued interest, which approximates market value. The fair value of the U.S. Treasury bills as of June 30, 2008 and December 31, 2007 was $2,892,442 and $7,854,672, respectively. The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf. The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
	C.	Revenue Recognition

Investments in commodity futures contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period, based on quoted market prices. Accordingly, such contracts are classified as Level 1 fair value estimates under the provision of FAS 157. Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis. Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized gains on closed positions” in the Condensed Statements of Income. “Net unrealized gains on open positions” are reflected in the Condensed Statements of Financial Condition. Any change in net unrealized gain or loss from the preceding period is reported in the Condensed Statements of Income under the caption “Change in net unrealized gains on open positions.” Interest income is recognized on an accrual basis.

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

Commissions charged to each class or series of class were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Class A	$325,433	$287,020	$658,028	$572,583
Class B – Series 1	23,620	17,348	47,325	34,598
Class B – Series 2	528,730	384,967	1,000,198	781,931
Class B – Series 3	1,009	732	1,984	1,825
Total	$878,792	$690,067	$1,707,535	$1,390,937

For the three and six months ended June 30, 2008, the General Partner received net brokerage commissions of $754,665 and $1,437,343, respectively, and for the three and six months ended June 30, 2007, the General Partner received net brokerage commissions of $511,300 and $1,034,966, respectively, from the Partnership. Net brokerage commissions represents commissions charged to Class A and Class B partners less actual brokerage commissions paid to clearing brokers and amounts paid to selling agents for servicing Class B limited partners. As of June 30, 2008 and December 31, 2007, $94,169 and $97,198, respectively, is due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

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

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
	G.	Incentive Fees

Willowbridge Associates, Inc. (“Willowbridge”), the Commodity Trading Advisor (“CTA”) of the Partnership, is entitled to a quarterly incentive fee based on an increase in the adjusted net asset value of the Partnership’s assets allocated to trading. The CTA receives 25% of any new profits, as defined in the Agreement. The term “new profits” is defined as the increase, if any, in the adjusted net asset value of the assets allocated to trading. For the three and six months ended June 30, 2008, the CTA received incentive fees of $2,545,429 and $3,874,724, respectively. There were no incentive fees earned during the three and six months ended June 30, 2007.

	H.	Management Fees

The General Partner is paid an annual management fee equal to one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year. Such annual fee is paid in advance at the beginning of the respective year and is amortized by the Partnership on a straight-line basis over twelve months. The total management fee paid to the General Partner in 2008 and 2007 was $629,818 and $580,439, respectively. For the three and six month periods ended June 30, 2008, the Partnership recorded management fee expense earned by the General Partner of $157,454 and $314,909, respectively, and for the three and six month periods ended June 30, 2007, the Partnership recorded management fee expense earned by the General Partner of $145,110 and $290,220, respectively. As of June 30, 2008 and December 31, 2007, the unamortized prepaid management fees were $314,909 and $0, respectively.

In addition to the management fee paid to the General Partner, the Partnership pays Willowbridge a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership. These fees amounted to $185,190 and $356,777 for the three and six months ended June 30, 2008, respectively, and $147,991 and $287,812 for the three and six months ended June 30, 2007, respectively. As of June 30, 2008 and December 31, 2007, $185,190 and $165,695 were due to Willowbridge, respectively.

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

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month. Partners’ contributions received in advance for subscriptions are recorded as prepaid subscriptions in the Condensed Statements of Financial Condition. The General Partner charges a one percent initial administrative fee on all limited partner unit subscriptions. The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion. Subscription proceeds to the Partnership are recorded net of these charges. For the three and six months ended June 30, 2008, the General Partner received initial administrative fees of $410 and $1,160, respectively, and for the three and six months ended June 30, 2007 the General Partner received initial administrative fees $1,279 and $2,932, respectively.

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

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
	M.	Estimates

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

	N.	Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Partnership adopted FAS 157 as of January 1, 2008. The adoption of FAS 157 did not have a material impact on the Partnership’s financial statements.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The following table summarizes the valuation of the Partnership’s investments by the above FAS 157 fair value hierarchy levels as of June 30, 2008:

	Total	Level I	Level II	Level III
Net unrealized gain on open positions	$3,112,418	$3,112,418	N/A	N/A
Money market mutual funds	$52,171,683	$52,171,683	N/A	N/A
U.S. Treasury Bills	$2,892,442	N/A	$2,892,442	N/A

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

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

_______________

4.	FINANCIAL HIGHLIGHTS
The following sets forth the financial highlights for the periods presented:

	Six Months Ended June 30, 2008
	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance (for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$7,567.14	$955.75	$849.61	$1,042.12
Income (loss) from operations
Net investment loss	(628.49)	(74.08)	(79.59)	(92.18)
Net trading profits	2,034.67	257.21	227.70	279.83
Net income	1,406.18	183.13	148.11	187.65
Net Asset Value, End of the period	$8,973.32	$1,138.88	$997.72	$1,229.77
Total Return(1), (4)	18.58%	19.16%	17.43%	18.01%
Total Return (excluding incentive fees)(2), (4)	24.59%	25.14%	23.44%	24.02%
Supplemental Data
Ratios to average net asset value Expenses prior to incentive fee(5)	6.79%	5.76%	8.77%	7.66%
Incentive fees(4)	5.64%	5.58%	5.64%	5.56%
Total expenses	12.43%	11.34%	14.41%	13.22%
Ratios of net investment loss(3), (5)	(4.32)%	(3.30)%	(6.31)%	(5.23)%

	Year Ended December31,2007
	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance (for a Unit outstanding for the entire year)
Net Asset Value, Beginning of the year	$6,112.38	$764.46	$699.91	$850.09
Income (loss) from operations Net investment loss	(249.77)	(23.79)	(42.16)	(41.96)
Net trading profits	1,704.53	215.08	191.86	233.99
Net income	1,454.76	191.29	149.70	192.03
Net Asset Value, End of the year	$7,567.14	$955.75	$849.61	$1,042.12
Total Return(1)	23.80%	25.02%	21.39%	22.59%
Total Return(excluding incentive fees)(2)	25.10%	26.37%	22.61%	23.77%
Supplemental Data
Ratios to average net asset value
Expenses prior to incentive fee	7.04%	5.98%	9.01%	7.95%
Incentive fees	1.25%	1.27%	1.18%	1.13%
Total expenses	8.29%	7.25%	10.19%	9.08%
Ratios of net investment loss(3)	(2.67)%	(1.67%	(4.65)%	(3.61)%

(1)

Total return is derived as ending net asset value less beginning net asset value divided by beginning net asset value, and excludes the effect of sales commissions and initial administrative charges on subscriptions.

(2)	Total return (excluding incentive fee) is derived as net income per unit and adding back incentive fees per unit divided by opening net asset value per unit.
(3)	Net investment loss ratios exclude the effects of incentive fees.
(4)	Not annualized.
(5)	Annualized.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits in the Condensed Statements of Income.  Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

Results of Operations

Comparison of the Three Months June 30, 2008 and 2007

For the quarter ended June 30, 2008, the Partnership had total income comprised of net trading profits representing $8,566,129 in realized gains on closed positions, and $2,549,580 in change in net unrealized gains on open positions, and $423,393 in interest income. For the same quarter in 2007 the Partnership had total income comprised of net trading profits representing $6,178,743 in realized gains on closed positions, and $2,008,006 in change in net unrealized gains on open positions, and $679,064 in interest income.

In April 2008, the Partnership had gains in heating oil, crude oil, natural gas, European fixed income instruments, and the Australian Dollar; there were losses in the Canadian Dollar, Japanese Yen, gold and soybean meal. The Partnership recorded net income of $958,138. In May 2008, the Partnership had gains in heating oil, RBOB gasoline, crude oil and Japanese and European fixed income instruments; there were losses in silver, copper, the Japanese Yen, gold, the British Pound, soybean meal and the Euro currency. The Partnership recorded net income of $3,253,690. In June 2008, the Partnership had gains in crude oil, soybeans, soybean meal, RBOB gasoline, natural gas, heating oil and corn; there were losses in the Euro currency, wheat, copper and US fixed income instruments. The Partnership recorded net income of $3,424,461.

In April 2007, the Partnership had gains in gasoline, the Euro currency, the Canadian Dollar, the Australian Dollar and the Japanese Yen; there were losses in crude oil, natural gas and silver. The Partnership recorded net income of $3,227,321. In May 2007, the Partnership had gains in the Japanese Yen, the Canadian Dollar and European fixed income instruments; there were losses in the Euro currency, heating oil and silver. The Partnership recorded net income of $898,624.  In June 2007, the Partnership had gains in European fixed income instruments, wheat, natural gas and US Treasury Bonds; there were losses in coffee, heating oil and gasoline. The Partnership recorded net income of $3,597,235.

For the quarter ended June 30, 2008, the Partnership had expenses comprised of $878,792 in brokerage commissions (including clearing and exchange fees), $2,545,429 in incentive fees, $342,644 in management fees, and 135,948 in administrative fees.  For the same quarter in 2007, the Partnership had expenses comprised of $690,067 in brokerage commissions (including clearing and exchange fees), $0 in incentive fees, $293,101 in management fees, and $159,465 in administrative fees.  Incentive fees are a fraction of quarterly trading profits. Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership’s reporting requirements under Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net gain of $7,636,289 for the three months ended June 30, 2008, compared to a net gain of $7,723,180 for the same period in 2007.

At June 30, 2008, the net asset value of the Partnership was $73,902,612, compared to its net asset value of $62,981,756 at December 31, 2007.

During the quarter, the Partnership had no credit exposure to counterparties that are participants of  foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material.

                Comparison of Six Months Ended June 30, 2008 and 2007

For the six months ended June 30, 2008, the Partnership had total income comprised of net trading profits representing $16,165,586 in realized gains on closed positions, $1,130,653 in change in net unrealized gains on open positions, and $847,904 in interest income. For the same period in 2007 the Partnership had total income comprised of net trading profits representing $3,145,360 in realized gains on closed positions, $1,364,661 in change in net unrealized gains on open positions, and $1,338,833 in interest income.

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

In April 2008, the Partnership had gains in heating oil, crude oil, natural gas, European fixed income instruments, and the Australian Dollar; there were losses in the Canadian Dollar, Japanese Yen, gold and soybean meal. The Partnership recorded net income of $958,138.  In May 2008, the Partnership had gains in heating oil, RBOB gasoline, crude oil and Japanese and European fixed income instruments; there were losses in silver, copper, the Japanese Yen, gold, the British Pound, soybean meal and the Euro currency.  The Partnership recorded net income of $3,253,690.  In June 2008, the Partnership had gains in crude oil, soybeans, soybean meal, RBOB gasoline, natural gas, heating oil and corn; there were losses in the Euro currency, wheat, copper and US fixed income instruments.  The Partnership recorded net income of $3,424,461.

In January 2007, the Partnership was slightly unprofitable.  The Partnership earned profits trading in copper, UK fixed income, crude oil and Japanese Yen; the Partnership generated losses in the Euro currency, coffee, natural gas and gasoline. The Partnership recorded a net loss of $169,798.  In February 2007, trading was unprofitable as the Partnership had losses in Japanese Yen, UK fixed income, US fixed income and natural gas; the Partnership earned profits in soybeans, the Euro currency and gasoline.  The Partnership recorded a net loss of $2,290,973. In March 2007, trading was not profitable. The Partnership had losses in silver, Japanese Yen, gold, British Pound and soybeans; the Partnership had gains in gasoline, crude oil and cocoa. The Partnership recorded a net loss of $1,659,131. In April 2007, the Partnership had gains in gasoline, the Euro currency, the Canadian Dollar, the Australian Dollar and the Japanese Yen; there were losses in crude oil, natural gas and silver. The Partnership recorded net income of $3,227,321. In May 2007, the Partnership had gains in the Japanese Yen, the Canadian Dollar and European fixed income instruments; there were losses in the Euro currency, heating oil and silver. The Partnership recorded net income of $898,624.  In June 2007, the Partnership had gains in European fixed income instruments, wheat, natural gas and US Treasury Bonds; there were losses in coffee, heating oil and gasoline. The Partnership recorded net income of $3,597,235.

For the six months ended June 30, 2008, the Partnership had expenses comprised of $1,707,535 in brokerage commissions (including clearing and exchange fees), $3,874,724 in incentive fees, $671,685 in management fees, and $266,026 in administrative expenses. For the same period in 2007, the Partnership had expenses comprised of $1,390,937 in brokerage commissions (including clearing and exchange fees), $0 in incentive fees, $578,032 in management fees, and $276,607 in administrative expenses. Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership’s reporting requirements under Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net gain of $11,624,173 for the six months ended June 30, 2008, as compared to a net gain of $3,603,278 for the same period in 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership’s primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership’s open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on a timely basis of market-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings, whether realized or unrealized. The Partnership’s total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership’s existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of June 30, 2008, by market sector:

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

Commodity

The Partnership’s primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to the energy markets (natural gas, crude oil, heating oil and unleaded gasoline) as of June 30, 2008, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of Commodity Interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used June 30, 2008 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership’s market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

•	The prices of the Partnership’s positions resulting from a 10% change in interest rates.
•	The U.S. dollar equivalent balances of the Partnership’s currency exposures due to a 10% shift in currency exchange rates.
•

The market value of the Partnership’s Commodity Interests due to a 10% change in the price of the Commodity Instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has disclosed the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of June 30, 2008.

The potential loss in earnings for each market risk exposure as of June 30, 2008 was approximately:

Trading portfolio:

Commodity price risk	$1,440,132
Interest rate risk	$245,918
Currency exchange rate risk	$853,857

Item 4T. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of June 30, 2008 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principal of the General Partner) to allow timely decisions regarding required disclosure. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect those controls during the second quarter of 2008.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The General Partner is not aware of any pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

Item 1A. Risk Factors

There are no material changes from the risk factors disclosed in the Partnership’s latest Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of June 30, 2008, 44,255.4865 Partnership Units were held by 684 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2008 through June 30, 2008, a total of 4,970.6477 Partnership Units were subscribed for the aggregate subscription amount of $5,133,394. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subcriptions
January 2008	$$536,081
February 2008	$859,288
March 2008	$1,320,303
April 2008	$1,726,150
May 2008	$612,718
June 2008	$78,854

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

RFMC WILLOWBRIDGE FUND L.P.

Date: August 14, 2008	By: Ruvane Fund Management Corporation Its: General Partner

By: /s/ Robert L. Lerner Robert L. Lerner President, Principal Executive Officer and Principal Financial Officer