Form 10-K/A
period 2007-12-31
WILLOWBRIDGE FUND LP
filed 2008-09-02
CIK 794775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.1

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

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

ITEM 9A. Controls and Procedures

The Partnership's disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal of the General Partner (who serves as the principal executive officer and financial officer of the Partnership), to allow for timely decisions regarding required disclosure and appropriate SEC filings. The principal of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended), which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of and for the year ended December 31, 2007 the Partnership's disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principal of the General Partner) to allow timely decisions regarding required disclosure. There were no changes in the Partnership's internal controls during the fourth quarter of 2007 that have materially affected or are reasonably likely to affect the Partnership's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The management of the General Partner (which is the principal of the General Partner) is responsible for establishing and maintaining adequate internal control over financial reporting by the Partnership. The General Partner's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Partnership's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the General Partner assessed the effectiveness of the Partnership's internal controls over financial reporting as of December 31, 2007. In making this assessment, management of the General Partner used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that assessment, management concluded that, as of December 31, 2007, the Partnership's internal controls over financial reporting were effective.

Management's annual report does not include an attestation report of the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

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

Date:  September 2, 2008

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