Form 10-K/A
period 2007-12-31
WILLOWBRIDGE FUND LP
filed 2008-09-17
CIK 794775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.2

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

Explanatory Note:

RFMC Willowbridge Fund, L.P. (the "Partnership") is filing this Amendment No. 2 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2007, which was originally filed September 2, 2008 (the "Original Filing"), to set forth Item 9a(T), which replaces Item 9a in its entirety in the Original Filing. As disclosed below, Item 9a(T) sets forth management's annual report on internal control over financial reporting. The Item 9a(T) also revises management's conclusions regarding the effectiveness of the Partnership's disclosure controls and procedures as of December 31, 2007 solely as a result of its failure to file management's annual report on internal control over financial reporting in the Original Filing. This Amendment on Form 10-K/A also revises and updates the certifications in Exhibits 31.1 and 32.1. Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 2, and no disclosures have been updated to reflect events that occurred at a later date.

Part II - Item 9a(T) — Controls and Procedures

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

Based upon that evaluation and solely because of the Partnership's failure to file the required management's annual report on internal control over financial reporting ("Report of Management") in its Annual Report on Form 10-K when it was originally filed in March 2008, the General Partners has concluded that the Partnership's disclosure controls and procedures were not effective in timely alerting the General Partners to material information related to the Partnership that is required to be included in our periodic filings and the SEC.

The Partnership has remedied this failure in the effectiveness of its disclosure controls and procedures by filing the required Report of Management in this amendment to its Annual Report on Form 10-K. The Partnership has also implemented additional controls and procedures designed to ensure that the disclosures provided by the Partnership of the applicable filing made under the Exchange Act.  Other than the changes discussed in the immediately preceding sentence, there were no other changes in the Partnership's internal controls during the fourth quarter of 2007 that have materially affected or are reasonably likely to affect the Partnership's internal control over financial reporting.

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

Part IV

ITEM 15. Exhibits and Financial Statement Schedules.

Documents Filed as a Part of This Report.

1.  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2.  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: September 17, 2008