Form 10-Q
period 2008-09-30
WILLOWBRIDGE FUND LP
filed 2008-11-14
CIK 794775

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ TO ____

Commission File No. 000-23529

RFMC WILLOWBRIDGE FUND, L.P.

Delaware	22-678474
(a Delaware Partnership)	(I.R.S. Employer Identification No.)

4 Benedek Road
Princeton, New Jersey 08540
(609) 921-0717

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer			Accelerated Filer

Non-accelerated filer	X	(do not check if a	Smaller Reporting Company
Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☒

RFMC WILLOWBRIDGE FUND, L.P.
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

RFMCWILLOWBRIDGE FUND, L.P.
CONDENSED STATEMENTS OF FINANCIAL CONDITION
As of September 30, 2008 (Unaudited) and December 31, 2007
______________

	September 30, 2008	December 31, 2007
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
Due from broker (including restricted cash of $1,563,867 for 2008 and $936,653 for 2007)	$9,302,866	$36,108,579
Net unrealized gains on open positions	1,455,147	1,981,766
	10,758,013	38,090,345

CASH AND CASH EQUIVALENTS	67,978,888	29,790,898

DUE FROM GENERAL PARTNER	68,139	97,198

INTEREST RECEIVABLE	12,062	85,505

PREPAID EXPENSES	157,454	0

TOTAL ASSETS	$78,974,556	$68,063,946

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Prepaid subscriptions	$118,143	$520,998
Redemptions payable	565,423	3,500,288
Other accrued expenses	124,847	174,653
Accrued management fees	184,850	165,695
Accrued incentive fees	1,347,544	720,556

TOTAL LIABILITIES	2,340,807	5,082,190

PARTNERS' CAPITAL
Limited partners – Class A (3,495.9896 and 4,010.8244
fully redeemable units at September 30, 2008 and December 31,
2007, respectively	33,178,275	30,350,478
Limited partners – Class B (39,942.3959 and 37,025.0626
fully redeemable units at September 30, 2008 and December 31,
2007, respectively)	42,398,760	31,798,711
General partner – Class A (111.3458 and 110.0239
fully redeemable units at September 30, 2008 and December 31,
2007, respectively)	1,056,714	832,567

TOTAL PARTNERS' CAPITAL	76,633,749	62,981,756

TOTAL LIABILITIES AND PARTNERS' CAPITAL	$78,974,556	$68,063,946

NET ASSET VALUE PER UNIT –
Class A (based on Partners' Capital of $34,234,989 and $31,183,045
and 3,607.3354 and 4,120.8483 fully redeemable units outstanding)	$9,490.38	$7,567.14

Class B Series 1 – (based on Partners' Capital of $3,381,777 and $2,957,099
and 2,800.7125 and 3,094.0204 fully redeemable units outstanding)	$1,207.47	$955.75

Class B Series 2 – (based on Partners' Capital of $38,925,186 and $28,767,879
and 37,070.9300 and 33,860.2888 fully redeemable units outstanding)	$1,050.02	$849.61

Class B Series 3 – (based on Partners' Capital of $91,797 and $73,733
and 70.7534 and 70.7534 fully redeemable units outstanding)	$1,297.42	$1,042.12

See Notes to Financial Statements

RFMCWILLOWBRIDGE FUND, L.P.
CONDENSED STATEMENTS OF INCOME
For the Three Months and Nine Months Ended September 30, 2008 and 2007
(Unaudited)
______________

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
NET INVESTMENT (LOSS)
Income:
Interest income	$1,232,288	$2,000,438	$384,384	$661,605

Expenses:
Brokerage commissions	2,603,597	2,114,718	896,062	723,781
Management fees	1,013,989	873,736	342,304	295,704
Incentive fees	5,222,269	0	1,347,545	0
Accounting and administrative fees	365,646	409,843	99,620	133,236

Total expenses	9,205,501	3,398,297	2,685,531	1,152,721

Net investment loss	(7,973,213)	(1,397,859)	(2,301,147)	(491,116)))

TRADING PROFITS
Profits on trading of commodity futures:
Net realized gains on closed positions	24,166,638	5,438,577	8,001,052	2,293,217
Change in net unrealized gains
on open positions	(526,619)	1,641,359	(1,657,272)	276,698

Total trading profits	23,640,019	7,079,936	6,343,780	2,569,915

NET INCOME	$15,666,806	$5,682,077	$4,042,633	$2,078,799

NET INCOME PER UNIT

Class A	$1,923.24	$654.83	$517.06	$245.77

Class B – Series 1	$251.72	$88.20	$68.59	$33.00

Class B – Series 2	$200.41	$63.56	$52.30	$24.08

Class B – Series 3	$255.30	$84.11	$67.65	$31.70

See Notes to Financial Statements

RFMCWILLOWBRIDGE FUND, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)
________________

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Class A
PARTNERS' CAPITAL,
JANUARY 1, 2008	110.0239	$832,567	4,010.8244	$30,350,478	$31,183,045

Subscriptions	1.3219	10,925	165.5506	1,343,722	1,354,647

Redemptions	–	–	(680.3854)	(5,839,133)	(5,839,133)

Net income	–	213,222	–	7,323,208	7,536,430

PARTNERS' CAPITAL,
SEPTEMBER 30, 2008	111.3458	$1,056,714	3,495.9896	$33,178,275	$34,234,989

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B
PARTNERS' CAPITAL,
JANUARY 1, 2008	3,094.0204	$2,957,099	33,860.2888	$28,767,879	70.7534	$73,733	$31,798,711

Subscriptions	–	–	4,978.8714	4,513,015	–	–	4,513,015

Redemptions	(293.3079)	(318,000)	(1,768.2302)	(1,725,342)	–	–	(2,043,342)

Net income	–	742,678	–	7,369,634	–	18,064	8,130,376

PARTNERS' CAPITAL,
SEPTEMBER 30, 2008	2,800.7125	$3,381,777	37,070.9300	$38,925,186	70.7534	$91,797	$42,398,760

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Class A
PARTNERS' CAPITAL,
JANUARY 1, 2007	139.6025	$853,304	4,648.9724	$28,416,300	$29,269,604

Subscriptions	1.1720	7,195	398.2668	2,411,113	2,418,308

Redemptions	(30.9231)	(200,000)	(529.8762)	(3,294,740)	(3,494,740)

Transfer	–	–	(4.2373)	(24,118)	(24,118)

Net income	–	82,888	–	3,032,719	3,115,607

PARTNERS' CAPITAL,
SEPTEMBER 30, 2007	109.8514	$743,387	4,513.1257	$30,541,274	$31,284,661

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B
PARTNERS' CAPITAL,
JANUARY 1, 2007	2,871.3178	$2,194,998	37,829.1688	$26,477,077	120.2534	$102,226	$28,774,301

Subscriptions	403.6256	315,000	3,220.1820	2,260,000	–	–	2,575,000

Redemptions	(214.7167)	(164,833)	(6,664.5031)	(4,778,839)	(49.5000)	(40,296)	(4,983,968)

Transfer	33.7938	24,118	–	–	–	–	24,118

Net income	–	268,855	–	2,293,447	–	4,168	2,566,470

PARTNERS' CAPITAL,
SEPTEMBER 30, 2007	3,094.0205	$2,638,138	34,384.8477	$26,251,685	70.7534	$66,098	$28,955,921

See Notes to Financial Statements

RFMCWILLOWBRIDGE FUND, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)
________________

1.	BASIS OF PRESENTATION

The interim condensed financial statements of RFMC Willowbridge Fund L.P. (the "Partnership") included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete annual financial statements. These condensed financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2007. The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners' capital for the interim periods presented and are not necessarily indicative of a full year's results.

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

Due from broker represents cash required to meet margin requirements and excess funds not required for margin which are typically invested in 30 day commercial paper and U.S. Treasury bills which are carried at cost plus accrued interest, which approximates market value.  The fair value of the U.S. Treasury bills as of September 30, 2008 and December 31, 2007 was $0 and $7,854,672, respectively. The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership's behalf. The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

RFMCWILLOWBRIDGE FUND, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)
________________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	C.	Revenue Recognition

Investments in commodity futures contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period, based on quoted market prices. Accordingly, such contracts are classified as Level 1 fair value estimates under the provisions of FAS 157. Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis. Realized gains are netted with realized losses for financial reporting purposes and shown under the caption "Net realized gains on closed positions" in the Condensed Statements of Income. "Net unrealized gains on open positions" are reflected in the Condensed Statements of Financial Condition. Any change in net unrealized gain or loss from the preceding period is reported in the Condensed Statements of Income under the caption "Change in net unrealized gains on open positions."  Interest income is recognized on an accrual basis.

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

Commissions charged to each class or series of class were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Class A	$322,703	$307,487	$980,731	$880,070
Class B – Series 1	23,436	18,854	70,761	53,452
Class B – Series 2	548,862	396,653	1,549,060	1,178,584
Class B – Series 3	1,061	787	3,045	2,612

Total	$896,062	$723,781	$2,603,597	$2,114,718

For the three and nine months ended September 30, 2008, the General Partner received net brokerage commissions of $763,843 and $2,201,185, respectively, and for the three and nine months ended September 30, 2007, the General Partner received net brokerage commissions of $575,049 and $1,610,015, respectively, from the Partnership. Net brokerage commissions represents commissions charged to Class A and Class B partners less actual brokerage commissions paid to clearing brokers and amounts paid to selling agents for servicing Class B limited partners. As of September 30, 2008 and December 31, 2007, $68,139 and $97,198, respectively, is due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

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

RFMCWILLOWBRIDGE FUND, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)
________________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	G.	Incentive Fees

Willowbridge Associates, Inc. ("Willowbridge"), the Commodity Trading Advisor ("CTA") of the Partnership, is entitled to a quarterly incentive fee based on an increase in the adjusted net asset value of the Partnership's assets allocated to trading. The CTA receives 25% of any new profits, as defined in the Agreement. The term "new profits" is defined as the increase, if any, in the adjusted net asset value of the assets allocated to trading. For the three and nine months ended September 30, 2008, the CTA received incentive fees of $1,347,545 and $5,222,269, respectively. There were no incentive fees earned during the three and nine months ended September 30, 2007.

	H.	Management Fees

The General Partner is paid an annual management fee equal to one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year. Such annual fee is paid in advance at the beginning of the respective year and is amortized by the Partnership on a straight-line basis over twelve months. The total management fee paid to the General Partner in 2008 and 2007 was $629,816 and $580,439, respectively. For the three and nine month periods ended September 30, 2008, the Partnership recorded management fee expense earned by the General Partner of $157,454 and $472,363, respectively, and for the three and nine month periods ended September 30, 2007, the Partnership recorded management fee expense earned by the General Partner of $145,110 and $435,329, respectively. As of September 30, 2008 and December 31, 2007, the unamortized prepaid management fees were $157,454 and $0, respectively.

In addition to the management fee paid to the General Partner, the Partnership pays Willowbridge a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership. These fees amounted to $184,849 and $541,626 for the three and nine months ended September 30, 2008, respectively, and $150,594 and $438,407 for the three and nine months ended September 30, 2007, respectively. As of September 30, 2008 and December 31, 2007, $184,850 and $165,695 were due to Willowbridge, respectively.

	I.	Administrative Expenses

Administrative expenses include professional fees, bookkeeping costs and other charges such as registration fees, printing costs and bank fees.

	J.	Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership's profits.

The Partnership accounts for uncertainties in income tax positions taken or expected to be taken under the provisions of Financial Accounting Standards Board Interpretation No. 48 (FIN 48) entitled "Accounting For Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109."  FIN 48 had no impact on the Partnership's financial statements.

	K.	Subscriptions

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month. Partners' contributions received in advance for subscriptions are recorded as prepaid subscriptions in the Condensed Statements of Financial Condition. The General Partner charges a one percent initial administrative fee on all limited partner unit subscriptions. The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion. Subscription proceeds to the Partnership are recorded net of these charges. For the three and nine months ended September 30, 2008, the General Partner received initial administrative fees of $4,905 and $6,065, respectively, and for the three and nine months ended September 30, 2007 the General Partner received initial administrative fees $1,020 and $3,952, respectively.

RFMCWILLOWBRIDGE FUND, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)
______________

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

Fair value of an investment is the amount that would be receivedto sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price).

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

RFMCWILLOWBRIDGE FUND, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)
______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	N.	Recently Issued Accounting Pronouncements (continued)

		The following table summarizes the valuation of the Partnership's investments by the above FAS 157 fair value hierarchy levels as of September 30, 2008:

			Total	Level I	Level II	Level III

		Net unrealized gains on open positions	$1,455,147	$1,455,147	N/A	N/A
		Money market mutual funds	$65,788,834	$65,788,834	N/A	N/A

In March 2008, the FASB issued Statement of Financial Accounting Standards (FASB) No. 161, "Disclosures about Derivative Instruments and Hedging Activities – An Amendment to FASB Statement No. 133" ("FAS 161"). FAS 161 amends FASB Statement No. 133 ("FAS 133") to provide an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The implementation of FAS 161 is not expected to have a material impact on the Partnership's financial statements.

In October 2008, the FASB issued Staff Position 157-3 ("FSP 157-3") Determining the Fair Value o a Financial Asset When the Market for That Asset is Not Active, which clarifies the application of FAS 157 in a market that is not active.  FSP 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued.  The implementation of FSP 157-3 did not have a material impact on the Partnership's financial statements.

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

RFMCWILLOWBRIDGE FUND, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)
______________

4.	FINANCIAL HIGHLIGHTS

	The following sets forth the financial highlights for the periods presented:

		Nine Months Ended September 30, 2008
			Class B		Class B	Class B
		Class A	Series 1		Series 2	Series 3

	Per Unit Operating Performance
	(for a Unit outstanding for the entire period)

	Net Asset Value, Beginning of the period	$7,567.14	$955.75		$849.61	$1,042.12

	Income (loss) from operations
	Net investment loss	(890.49)	(104.63)		(113.03)	(130.70)
	Net trading profits	2,813.73	356.35		313.44	386.00

	Net income	1,923.24	251.72		200.41	255.30

	Net Asset Value, End of the period	$9,490.38	$1,207.47		$1,050.02	$1,297.42

	Total Return(1), (4)	25.42%	26.34%		23.59%	24.50%

	Total Return (excluding incentive fees)(2), (4)	33.64%	34.55%		31.72%	32.68%

	Supplemental Data

	Ratios to average net asset value
	Expenses prior to incentive fee(5)	6.67%	5.63%		8.66%	7.56%
	Incentive fees(4)	7.50%	7.41%		7.45%	7.38%

	Total expenses	14.17%	13.04%		16.11%	14.94%

	Ratios of net investment loss(3), (5)	(4.31)%	(3.29)%		(6.32)%	(5.24)%

		Year Ended December 31, 2007
			Class B		Class B	Class B
		Class A	Series 1		Series 2	Series 3
	Per Unit Operating Performance
	(for a Unit outstanding for the entire year)

	Net Asset Value, Beginning of the year	$6,112.38	$764.46		$699.91	$850.09

	Income (loss) from operations
	Net investment loss	(249.77)	(23.79)		(42.16)	(41.96)
	Net trading profits	1,704.53	215.08		191.86	233.99

	Net income	1,454.76	191.29		149.70	192.03

	Net Asset Value, End of the year	$7,567.14	$955.75		$849.61	$1,042.12

	Total Return(1)	23.80%	25.02%		21.39%	22.59%

	Total Return (excluding incentive fees)(2)	25.10%	26.37%		22.61%	23.77%

	Supplemental Data

	Ratios to average net asset value
	Expenses prior to incentive fee	7.04%	5.98%		9.01%	7.95%
	Incentive fees	1.25%	1.27%		1.18%	1.13%

	Total expenses	8.29%	7.25%		10.19%	9.08%

	Ratios of net investment loss(3)	(2.67)%	(1.67	) %	(4.65)%	(3.61)%

(1)

Total return is derived as ending net asset value less beginning net asset value divided by beginning net asset value, and excludes the effect of sales commissions and initial administrative charges on subscriptions

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

The success of the Partnership is dependent upon the ability of the Advisor to generate trading profits through the speculative trading of Commodity Interests sufficient to produce capital appreciation after payment of all fees and expenses. Future results will depend in large part upon the Commodity Interests markets in general, the performance of its advisor, the amount of additions and redemptions and changes in interest rates. Due to the leveraged nature of the Partnership's trading activity, small price movements in Commodity Interests may result in substantial gains or losses to the Partnership. Because of the nature of these factors and their interaction, past performance is not indicative of future results. As a result, any recent increases in net realized or unrealized gains may have no bearing on any results that may be obtained in the future.

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

12
Results of Operations

Comparison of the Three Months September 30, 2008 and 2007

For the quarter ended September 30, 2008, the Partnership had total income comprised of net trading profits representing $8,001,052 in realized gains  on closed positions, and ($1,657,272) in change in net unrealized gains on open positions, and $384,384 in interest income. For the same quarter in 2007 the Partnership had total income comprised of net trading profits representing $2,293,217 in realized gains on closed positions, and $276,698 in change in net unrealized gains on open positions, and $661,605 in interest income.

In July 2008, the Partnership was unprofitable. The Partnership had losses in gasoline, crude oil, copper, coffee, soybeans, soybean meal, the Swiss Franc and the British Pound; the Partnership had gains in wheat, gold and natural gas. The Partnership recorded a net loss of $7,080,207.  In August 2008, the Partnership was profitable. The Partnership had gains in the Euro, the British Pound, the Australian Dollar, the Swiss Franc and silver; the Partnership had losses in wheat, sugar and crude oil. The Partnership recorded a net gain of $8,508,765.   In September 2008, the Partnership was profitable. The Partnership had gains in the Euro, the Australian Dollar, copper, US fixed income instruments and heating oil; the Partnership had losses in Japanese and European fixed income markets, gold and the Canadian Dollar. The Partnership recorded a net gain of $2,614,075.

In July 2007, the Partnership recorded a net loss of $550,283. Trading was unprofitable with losses in the Japanese Yen, gasoline, soybean mean and gold, and offsetting gains were made in crude oil, the Euro currency and natural gasoline. In August 2007, the Partnership recorded a net loss of $2,067,363. Trading was unprofitable in copper, crude oil, and heating oil, and there were offsetting gains in the Japanese Yen, Japanese government bonds and wheat. In September 2007, the Partnership recorded net gain of $4,696,445. Trading was profitable in the Euro currency, crude oil, heating oil and wheat, and there were offsetting losses in natural gasoline and copper.

For the quarter ended September 30, 2008, the Partnership had expenses comprised of $896,062 in brokerage commissions (including clearing and exchange fees), $1,347,545 in incentive fees, $342,304 in management fees, and $99,620 in accounting and administrative expenses. For the same quarter in 2007, the Partnership had expenses comprised of $723,781 in brokerage commissions (including clearing and exchange fees), $0 in incentive fees, $295,704 in management fees, and $133,236 in accounting and administrative fees.  Incentive fees are a fraction of quarterly trading profits. Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Accounting and administrative fees consists primary of professional fees and other expenses relating to the Partnership's reporting requirements under Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net gain of $4,042,633 for the three months ended September 30, 2008, compared to a net gain of $2,078,799 for the same period in 2007.

At September 30, 2008, the net asset value of the Partnership was $76,633,749, compared to its net asset value of $62,981,756 at December 31, 2007.

During the quarter, the Partnership had no credit exposure to counterparties that are participants of  foreign commodities exchange or to counterparties dealing in over the counter contracts which is considered to be  material.

Comparison of Nine Months Ended September 30, 2008 and 2007

For the nine months ended September 30, 2008, the Partnership had total income comprised of net trading profits representing $24,166,638 in realized gains on closed positions, ($526,619) in change in net unrealized gains on open positions, and $1,232,288 in interest income. For the same period in 2007 the Partnership had total income comprised of net trading profits representing $5,438,577 in realized gains on closed positions, $1,641,359 in change in net unrealized gains on open positions, and $2,000,438 in interest income.

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

13

In April 2008, the Partnership had gains in heating oil, crude oil, natural gas, European fixed income instruments, and the Australian Dollar; there were losses in the Canadian Dollar, Japanese Yen, gold and soybean meal.  The Partnership recorded a net gain of $958,138. In May 2008, the Partnership had gains in  heating oil, RBOB gasoline, crude oil and Japanese and European fixed income instruments; there were losses in silver, copper, the Japanese Yen, gold, the British Pound, soybean meal and the Euro currency. The Partnership recorded a net gain of $3,253,689. In June 2008, the Partnership had gains in crude oil, soybeans, soybean meal, RBOB gasoline, natural gas, heating oil and  corn; there were losses in the Euro currency, wheat, copper and US fixed income instruments. The Partnership recorded a net income of $3,424,461.

In July 2008, the Partnership was unprofitable. The Partnership had losses in gasoline, crude oil, copper, coffee, soybeans, soybean meal, the Swiss Franc and the British Pound; the Partnership had gains in wheat, gold and natural gas. The Partnership recorded a net loss of $7,080,207.  In August 2008, the Partnership was profitable. The Partnership had gains in the Euro, the British Pound, the Australian Dollar, the Swiss Franc and silver; the Partnership had losses in wheat, sugar and crude oil. The Partnership recorded a net gain of $8,508,765.  In September 2008, the Partnership was profitable. The Partnership had gains in the Euro, the Australian Dollar, copper, US fixed income instruments and heating oil; the Partnership had losses in Japanese and European fixed income markets, gold and the Canadian Dollar. The Partnership recorded a net income of $2,614,075.

In January 2007, the Partnership was slightly unprofitable. The Partnership earned profits trading in copper, UK fixed income, crude oil and Japanese Yen; the Partnership generated losses in the Euro currency, coffee, natural gas and gasoline. The Partnership recorded a net loss of $169,798. In February 2007, trading was unprofitable as the Partnership had losses in Japanese Yen, UK fixed income, US fixed income and natural gas; the Partnership earned profits in soybeans, the Euro currency and gasoline. The Partnership recorded a net loss of $2,290,973. In March 2007, trading was not profitable. The Partnership had losses in silver, Japanese Yen, gold, British Pound and soybeans; the Partnership had gains in gasoline, crude oil and cocoa. The Partnership recorded a net loss of $1,659,131. In April 2007, the Partnership had gains in gasoline, the Euro currency, the Canadian Dollar, the Australian Dollar and the Japanese Yen; there were losses in crude oil, natural gas and silver. The Partnership recorded a net gain of $3,227,321. In May 2007, the Partnership had gains in the Japanese Yen, the Canadian Dollar and European fixed income instruments; there were losses in the Euro currency, heating oil and silver. The Partnership recorded a net gain of  $898,624. In June 2007, the Partnership had gains in European fixed income instruments, wheat, natural gas and US Treasury Bonds; there were losses in coffee, heating oil and gasoline. The Partnership recorded a net gain of $3,597,235. In July 2007, the Partnership recorded a net loss of $550,283. Trading was unprofitable with losses in the Japanese Yen, gasoline, soybean mean and gold, and offsetting gains were made in crude oil, the Euro currency and natural gasoline. In August 2007, the Partnership recorded a net loss of $2,067,363. Trading was unprofitable in copper, crude oil, and heating oil, and there were offsetting gains in the Japanese Yen, Japanese government bonds and wheat. In September 2007, the Partnership recorded net gain of $4,696,445. Trading was profitable in the Euro currency, crude oil, heating oil and wheat, and there were offsetting losses in natural gasoline and copper.

For the nine months ended September 30, 2008, the Partnership had expenses comprised of $2,603,597 in brokerage commissions (including clearing and exchange fees), $5,222,269 in incentive fees, $1,013,989 in management fees, and $365,646 in accounting and administrative fees. For the same period in 2007, the Partnership had expenses comprised of $2,114,718 in brokerage commissions (including clearing and exchange fees), $0 in incentive fees, $873,736 in management fees, and $409,843 in accounting and administrative fees.  Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Accounting and administrative fees consists primary of professional fees and other expenses relating to the Partnership's reporting requirements under Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net gain of $15,666,806 for the nine months ended September 30, 2008, as compared to a net gain of $5,682,077 for the same period in 2007.

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

14
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership's primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on a timely basis of market-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized. The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of September 30, 2008, by market sector:

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

Commodity

The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to the energy markets (natural gas, crude oil, heating oil and unleaded gasoline) as of September 30, 2008, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of Commodity Interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used September 30, 2008 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

• The prices of the Partnership's positions resulting from a 10% change in interest rates.
• The U.S. dollar equivalent balances of the Partnership's currency exposures due to a 10% shift in currency exchange rates.
•

The market value of the Partnership's Commodity Interests due to a 10% change in the price of the Commodity Instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has disclosed the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of September 30, 2008.

The potential loss in earnings for each market risk exposure as of September 30, 2008 was approximately:

Trading portfolio:

Commodity price risk	$404,056
Interest rate risk	$220,650
Currency exchange rate risk	$208,765

Item 4T. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of September 30, 2008 the Partnership's disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principal of the General Partner) to allow timely decisions regarding required disclosure. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls during the third quarter of 2008.  During the quarter NAV Consulting, Inc. replaced LAMO Technologies LLC as a provider of accounting and reporting services for the Partnership.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The General Partner is not aware of any pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

Item 1A. Risk Factors

There are no material changes from the risk factors disclosed in the Partnership's latest Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of September 30, 2008, 43,549.7313 Partnership Units were held by 685 Limited Partners and the General Partner. All of the Limited Partnership Units are "restricted securities" within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2008 through September 30, 2008, a total of 5,145,7439 Partnership Units were subscribed for the aggregate subscription amount of $5,867,662. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions

January 2008	$$536,081

February 2008	$859,288

March 2008	$1,320,303

April 2008	$1,726,150

May 2008	$612,718

June 2008	$78,854

July 2008	$257,491

August 2008	$378,421

September 2008	$98,357

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

RFMC WILLOWBRIDGE FUND L.P.

Date: November 14, 2008	By: Ruvane Fund Management Corporation Its: General Partner

By: /s/ Robert L. Lerner Robert L. Lerner President, Principal Executive Officer and Principal Financial Officer