Form 10-Q/A
period 2008-09-30
WILLOWBRIDGE FUND LP
filed 2008-11-19
CIK 794775

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q/A
(Amendment No. 1)

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

Yes  ☐  No ☒

RFMC WILLOWBRIDGE FUND, L.P.
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

RFMC WILLOWBRIDGE FUND, L.P.
CONDENSED STATEMENTS OF FINANCIAL CONDITION
As of September 30, 2008 (Unaudited) and December 31, 2007
______________

	September 30, 2008	December 31, 2007
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
Due from broker (including margin deposits of $4,529,650 for 2008 and $6,496,736 for 2007)	$9,302,866	$36,108,579
Net unrealized gains on open positions	1,455,147	1,981,766
	10,758,013	38,090,345

CASH AND CASH EQUIVALENTS	67,978,888	29,790,898

DUE FROM GENERAL PARTNER	68,139	97,198

INTEREST RECEIVABLE	12,062	85,505

PREPAID EXPENSES	157,454	0

TOTAL ASSETS	$78,974,556	$68,063,946

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Prepaid subscriptions	$118,143	$520,998
Redemptions payable	565,423	3,500,288
Other accrued expenses	124,847	174,653
Accrued management fees	184,850	165,695
Accrued incentive fees	1,347,544	720,556

TOTAL LIABILITIES	2,340,807	5,082,190

PARTNERS' CAPITAL
Limited partners – Class A (3,495.9896 and 4,010.8244
fully redeemable units at September 30, 2008 and December 31,
2007, respectively	33,178,275	30,350,478
Limited partners – Class B (39,942.3959 and 37,025.0626
fully redeemable units at September 30, 2008 and December 31,
2007, respectively)	42,398,760	31,798,711
General partner – Class A (111.3458 and 110.0239
fully redeemable units at September 30, 2008 and December 31,
2007, respectively)	1,056,714	832,567

TOTAL PARTNERS' CAPITAL	76,633,749	62,981,756

TOTAL LIABILITIES AND PARTNERS' CAPITAL	$78,974,556	$68,063,946

NET ASSET VALUE PER UNIT –
Class A (based on Partners' Capital of $34,234,989 and $31,183,045
and 3,607.3354 and 4,120.8483 fully redeemable units outstanding)	$9,490.38	$7,567.14

Class B Series 1 – (based on Partners' Capital of $3,381,777 and $2,957,099
and 2,800.7125 and 3,094.0204 fully redeemable units outstanding)	$1,207.47	$955.75

Class B Series 2 – (based on Partners' Capital of $38,925,186 and $28,767,879
and 37,070.9300 and 33,860.2888 fully redeemable units outstanding)	$1,050.02	$849.61

Class B Series 3 – (based on Partners' Capital of $91,797 and $73,733
and 70.7534 and 70.7534 fully redeemable units outstanding)	$1,297.42	$1,042.12

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

RFMC WILLOWBRIDGE FUND, L.P.
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

In addition to the management fee paid to the General Partner, the Partnership pays Willowbridge a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership. These fees amounted to $184,850 and $541,626 for the three and nine months ended September 30, 2008, respectively, and $150,594 and $438,407 for the three and nine months ended September 30, 2007, respectively. As of September 30, 2008 and December 31, 2007, $184,850 and $165,695 were due to Willowbridge, respectively.

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

		The following table summarizes the valuation of the Partnership's investments by the above FAS 157 fair value hierarchy levels as of September 30, 2008:

			Total	Level	Level II	Level III
		Net unrealized gains on open positions	$1,455,147	$1,455,147	N/A	N/A
		Money market mutual funds	$65,788,834	$65,788,834	N/A	N/A

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

In October 2008, the FASB issued Staff Position 157-3 ("FSP 157-3") Determining the Fair Value of  a Financial Asset When the Market for That Asset is Not Active, which clarifies the application of FAS 157 in a market that is not active.  FSP 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued.  The implementation of FSP 157-3 did not have a material impact on the Partnership's financial statements.

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

In July 2007, the Partnership recorded a net loss of $550,283. Trading was unprofitable with losses in the Japanese Yen, gasoline, soybean mean and gold, and offsetting gains were made in crude oil, the Euro currency and natural gasoline. In August 2007, the Partnership recorded a net loss of $2,067,363. Trading was unprofitable in copper, crude oil, and heating oil, and there were offsetting gains in the Japanese Yen, Japanese government bonds and wheat. In September 2007, the Partnership recorded a net gain of $4,696,445. Trading was profitable in the Euro currency, crude oil, heating oil and wheat, and there were offsetting losses in natural gasoline and copper.

For the quarter ended September 30, 2008, the Partnership had expenses comprised of $896,062 in brokerage commissions (including clearing and exchange fees), $1,347,545 in incentive fees, $342,304 in management fees, and $99,620 in accounting and administrative fees.  For the same quarter in 2007, the Partnership had expenses comprised of $723,781 in brokerage commissions (including clearing and exchange fees), $0 in incentive fees, $295,704 in management fees, and $133,236 in accounting and administrative fees.  Incentive fees are a fraction of quarterly trading profits. Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Accounting and administrative fees consists primary of professional fees and other expenses relating to the Partnership's reporting requirements under Securities Exchange Act of 1934, as amended.

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

13

In April 2008, the Partnership had gains in heating oil, crude oil, natural gas, European fixed income instruments, and the Australian Dollar; there were losses in the Canadian Dollar, Japanese Yen, gold and soybean meal.  The Partnership recorded a net gain of $958,138. In May 2008, the Partnership had gains in  heating oil, RBOB gasoline, crude oil and Japanese and European fixed income instruments; there were losses in silver, copper, the Japanese Yen, gold, the British Pound, soybean meal and the Euro currency. The Partnership recorded a net gain of $3,253,689. In June 2008, the Partnership had gains in crude oil, soybeans, soybean meal, RBOB gasoline, natural gas, heating oil and  corn; there were losses in the Euro currency, wheat, copper and US fixed income instruments. The Partnership recorded a gain  of $3,424,461.

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

Item 4T. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of September 30, 2008 the Partnership's disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principal of the General Partner) to allow timely decisions regarding required disclosure. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls during the third quarter of 2008.  During the quarter NAV Consulting, Inc. replaced LAMP Technologies LLC as a provider of accounting and reporting services for the Partnership.

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

RFMC WILLOWBRIDGE FUND L.P.

Date: November 19, 2008	By: Ruvane Fund Management Corporation Its: General Partner

By: /s/ Robert L. Lerner Robert L. Lerner President, Principal Executive Officer and Principal Financial Officer