Form 10-K
period 2008-12-31
WILLOWBRIDGE FUND LP
filed 2009-03-31
CIK 794775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number: 0-23529

RFMC WILLOWBRIDGE FUND, L.P.

(Exact name of registrant as specified in its charter)

Delaware	22-2678474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Benedek Road Princeton, NJ 08540 (Address of principal executive offices) (Zip Code)

(609) 921-0717
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Limited Partnership Units

Indicate by check mark if Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

The Partnership’s limited partnership interests are not traded on any market and, accordingly, do not have an aggregate market value. As of January 31, 2009 the net asset value of the limited partnership interests of the registrant held by non-affiliates of the registrant was approximately $83,141,634.

TABLE OF CONTENTS

PART I

ITEM 1. Business
ITEM 1A. Risk Factors
ITEM 1B. Unresolved Staff Comments
ITEM 2. Properties
ITEM 3. Legal Proceedings
ITEM 4. Submission of Matters to Vote of Security Holders

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities
ITEM 6. Selected Financial Data
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
ITEM 8. Financial Statements and Supplementary Data
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 9A(T). Controls and Procedures
ITEM 9B. Other Information

PART III

ITEM 10. Directors and Executive Officers
ITEM 11. Executive Compensation
ITEM 12. Security Ownership of Certain Beneficial Owners and Management
ITEM 13. Certain Relationships and Related Transactions
ITEM 14. Principal Accountant Fees and Services

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

PART I

ITEM 1. Business

Summary

RFMC Willowbridge Fund, L.P. (the “Partnership”) is a limited partnership organized under the Delaware Revised Uniform Limited Partnership Act. The business of the Partnership is to trade, buy, sell or otherwise acquire, hold or dispose of commodity futures contracts, options on physical commodities and on commodity futures contracts, forward contracts, and any rights pertaining thereto (“Commodity Interests”) and to engage in all activities incident thereto. The objective of the Partnership is the appreciation of its assets through speculative trading.

Ruvane Fund Management Corporation, a Delaware corporation (the “General Partner”), is the general partner of the Partnership. The Partnership and the General Partner maintain their principal business office at 4 Benedek Road, Princeton, New Jersey 08540. The telephone number for the Partnership and the General Partner is (609) 921-0717, the facsimile number is (609) 921-0577, and their e-mail address is info@ruvanefunds.com.

The General Partner has been registered with the Commodity Futures Trading Commission (“CFTC”) pursuant to the Commodity Exchange Act (“CEA”), as amended (the “CEA”), as a Commodity Pool Operator (“CPO”) since August 8, 1995, as a Commodity Trading Advisor (“CTA”) since January 12, 1990 and as an introducing broker since May 8, 1995, and is a member of the National Futures Association (“NFA”) in such capacities. See “The General Partner.” The General Partner has selected Willowbridge Associates Inc. (“Willowbridge” or the “Advisor”) as the Partnership’s trading advisor. The Advisor’s main business address is 101 Morgan Lane, Suite 180, Plainsboro, New Jersey 08536 and its telephone number is (609) 936-1100. The Advisor has been registered as a CPO and a CTA pursuant to the CEA since May 3, 1988 and is a member of the NFA in such capacities. All trading decisions regarding the Partnership are made by the Advisor. See “The Advisor.”

All of the Partnership’s assets are traded pursuant to the Advisor’s Primary Investment Program, which currently utilizes two of the trading systems operated by the Advisor. The two trading systems utilized under the Primary Investment Program are computer-based, quantitative systems that trade in domestic and foreign financial instruments, currencies, precious metals and other commodities such as grains, foods and energy products. See “Trading Programs-Allocation of Capital.” The General Partner believes that the combination of several investment strategies and global market exposure reduces the Partnership’s dependence on the success of any single strategy while positioning the Partnership to participate in economic trends in different markets. Nonetheless, in many cases the markets traded by the individual trading strategies overlap and the positions held by the Partnership at any particular point in time may result in different concentrations in any group of markets, which may reduce the diversity of the Partnership’s investments. See “Risk Factors.”

The Partnership is designed to permit investors to participate in the financial advantages presented by trading in Commodity Interests. However, trading in Commodity Interests does entail significant risks, and it is possible that an investor in the Partnership could lose its entire investment. Trading in Commodity Interests is speculative, volatile and highly leveraged and may be riskier and more volatile than many other investments. Further, the Partnership is obligated to pay trading and operational expenses and pay incentive fees, if any, which could materially affect the net results of an investment in the Partnership by reducing net profits or increasing net losses, and the Partnership will be required to make trading profits in the amount of such charges and fees, less interest earned, to avoid depletion or exhaustion of its assets and to generate any profits for the Partnership and the Limited Partners. There can be no assurance that the Partnership will achieve any profits. See “Risk Factors.”

In accordance with the amendment to Section 5 of the Limited partnership Agreement of the Partnership (the “Agreement”), effective January 16, 2003, the Partnership offers separate classes of limited partnership interests, whereby interests which were already issued by the Partnership will be designated as Class A interests. The Partnership also offers Class B limited partnership interests in private offering pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended. The Partnership will offer the Class B interests up to an aggregate of $100,000,000, subject to increase by the General Partner in increments of $10,000,000 after notice to the limited partners of the Partnership.

The General Partner

The General Partner, to the exclusion of the limited partners of the Partnership (the “Limited Partners”), manages and conducts the business of the Partnership. The General Partner (i) selects and monitors the independent commodity trading advisors and the commodity brokers; (ii) allocates and/or reallocates assets of the Partnership to or from the advisors; (iii) determines if an advisor or commodity broker should be removed or replaced; (iv) negotiates management fees, incentive fees and brokerage commissions; and (v) performs such other services as the Partnership may from time to time request.

The General Partner is responsible for the allocation of the Partnership’s capital among various investment programs. The Partnership’s capital currently is allocated to the Primary Investment Program of the Advisor. See

“Trading Programs.” The General Partner, in the future, may allocate the Partnership’s assets to other trading programs. In addition, the General Partner may introduce the Partnership’s trades to the Partnership’s commodity brokers. Under the terms of the Amended and Restated Limited Partnership Agreement of the Partnership (the “Partnership Agreement”), the General Partner will maintain a general partner contribution of $1,000 to the Partnership. As of December 31, 2008, the General Partner owned $1,128,608 of Class A partnership interests. The General Partner is a Delaware Corporation organized in January 1990. The principal of the General Partner is Robert L. Lerner. See “Directors and Executive Officers.”

Futures Trading

Futures contracts are contracts made on or through a commodity exchange and provide for future delivery of agricultural and industrial commodities, precious metals, foreign currencies or financial instruments, and in the case of certain contracts, such as stock index futures contracts and Eurodollar futures contracts, provide for cash settlement. Such contracts are uniform for each commodity on each exchange and vary only with respect to price and delivery time. A contract to buy or sell may be satisfied either by making or taking delivery of the commodity and payment or acceptance of the entire purchase price therefore or by offsetting the obligation with a contract containing a matching contractual obligation on the same (or a linked) exchange prior to delivery. In futures and forward trading, capital is not used to acquire a physical asset but only as security for the payment of losses incurred in open positions. United States commodity exchanges individually or, in certain limited situations, in conjunction with certain foreign exchanges, provide a clearing mechanism to facilitate the matching of offsetting trades. Once trades made between members of an exchange have been confirmed, the clearinghouse is substituted for the clearing member acting on behalf of each buyer and each seller of contracts traded on the exchange and in effect becomes the other party to the trade. Thereafter, each clearing member party to the trade looks only to the clearinghouse for performance. Clearinghouses do not deal with customers, but only with member firms, and the “guarantee” of performance under open positions provided by the clearinghouse does not extend to customers. If a customer’s commodity broker becomes bankrupt or insolvent, or otherwise defaults on such broker’s obligations to such customer, the customer in question may not receive all amounts owing to such customer in respect of trading, despite the clearinghouse fully discharging all of its obligations.

Two broad classifications of persons who trade in commodity futures are “hedgers” and “speculators.” Commercial interests, including banks and other financial institutions, and farmers, who market or process commodities, use the futures markets for hedging. Hedging is a protective procedure designed to minimize losses that may occur because of price fluctuations. The usual objective of the hedger is to protect the profit that he expects to earn from his financial operations, rather than to profit strictly from his futures trading. The commodity markets enable the hedger to shift the risk of price fluctuations to the speculator.

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

The General Partner believes that two important considerations in evaluating an investment opportunity are whether the investment has a sound underlying economic foundation for its expected return and whether the approach employed by the investment’s manager has the capability to realize that return. The General Partner’s approach to investment in futures is designed to achieve consistent profits over the long term. The key to the General Partner’s investment approach is diversification among trading methods and among markets, which is intended to reduce the variability of returns while maintaining the ability to capitalize on profitable trends.

The General Partner allocates the Partnership’s capital to an investment program of the Advisor, which uses a mix of trading strategies that (i) have demonstrated the ability to achieve long-term trading success and (ii) enhance the diversification characteristics of the account. The General Partner measures the success of an investment program by its trading and research results and experience.

The General Partner believes that an account should be considered a long-term investment in order to afford the different trading strategies and investment programs time to operate under a variety of different market conditions. Consequently, the General Partner may choose not to reallocate capital from or terminate an investment program or trading strategy even if that investment program or trading strategy has had an unprofitable period of significant duration. As the performance of the investment programs and trading strategies will vary, the percentage of the Partnership’s capital under the management of each may vary also. Therefore, it is unlikely that the current capital allocations will in fact be the actual allocations at any time during the Partnership’s operations. When capital is withdrawn from the Partnership, the capital under each investment program’s and trading strategy’s management will be reduced in amounts determined by the Advisor, in consultation with the General Partner.

Extensive leverage is available in futures markets. The General Partner will monitor the Advisor’s trading so that leverage remains within levels acceptable to the General Partner, in its sole discretion. In general, the General Partner anticipates that margin commitments for the Partnership will range between 15% and 40% of capital. Margin commitments represent that portion of the capital of the Partnership which is committed as margin for futures contracts. Margins are good faith deposits which must be made with a commodity broker in order to initiate or maintain an open position in a futures contract.

The Advisor

The General Partner has selected Willowbridge as the Partnership’s trading advisor. The Advisor is a global trading advisor, managing over U.S. approximately $1.2 billion in nominal account size (U.S. $990 million of actual funds) as of February 1, 2009 in futures, forward, spot and option contracts and related instruments for international banks, brokerage firms, pension funds, institutions and high net worth individuals. The Advisor was organized as a Delaware corporation in January 1988 and trades on a 24-hour basis in over 70 markets worldwide. The primary activity of Willowbridge is to buy, sell (including short sales), make a spread or otherwise trade in Commodity Interests. The Advisor may, to a limited extent, also trade in other instruments. The trading principals of the Advisor are Philip L. Yang, Michael Y. Gan, and James A. Datri. See “Directors and Executive Officers.”

The Advisor makes trading decisions pursuant to its trading strategies under the investment programs, as well as pursuant to any other trading program, selected by the General Partner. As used herein, the term “trading system” refers to a computerized technical, systematic trading program of the Advisor, the term “trading approach” refers to a discretionary trading program of the Advisor and the term “trading strategy” refers to either a trading system or a trading approach.

Trading Programs

Commodity traders generally rely on either technical or fundamental analysis, or a combination thereof, in making trading decisions and attempting to identify price trends. Fundamental analysis looks at the external factors that affect the supply and demand of a particular commodity in order to predict future prices. As an example, some of the fundamental factors that affect the demand of a foreign currency, like the British pound, are the inflation and interest rates of the currency’s domestic market, exchange controls, and the country’s balance of trade, business climate and political stability. The supply of a currency may be determined by, among other things, government spending, credit controls, domestic money supply and prior years’ trade balances. Some of the fundamental factors that affect the supply of an agricultural commodity, such as corn, include the acreage planted and factors affecting crop conditions such as drought, flood and disease. The demand for corn consists of domestic consumption and exports, and is a product of many things, including general world economic conditions, as well as the cost of corn in relation to the cost of competing products such as soybean meal, wheat, oats and barley.

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

The investment programs and trading strategies which the General Partner has selected to trade the Partnership’s assets are described below, and from time to time may be changed or refined. Additional trading programs may be developed by the Advisor or other trading advisors who may be employed in trading the assets of the Partnership.

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

The investment programs and trading strategies to be followed by the Advisor do not assure the success of the Partnership. Investment decisions made in accordance with these programs and strategies will be based on an assessment of available facts. However, because of the large quantity of facts at hand, a number of available facts may be overlooked. Variables may shift and any investment decision must, in the final analysis, be based on the judgment of the Advisor. Accordingly, no assurance can be given that the Advisor’s investment programs and trading strategies will result in profits to investors in the Partnership.

For each of the trading strategies, risk is managed on a market by market level, sector level, and overall portfolio level. On the market level, risk is managed primarily by utilizing proprietary stop levels and volatility filters. When these filters detect a certain excessive level of volatility in the markets traded, they will signal that the trading strategies should no longer be trading in the markets in which the filters have detected excessive volatility. In this way, the trading strategies do not participate in markets in which there are extremes in market action. On the portfolio and sector level, risk is managed by utilizing proprietary portfolio cutback and restoration rules. These rules determine that positions should be reduced or increased across the entire portfolio or in a given sector at identified risk levels. Stop levels may not necessarily limit losses because they become market orders upon execution; as a result, a stop level order may not be executed at the desired price. After the portfolio has been traded at reduced levels, the rule will then determine when to increase positions to again trade at increased levels.

Allocation of Capital

All of the Partnership’s assets are currently traded pursuant to the Primary Investment Program, utilizing all or part of two of the trading systems operated by Willowbridge: the Vulcan System and the Argo System. (See “Trading Programs and Use of Proceeds --Description of Trading Systems.”) The General Partner, in the future, may allocate the Partnership’s assets to other trading strategies and investment programs.

Primary Investment Program

Under the Primary Investment Program, Willowbridge has the discretion, based upon its periodic evaluation of market conditions, to determine which trading system to use for a given market and to initially allocate and subsequently reallocate among such trading strategies and components of such trading strategies. For example, if Willowbridge believes that we are in a period in which the grains are likely to perform well, it may apply the Argo and Titan Systems to the grain markets since these trading systems typically have performed well in similar environments. Also, if Willowbridge does not believe market conditions warrant trading a particular market, no positions will be taken.. Since January 2008, approximately one-half of the assets traded by Willowbridge pursuant to the Primary Investment Program have been allocated to the Argo System and one-half allocated to the Vulcan System.  During various periods prior thereto, the Primary Investment Program included elements of Willowbridge’s other trading strategies, the Titan trading system and the Siren trading system. Willowbridge, in consultation with the General Partner, may change the allocation of the assets it trades pursuant to the Primary Investment Program among the trading systems and among the commodities traded pursuant thereto. Typically, changes in strategies used for particular markets are made infrequently. If the assets of the Partnership allocated to the Primary Investment Program fall below $5,000,000, Willowbridge may not be able to trade the Primary Investment Program portfolio.

Description of Trading Systems

The trading systems used by the Advisor are proprietary and confidential. The descriptions herein, therefore, are, of necessity, general and not intended to be exhaustive.

Vulcan Trading System

The Vulcan Trading System (“Vulcan”), which commenced trading in 1988, is a computerized technical trading system. It is not a trend-following system, but does ride a trend when the opportunity arises. Vulcan uses the concepts of pattern recognition, support/resistance levels, and counter-trend liquidations in making trading decisions. In effect, Vulcan is more akin to a systematic technical charting system, as opposed to most computer systems which are based on pure trend-following calculations.

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

Argo Trading System

The Argo Trading System (“Argo”) commenced trading in 1988. Argo essentially incorporates Vulcan’s concepts of pattern recognition, support/resistance levels and counter-trend liquidations. However, Argo has a relatively slower time horizon than Vulcan and attempts to capture longer-term price moves. The Argo portfolio includes the instruments traded in the Vulcan portfolio as noted above.

It is intended that Argo’s positions will generally be held from 20 to 30 trading days with approximately 15% to 40% of assets under management normally committed as margin for Commodity Interest trading, but from time to time the percentage of assets committed may be substantially more or less.

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

The Commodity Brokers and Introducing Broker

The Partnership will execute and clear trades in futures and commodity options through ADM Investor Services, Inc. (“ADMIS”), Newedge USA, LLC (“NUSA”) and other unaffiliated clearing brokers selected by the General Partner. The General Partner may retain additional or substitute clearing brokers in the future.

ADMIS is a registered futures commission merchant and is a member of the NFA. Its main office is located at 141 W. Jackson Blvd., Suite 1600A, Chicago, IL 60604.

NUSA is a registered futures commission merchant and is a member of the NFA. Its main office is located at 550 West Jackson, Suite 500, Chicago,, IL 60661.

Bridgeton Global Investor Services, Inc. (“Bridgeton”) is the Partnership’s introducing broker and will introduce the Partnership’s account to the clearing brokers in exchange for receiving a portion of the brokerage commissions charged by the clearing brokers. Each of ADMIS and NUSA acts only as clearing broker for the Partnership and as such is paid commissions for executing and clearing trades on behalf of the Partnership. None of ADMIS, NUSA nor Bridgeton will act in any supervisory capacity with respect to the General Partner or participate in the management of the General Partner or the Partnership.

The assets of the Partnership are deposited with ADMIS and NUSA in trading accounts established by the Partnership for the Advisor and are used by the Partnership as margin to engage in trading. Each of the clearing brokers is a futures commission merchant registered with the CFTC. Such assets are held in either an interest-bearing bank account or in securities approved by the CFTC for investment of customer funds. The clearing brokers through clearing futures trades for its customers, including the Partnership, could expose the Partnership to credit risk. The clearing brokers attempt to mitigate this risk relating to futures contracts in regulated commodities by maintaining funds deposited by customers in separate bank accounts, which are designated as segregated customers’ accounts. In addition, the clearing brokers have set aside funds deposited by customers relating to foreign futures and options in separate bank accounts, which are designated as customer secured accounts. Lastly, the clearing brokers are subject to the CFTC’s Net Capital Rule, which requires the clearing brokers to maintain minimum net capital of at least 4% of the segregated customer funds as defined by the CEA and regulations promulgated thereunder.

The clearing brokers must comply with the settlement procedures established by the clearinghouse of each exchange where the clearing broker is a clearing member. The rules of each exchange vary, but at a minimum the exchange guarantees performance on every contract to each of its clearing members. Thus, once a trade between two clearing members is matched by the exchange, the rights and obligations under the futures or options contract do not run between the original buyer and seller, but between the clearing member and the seller of the contract, and between the clearing member and the buyer. The clearinghouse sets a settlement price for settling all accounts between clearing members for each contract month. Unliquidated positions on outstanding contracts are marked to market at least once a day via midday and/or morning calls to determine any additional margin requirements. In general, a clearinghouse is backed by the membership and will act in the event of non-performance by one of its members or one of the member’s customers, the intent of which is to significantly reduce credit risk. If a clearing broker is not a member of an exchange clearinghouse, it will comply with the settlement procedures established with the actual carrying brokers and will operate through them. Settlement of calls on such contracts may take an extra day on U.S. exchanges or two extra days on non-U.S. exchanges. Additional margin requirements are wire-transferred by the clearing brokers to the appropriate clearinghouse. During the years ended December 31, 2008 and 2007, the Partnership had no material credit risk exposure to a counterparty that is a foreign commodities exchange.

Fees and Expenses

The General Partner

Upon admission to the Partnership, each new subscriber for interests in the Partnership will pay 1% of his subscription amount to the General Partner as an administrative charge. Existing Limited Partners who subscribe for additional interests in the Partnership will pay to the General Partner 1% of the amount of the additional subscription as an administrative charge. The General Partner waives this charge for limited partners who are affiliates of the General Partner. As of the first business day of each year, the Partnership also pays the General Partner a yearly management fee in an amount equal to 1% of the net asset value of the Partnership as of the last day of the preceding fiscal year before deducting (i) accrued ordinary legal, accounting and auditing fees and (ii) any incentive fees payable to the Advisor. In addition, Class A Interests pay to the General Partner a flat-rate monthly brokerage commission of approximately 0.29% of the net asset value of the Partnership as of the beginning of each month (a 3.5% annual rate) for the period, January 1, 2002 to July 31, 2002. Beginning August 1, 2002, Class A Interests pay to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of the Partnership as of the beginning of each month (a 4.0% annual rate). Class B Interests paid to the General Partner commission of up to 6.0 percent annually of the net asset value of the Class B partners’ capital. The General Partner will pay up to 3.0 percent from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3%, the brokerage fee with respect to such Class B limited partnership interests will be reduced accordingly. The General Partner will pay from this amount all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership’s trading, but other execution costs, including give-up charges (charges paid to a party for executing trades that will be cleared by a third party) and service fees assessed by certain forward dealing desks, will be paid by the Partnership. The General Partner will pay from its own funds any futures brokerage commission and fees (except for certain execution costs as noted above) incurred by the Partnership in excess of the flat monthly rate it receives from the Partnership. The flat-rate brokerage commission to the General Partner is calculated after reduction for any brokerage commissions due at the end of the immediately preceding month, any redemptions or distributions as of such immediately preceding month-end and any accrued incentive fees as of such immediately preceding month-end, and after including the interest credits for such immediately preceding month-end and any additions as of the beginning of the month for which the flat-rate brokerage commission is being calculated. Lastly, in the event the flat-rate monthly brokerage commission payable by the Partnership to the General Partner at any time exceeds the actual brokerage commissions and related fees to which such flat-rate brokerage commission is applied, the General Partner will pay a portion of such excess to Limited Partners who became Limited Partners prior to September 1995, the date as of which the Partnership ceased to be a proprietary pool under CFTC Rules, which portion paid to any such Limited Partner shall not exceed such Limited Partner’s pro rata share of the actual brokerage commissions and related fees paid by the Partnership. The General Partner may also pay a portion of such excess to properly registered selling agents as compensation for their ongoing services to the Partnership, which portion paid to any one selling agent is not expected to exceed 1% per annum of the net asset value of the limited partnership interests sold by such selling agent.

The Advisor

The Partnership pays to the Advisor a quarterly management fee of .25% (1% per year) of the Partnership’s month-end Net Assets (as defined below) for each month during such quarter. The Partnership also compensates the Advisor by paying to it a quarterly incentive fee of 25% of New Profits (as defined below), if any. If any incentive fee is paid to the Advisor, the Advisor will retain the amount paid regardless of any subsequent decline in account value, but will not be eligible to receive subsequent incentive fee payments until the Advisor has recouped its losses and earned New Profits.

The Partnership’s “Net Assets” shall mean the total assets of the Partnership including all cash and cash equivalents, accrued interest and the market value of all open commodity positions and other assets maintained by the Partnership, less the market value of all liabilities and reserves of the Partnership, including accrued management and incentive fees, determined in accordance with the principles specified in Paragraph 6 of the Partnership Agreement and, where no principle is specified, in accordance with accounting principles generally accepted in the United States of America. The market value of a commodity futures contract or option on a commodity futures contract shall mean the most recent available closing quotation on the exchange through which the particular commodity futures contract or option on a commodity futures contract is traded by the Partnership; the market value of a forward contract is determined by the dealer with which the Partnership has traded the contract. If, however, a contract cannot be liquidated on the day with respect to which the cumulative profits or losses on the account are being determined, because of the operation of daily limits or other rules of the commodity exchange upon which that contract is traded or otherwise, the settlement price on the first subsequent day on which the contract can be liquidated is the basis for determining the liquidating value of such contract for such day. “New Profits” for the purpose of calculating the Advisor’s incentive fee only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive fees paid or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive fee was paid or payable (after deduction of such incentive fee). In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive fee calculation is made, and (iii) increased by the amount of any losses attributable to redemptions.

Commodity Brokers

The General Partner currently pays commission rates of approximately $11 for each initial purchase (or sale) and offsetting sale (or purchase) of a commodity futures contract with respect to the Partnership’s trading (including NFA assessments and exchange fees), which rates in the future may be higher or lower. The General Partner believes that this brokerage rate is generally competitive with those charged by other commodity brokers; however, other commodity brokerage firms might offer lower rates to an account similar to that of the Partnership. Commissions are charged to the Partnership based on a percentage of the net asset value at the beginning of each month. The commission rate charged was 3.5 percent annually of the net asset value of the Class A Interests for the period, January 1, 2001 to July 31, 2002. Beginning August 1, 2002, Class A Interests are charged 4.0 percent annually of the net asset value of the Partnership. Class B Interests pay to the General Partner commission of up to

6.0 percent annually of the net asset value of the Class B partners’ capital. The General Partner will pay up to 3.0 percent from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3% the brokerage fee with respect to such Class B limited partnership interests will be reduced accordingly.

Selling Agent

An investor in a Class A Interest who subscribes through a selling agent may be charged a sales commission determined by the selling agent. In no event, however, will such sales commission exceed 4% of the subscription amount. The sales commission is paid directly to the Partnership and is remitted to the selling agent on behalf of the investor in the Partnership. Selling agents may also receive a portion of the commodity brokerage commission from the Partnership’s commodity brokers.

Dealers

Dealers will not charge the Partnership commissions, but are compensated from the bid/offer spread that is quoted in dealing with the Partnership. A customary mark-up is included in the price of the forward or spot contract or the premium in the case of an option contract.

Others

The General Partner will pay expenses of the continuing offering of Limited Partnership Units (consisting primarily of printing fees), estimated to be approximately $15,000 per year. The ordinary administrative expenses actually incurred by the Partnership, including periodic legal, accounting and auditing fees, and other administrative expenses and fees, which are estimated to be approximately $670,000 per year (excluding any extraordinary expenses), will be borne by the Partnership.

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

The Partnership has no employees and the General Partner has two employees. The fund administration and management information systems are provided by NAV Consulting, Inc..

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

General Partner’s Selection of Trading Advisors and Investment Programs

Under the terms of the Partnership Agreement, the General Partner has the authority to engage independent commodity trading advisors or affiliated commodity trading advisors to make trading decisions for the Partnership. The Advisor has retained the General Partner as an independent consultant to assist the Advisor in developing new business. The prospect of possibly losing the ability to earn compensation as a consultant to the Advisor could serve as a disincentive to the General Partner engaging a different trading advisor. Should the General Partner select trading programs which it, its principal or their affiliates operate, the General Partner may have a conflict of interest between choosing the trading programs that the General Partner believes will be most advantageous to the Partnership and seeing that it or its affiliates’ trading programs are used on behalf of the Partnership and earning fees therefrom. The General Partner also may be less likely to terminate the use of one of its or its affiliates’ trading programs. The General Partner will act as introducing broker for the Partnership and receive a portion of the brokerage commissions generated by the Partnership’s trading activities. The General Partner may have a conflict of interest between choosing the investment programs that the General Partner believes will be most advantageous to the Partnership and seeing that the investment programs which generate the most trading activity are used on behalf of the Partnership and earning fees therefrom.

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

Trading by the Advisor and Affiliates of the Advisor for Their Own Accounts

The Advisor and its principals have traded, and may continue to trade, Commodity Interests for their own accounts. As a result, it is possible that orders for their accounts may be entered in advance of or opposite to orders for client accounts pursuant to, for instance, a neutral order allocation system, a different trading strategy or a different risk level of trading. However, any such proprietary trading is subject to the duty of the Advisor to exercise good faith and fairness in all matters affecting client accounts. The records and the results of the proprietary trading by the Advisor and its principals will not be made available for inspection by the Limited Partners because of their confidential nature. During the normal course of trading, orders for the client’s account may be executed in competition with the orders for proprietary and other client accounts managed by the Advisor. Depending on market liquidity and other factors, this conflict could result in client orders being executed at prices that are less favorable than would otherwise be the case. In addition, the Advisor may combine various strategies to trade proprietary and client accounts. As a result, trading decisions generated by different trading strategies and investment programs may vary among accounts, resulting in different positions.

Trading by Affiliates of Clearing Brokers for Their Own Accounts

It is possible that certain officers, directors and employees of the Partnership’s clearing brokers and their families may from time to time trade commodity futures contracts and other Commodity Interests for their own accounts, including some of which may be managed by the Advisor. In the event such individuals do trade for their own accounts, investors will not be permitted to inspect such trading records. It is possible that such persons may take positions either similar or opposite to positions taken by the Partnership and that the Partnership and such persons may from time to time be competing for either similar or opposite positions in the commodity futures markets. In certain instances, the clearing brokers may have orders for trades from the Partnership and orders from its own employees. The clearing brokers might be deemed to have a conflict of interest between the sequence in which such orders will be transmitted to the trading floor. Depending on market liquidity and other factors, these conflicts could result in the Partnership’s orders being executed at prices that are less favorable than would otherwise be the case.

Relationship of the Advisor to Futures Commission Merchants

The Advisor appears on the approved list of commodity trading advisors for many futures commission merchants. Appearance on an approved list means that futures commission merchants’ representatives may recommend the Advisor as a trading advisor to its clients. Inclusion on such an approved list may create a conflict of interest for a trading advisor between its duty to trade clients’ accounts in the best interest of clients and its financial interest in maintaining a position on a futures commission merchant’s approved list, which could be contingent upon generation of adequate commission income from those accounts managed by the advisor. The Advisor’s policy, however, is to trade all comparable accounts in the same manner regardless of the method by which the account was obtained.

Limitation of Liability and Indemnification of the General Partner

The Partnership Agreement contains various exculpatory provisions, which provide that the General Partner, its officers, directors, stockholders, employees, agents and affiliates and each person who controls any of the same will not be liable, responsible or accountable in damages or otherwise to the Partnership or any of its partners, their successors or permitted assigns, except by reason of acts or omissions (1) in violation of federal or state securities laws, (2) due to intentional or criminal wrongdoing or gross negligence or willful misconduct, (3) constituting a breach of fiduciary duty or (4) not in good faith in the reasonable belief that they were in, or not opposed to, the best interests of the Partnership. Any claim, action or proceeding by any Limited Partner can be brought only against the General Partner and its assets, and not against any manager, member, officer, employee, agent or affiliate of the General Partner, or any person who controls any of the same. In addition, the Partnership has agreed to indemnify, defend and hold harmless the General Partner, and its officers, directors, stockholders, employees, agents and affiliates, and each person who controls any of the same, from and against any loss, liability, damage, cost or expense (including legal fees and expenses actually and reasonably incurred in defense of any demands, claims or lawsuits) actually and reasonably incurred arising from actions or omissions concerning the business or activities undertaken by or on behalf of the Partnership from any source including, without limitation, any demands, claims or lawsuits initiated by a Limited Partner, if the acts, omissions or alleged acts or omissions upon which such actual or threatened action, proceeding or claim is based were for a purpose reasonably believed to be in, or not opposed to, the best interests of the Partnership and were not (1) in violation of federal or state securities laws, (2) performed or omitted as a result of intentional or criminal wrongdoing or gross negligence or willful misconduct or (3) in violation of the General Partner’s fiduciary obligations to the Partnership. The foregoing rights to indemnification and payment of legal fees and expenses will not be affected in the event of the termination of the Partnership or the withdrawal, dissolution or insolvency of the General Partner. These exculpation and indemnification provisions may not be enforceable with respect to certain statutory liabilities, such as liabilities resulting from violations of federal securities laws.

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

ITEM 1A. Risk Factors

Commodity Markets are Speculative and Risky

The markets in which the Partnership trades are speculative and involve a high degree of risk. It is possible that an investor in the Partnership could lose its entire investment. Each trading strategy within an investment program employed by the Advisor involves a significant risk of incurring large losses. The use of several different trading strategies may not significantly reduce such risk due to, among other things, certain similarities which may exist in the trading strategies. The volatility of the commodities market could cause the Partnership and the Limited Partners to incur substantial losses, potentially impairing the Partnership’s equity base and ability to achieve its long-term profit objectives even if favorable market conditions subsequently develop.

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

Commodity Interest Trading May Be Illiquid

The Partnership’s investment strategies require liquid, properly functioning markets. In extraordinary circumstances, the liquidity of some trading instruments may be impaired and pricing mechanisms may not function properly. The Partnership might be exposed to substantial losses should it find it necessary to liquidate positions under such conditions. Each exchange on which futures are traded typically has a right to suspend or limit trading in the contracts which it uses. Such a suspension or limitation could render it impossible for the Partnership to liquidate its positions, thereby exposing it to losses, or to acquire positions indicated by a trading strategy, thereby eliminating profit opportunities or making it impossible to protect against further losses, which could result in losses to the Partnership and the Limited Partners. In addition, there is no guarantee that exchange and other secondary markets will always remain liquid enough for existing positions to be closed out. Commodity exchanges limit fluctuations in certain commodity futures contract prices, including those for financial futures contracts, during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Under such daily limits, during a single trading day, no trades can be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can be neither taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices occasionally have reached the daily limit for several consecutive days with little or no trading. Similarly, with respect to options on commodity futures, there may be no liquid offset market on an exchange for a particular option due to, among other reasons, insufficient trading interest, exchange imposed restrictions, trading halts or a lack of liquidity in the underlying futures contract. Such market conditions could cause the Partnership to be unable to liquidate its positions in the futures market, which could subject the Partnership to substantial losses and result in losses to the Limited Partners.

Counterparty Risk

If one of the Partnership’s commodity brokers becomes bankrupt or insolvent, or otherwise defaults on its obligations to the Partnership, the Partnership may not receive all amounts owing to it in respect of its trading, despite the clearinghouse fully discharging all of its obligations. Clearinghouses do not deal with customers, but only with member firms, and the “guarantee” of performance under open positions provided by the clearinghouse does not run to customers. Commodity Exchange Act Section 4d(a)(2) requires a futures commission merchant to segregate funds deposited in a customer’s commodity futures account. If the Partnership’s commodity broker fails to properly segregate customer funds, the Partnership may be subject to a risk of loss of its funds on deposit in the event of the commodity broker’s bankruptcy or insolvency. In addition, under certain circumstances, such as the inability of another customer of the commodity broker or its own inability to satisfy substantial deficiencies in such other customer’s account, the Partnership may be subject to a risk of loss of its funds on deposit even if such funds are properly segregated. In the case of any such bankruptcy or customer loss, the Partnership might recover only a pro rata portion of the property available for distribution to all of the commodity broker’s customers, even though certain property specifically traceable to the Partnership (for example, Treasury bills deposited by the Partnership with the commodity broker as margin) was held by such commodity broker. If no property is available for distribution, the Partnership would not recover any of its assets. The Partnership may trade products, including off-exchange products, where the clearinghouses for such products are not required to segregate customer funds which may cause additional issues or difficulties in recovering assets. In addition, the Partnership may trade in markets in which performance is the responsibility only of the individual counterparty and not of an exchange or clearinghouse. In these cases, the Partnership is subject to the risk of the inability of, or refusal by, the counterparty to perform with respect to such contracts. In addition, there is the possibility that institutions, including banks and brokerage firms, with which the Partnership does business will encounter financial difficulties that may impair the operational capabilities or the capital position of the Partnership.

Electronic Trading

The Partnership may place select trades through electronic trading systems provided by the brokerage firms used by the Partnership. Trades placed by electronic means are governed by the terms of the relevant electronic brokerage trading agreements and by exchange rules. Electronic trading systems vary in terms of order matching procedures, opening and closing procedures and prices, error trade policies, trading limitations or requirements, qualifications for access, grounds for terminating access, and limitations on the types of orders that may be entered. Additional risk may occur due to limitation of system access, varying response times and security requirements. In the case of Internet-based systems, there may be additional risks related to service providers and the receipt and monitoring of electronic mail. In the event of electronic system or component failure, it might not be possible to enter new orders, execute existing orders or modify or cancel orders that were previously entered, and orders may be lost or lose priority. Willowbridge continues to place a large majority of its orders by telephone, and will retain the capability to use that method if electronic trading is not possible for a period of time. Exchanges may have adopted rules to limit their liability, the liability of futures brokers and software and communication system vendors and the amount that may be collected for system failures and delays.

Operating History of the Partnership

The Partnership commenced trading in April 1991. The Partnership has realized a net gain through December 2008 and no assurance can be made as to the future performance of the Partnership. In addition, the Partnership’s profitability has varied significantly from period to period. The results for any one period are not necessarily indicative of results for any other period.

Options Trading

The Partnership may engage in the trading of options (both puts and calls) on commodity futures contracts on exchanges where such trading has been authorized by the CFTC. The value of an option depends largely upon the likelihood of favorable price movements in the underlying futures contract in relation to the exercise (or strike) price during the life of the option. Therefore, many of the risks applicable to trading the underlying futures contract are also applicable to options trading. However, there are a number of other risks associated solely with the trading of options. For example, the purchaser of an option runs the risk of loss of his entire investment (i.e., the premium paid). Similarly, the “uncovered writer” of an option is subject to the risk of loss due to an adverse price movement in the underlying futures position. Spread positions using options are subject to the same risks involved in the purchase and writing of options. In addition, in the event the Partnership were to write uncovered options (i.e., where the writer does not own the underlying futures position) as one part of a spread position and such options were exercised by the purchasing party, the Partnership would be required to purchase or deliver the underlying futures contract in accordance with the terms of the option. Finally, an options trader runs the risk of market illiquidity for offsetting positions for any particular option. As a result of these risks, the Partnership might experience losses on option trades, resulting in losses to the Limited Partners. See “Commodity Interest Trading May Be Illiquid.”

“Zero-Sum” Trading; The Partnership Does Not Acquire any Asset with Intrinsic Value

Futures trading is a “zero-sum” risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most “alternative investments,” an investment in the Partnership does not acquire any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prosper while the Partnership trades unprofitably.

Partnership’s Market Positions May Lack Diversity

The Partnership’s assets are diversified among three distinct strategies. Nonetheless, in many cases the markets traded by the individual trading strategies overlap and the positions held by the Partnership at any particular point in time may result in different concentrations in any group of markets, which may reduce the diversity of the Partnership’s investments. As a result, the Partnership may hold relatively concentrated positions from time to time as well as over sustained periods of time. This lack of diversification could result in greater losses to the Partnership and the Limited Partners than otherwise might be anticipated as the Partnership’s portfolio may be more susceptible to any single economic, political or regulatory occurrence and more volatile than a more diversified portfolio.

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

Charges to Partnership

The Partnership will be required to pay a fixed annual management fee and a fixed monthly brokerage commission to the General Partner, and a fixed quarterly management fee and, under certain circumstances, a quarterly incentive fee to the Advisor. The Partnership also is obligated to pay certain execution costs, as well as all legal, accounting, auditing and other administrative expenses and fees, regardless of whether the Partnership realizes any profits. The Partnership, therefore, will be required to make trading profits in the amount of such charges and fees, less interest earned, to avoid depletion or exhaustion of its assets and to generate any profits for the Partnership and the Limited Partners. There can be no assurance that the Partnership will achieve any profits. See “Fees and Expenses.”

Possible Effects of Speculative Position Limits

The CFTC and the commodity exchanges have established limits referred to as “speculative position limits” or “position limits” on the maximum net long or net short commodity position that any person or group of persons may own, hold or control in particular commodity contracts. The CFTC has jurisdiction to establish, or cause exchanges to establish, position limits with respect to all items traded on exchanges located in the United States and any exchange may impose additional limits on positions on that exchange. Such limits will be applicable in respect of trading of futures and options and could affect the ability of the Advisor to acquire certain positions that its respective programs would otherwise indicate as desirable for the Partnership. Were the Advisor to violate applicable position limits, mandatory liquidation of the Partnership’s positions would result and the Advisor could be subject to regulatory action restricting or prohibiting the Advisor from providing further trading advisory services to the Partnership, which could have a material adverse effect on the Partnership and result in losses to the Limited

Partners. The General Partner monitors the Partnership’s compliance with position limits. The positions held by the Advisor will be aggregated under the CEA and applicable exchange regulations for purposes of determining compliance with speculative position limits.

Unequal Allocation of the Partnership’s Assets Among the Trading Strategies and Investment Programs

The General Partner allocates the Partnership’s assets to investment programs that use unequal allocations among trading strategies. Reallocation of the Partnership’s assets or selection of new investment programs or trading strategies may be made from time to time at the discretion of the General Partner. There can be no assurance that the current allocations will prove as successful as others that might have been made. Any given investment program or trading strategy may experience a high monthly rate of return but, as a result of particular allocations, may represent only a small percentage of the Partnership’s net assets. In such case, the benefit to the Partnership as a whole from that investment program’s or trading strategy’s performance will be reduced because of the limited amount of equity available to that investment program or trading strategy. An investment program or trading strategy may incur losses in excess of the assets in that investment program’s or trading strategy’s sub-account. If this occurs, the funds may have to be reallocated among the investment programs or trading strategies, removing assets from the sub-accounts of more successful investment programs or trading strategies to pay losses incurred by the unsuccessful investment program or trading strategy. Any such reallocation will reduce the assets under profitable management, to the detriment of the account, and could disrupt the trading of those investment programs or trading strategies that had achieved profits for the account and increase the possibility that the Partnership and the Limited Partners will experience losses.

Furthermore, there can be no assurance that the strategy of allocating the Partnership’s assets among different trading strategies will not result in substantial opportunity costs to the Partnership, as assets may be allocated away from trading strategies which may be about to recover from a losing period to trading strategies which have been profitable but may be about to enter into a decline. The entry and exit from trading strategies can result in significant losses and missed profit opportunities for the Partnership and the Limited Partners which otherwise would have been avoided.

Trading on Exchanges Outside the United States

The Partnership may engage in trading on commodity exchanges outside the United States. Trading on foreign exchanges is not regulated by the CFTC and may be subject to regulations which offer different or diminished protection in comparison to domestic exchanges and may involve certain risks not applicable to trading on United States exchanges. For instance, some foreign exchanges are “principals’ markets” in which performance is not guaranteed by a clearing house or an exchange but is the responsibility only of the individual member with whom the trader has entered into a contract. In such a case, the Partnership will be subject to the risk of the inability of, or the refusal by, the counterparty to perform with respect to such contracts. Further, United States regulatory authorities may be unable to compel the enforcement of the rules of regulatory authorities or markets in non-United States jurisdictions where transactions for the Partnership may be effected. Moreover, trading on foreign markets will subject the Partnership’s assets to risk of fluctuations in relevant foreign exchange rates and the possibility of exchange controls. Some foreign futures exchanges require margin for open positions to be converted to the home currency of the contract. Additionally, some brokerage firms have imposed this requirement for all foreign futures markets traded, whether or not it is required by a particular exchange. Whenever margin is held in a foreign currency, the Partnership is exposed to potential gains and losses if exchange rates fluctuate. The effect of currency fluctuations on performance records might be significant. Because these risks are not normally experienced on domestic exchanges, trading on foreign exchanges may result in greater losses to the Partnership and the Limited Partners than may be experienced if the Partnership traded only on domestic exchanges.

Reliance on the General Partner

Limited partners will be relying entirely on the ability of the General Partner to select and monitor the trading strategies and investment programs for the Partnership and to allocate and reallocate the assets among trading strategies and investment programs. The selection by the General Partner of the current trading strategies and investment programs involved numerous considerations. The General Partner evaluated the performance records and other aspects of other trading strategies and investment programs (including the volatility of trading, commodities traded, amount of management and incentive fees normally received, personnel, amount of brokerage commissions generated, and amount of funds under management) and made certain subjective judgments in selecting the current trading strategies and investment programs on behalf of the Partnership. Although the General Partner has carefully weighed the noted factors in making its current selection, other factors not considered by the General Partner also may be important. In the future, the General Partner may choose to stop using one or more of the current trading strategies and investment programs, to change the allocation of the Partnership’s assets among such trading strategies and investment programs, or to select additional trading strategies and investment programs for the Partnership, and similar factors will have to be considered by the General Partner at that time. There can be no assurance that the General Partner’s decisions relating to the trading strategies and investment programs for the Partnership will not result in losses to the Partnership and the Limited Partners.

Reliance on the Advisor

The Partnership relies on a single advisor in making trading decisions. There can be no assurance that the Advisor’s trading decisions will not result in losses to the Partnership and the Limited Partners. In addition, an investment in the Partnership may be riskier than other investments because there is a single advisor.

New Trading Strategies and Investment Programs

In the future, the General Partner may designate additional or replacement trading strategies and investment programs to manage the assets of the Partnership. Upon selecting a new trading strategy or investment program, the General Partner may reallocate the Partnership’s assets among the then current trading strategies and investment programs and the new trading strategy or investment program in such amounts as the General Partner may determine in its sole discretion. Any additional or replacement trading strategy or investment program may be selected without prior notice to or approval of the Limited Partners who will not have the opportunity to review the performance records of the newly designated trading strategy or investment program. However, the Limited Partners will be informed of the selection of a new trading strategy or investment program after such trading strategy or investment program has been chosen. No assurance can be given that such trading strategy or investment program will be successful under all or any market conditions or that such trading strategy or investment program will not result in diminished profits or greater losses to the Partnership and the Limited Partners.

Multiple Trading Strategies

Each trading strategy within an investment program employed by the Advisor makes trading decisions independently of the other. Thus, there is the possibility that the Partnership could hold opposite positions in the same or similar Commodity Interest contracts at the same time or during the same period of time. There is also the possibility that each trading strategy may, from time to time, enter identical orders and thus compete for the same trades. Such competition could prevent orders from the Partnership from being executed at desired prices. There can be no assurance that the use of several different trading strategies will not effectively result in losses by certain of the trading strategies at virtually all times, offsetting any profits achieved by others. The Partnership’s diversification of trading strategies, which is intended to reduce “down-side” risk while maintaining the ability to capitalize on profitable trends, may, in fact, have the opposite result, minimizing the Partnership’s ability to exploit trending markets while failing to reduce exposure to significant losses, resulting in losses to the Partnership and the Limited Partners.

Experience of the General Partner; Reliance on Key Individuals

The General Partner has operated this and one other commodity pool; however, the investment programs and trading strategies that are utilized by the Advisor to direct trading for the Partnership have been utilized to direct futures trading for other investors over varying periods of time. The success of the Partnership is dependent on the trading programs and strategies of the Advisor, which are primarily overseen by Mr. Philip Yang and Mr. Michael Gan. Mr. Yang is the sole shareholder of the Advisor; however, neither Mr. Yang nor Mr. Gan has an employment agreement with the Advisor. If any of these individuals were to become unavailable, there may be no adequate replacement who could carry out their respective functions.

Past Results Are No Assurance of Future Performance

The General Partner and the Advisor each caution prospective investors to take seriously the warning required by both the CFTC and the NFA: PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS. The General Partner and the Advisor each believe that such past performance may be of interest, but encourage investors to look at such information more as a statement of the Partnership’s objectives than as any indication that such objectives will, in fact, be achieved. In fact, a significant amount of academic attention has focused on the fact that public futures funds more frequently than not underperform the past performance records included in the funds’ prospectuses.

Termination of the Arrangements with the Advisor, the Advisor’s Licensor and Commodity Brokers

Upon the termination of the Advisory Agreement with the Advisor, the Advisor’s licensing agreement or of any arrangements with the Partnership’s commodity brokers, the General Partner must renegotiate or make such other arrangements for trading advisors, trading systems or brokerage services, as the case may be. No assurance is given that the services of the Advisor or the services of the commodity brokers will be available after the termination of any such agreements. The Advisor uses each of its five technical trading systems pursuant to an exclusive licensing agreement with Caxton Corporation. The licensing agreement for these systems will continue until December 31, 2011, and shall be renewed for successive one year terms unless either the Advisor or Caxton has given 90 days’ notice to the other prior to such renewal date of its intention not to renew. The licensing agreement may also be terminated in the case of an uncured material breach or in other extraordinary situations. There is no assurance that any of the five technical trading systems will be available, on an exclusive basis or otherwise, after termination of the licensing agreement, although the Advisor’s non-technical trading approaches would remain available. In case of the termination of the Advisor’s licensing agreement or of any agreements with the Advisor or the Partnership’s commodity brokers, there is a possibility that the Partnership’s assets would not be able to be traded as effectively, thereby increasing the possibility of losses being incurred by Partnership and the Limited Partners. . It should be noted that only two of the Advisor’s technical trading systems currently are utilized on behalf of the Partnership.

Limited Ability To Liquidate or Withdraw Investment in Limited Partnership Units

There currently is no established public trading market for the Limited Partnership Units and the Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. As of the last day of any month, a Limited Partner may redeem all of its Limited Partnership Units on 10 days’ prior written notice to the General Partner for an amount equal to the balance of such Limited Partner’s book capital account as of the last day of any month, which amount could be less than a Limited Partner’s initial investment. This limited ability to redeem Limited Partnership Units on a monthly rather than daily basis could prevent investors from withdrawing capital committed to the Partnership on a timely basis in order to take advantage of other, more favorable, investment opportunities.

Limited Partners Will Not Participate in Management

Limited Partners are not entitled to participate in the management of the Partnership or in the conduct of its business. Any such participation could subject a Limited Partner to unlimited liability as a general partner.

Possibility of Taxation as a Corporation

The General Partner has been advised that under current federal income tax laws and regulations the Partnership will be classified as a partnership and not as an association taxable as a corporation, and that under current federal income tax laws the Partnership will not be taxed as a corporation under the provisions applicable to a so-called “publicly traded partnership.” This status has not been confirmed by a ruling from, and such opinion is not binding upon, the Internal Revenue Service. No such ruling has been or will be requested. If the Partnership were taxed as a corporation for federal income tax purposes, income or loss of the Partnership would not be passed through to the limited partners, and the Partnership would be subject to tax on its income at the rates of tax applicable to corporations without any deductions for distributions to the Limited Partners. In addition, all or a portion of distributions made to Limited Partners could be taxable to the limited partners as dividends.

Automatic Termination

The limited partnership interests are designed for investors who desire longer term investments. The Partnership will terminate automatically if there is a decline of greater than 50% in the Net Assets of the Partnership as of the end of any month from the Net Assets of the Partnership as of the beginning of the previous fiscal year of the Partnership. However, no assurance can be given to an investor as to the amount, if any, it will receive on such termination because the impossibility of executing trades under favorable conditions, as well as the expenses of liquidation, may completely deplete the Partnership’s assets.

Absence of Certain Statutory Registrations

Neither the General Partner nor the Partnership has registered as a management investment company, or “mutual fund,” which is subject to extensive regulation by the Securities and Exchange Commission under the Investment Company Act of 1940, as amended. The Partnership is, however, a “commodity pool” subject to regulation as such by the CFTC under the CEA. The General Partner and the Advisor each are registered with the CFTC as a CPO and a CTA and both are members of the NFA. In addition, the General Partner is registered as an introducing broker with the CFTC.

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

ITEM 1B. Unresolved Staff Comments.

Not applicable.

ITEM 2. Properties.

The Partnership does not own or lease any physical properties. The Partnership’s office is located within the office of the General Partner, at 4 Benedek Road, Princeton, New Jersey 08540.

ITEM 3. Legal Proceedings.

There are no pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

ITEM 4. Submission of Matters to Vote of Security Holders.

No matters were submitted to the limited partners for vote in the fourth quarter of 2008.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

There currently is no established public trading market for the Limited Partnership Units. As of December 31, 2008, 46,214.9753 Partnership Units were held by 738 Limited Partners and the General Partner.

All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption there from, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units.

Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future.

From January 1, 2008 through December 31, 2008, 9,140.4659 Partnership Units were subscribed for the aggregate net subscription amount of $11,828,975. Details of the subscriptions of these Partnership Units are as follows:

Amount of Subscriptions

January 2008	$536,082
February 2008	$859,288
March 2008	$1,320,303
April 2008	$1,726,150
May 2008	$612,718
June 2008	$78,854
July 2008	$257,491
August 2008	$378,421
September 2008	$98,357
October 2008	$828,839
November 2008	$2,970,587
December 2008	$2,161,885

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

SELECTED FINANCIAL DATA

(in thousands, except units and per unit amounts)

	For the year ended December 31,
	2008	2007	2006	2005	2004
Operations Data:

Income:
Realized Gains (Losses) on Closed Positions, Net	$30,656	$16,634	$4,754	$(11,397)	$5,073
Change in Unrealized
Gains (Losses) on Open Positions, Net	(126)	(1,171)	1,069	(27)	(1,923)

Interest Income	1,567	2,579	2,490	1,336	453

Expenses:
Incentive Fees	6,608	721	—	—	834
Brokerage Commissions (including Clearing and Exchange Fees)	3,617	2,891	2,715	2,137	1,618
Management Fees	1,380	1,185	1,092	920	781
Administrative Expenses (comprised of professional fees, administrative and accounting fees and other expenses)	669	584	590	513	341

Net Income (Loss)	$19,824	$12,662	$3,916	$(13,658)	$29
Net Income (Loss) Per Unit:
Class A	$2,451.02	$1,454.76	$487.92	$(1,970.01)	$(16.48)
Class B, Series 1	$322.00	$191.29	$67.99	$(234.32)	$(69.21)
Class B, Series 2	$253.37	$149.70	$42.90	$(257.58)	$(13.58)
Class B, Series 3	$324.10	$192.03	$60.03	$(287.77)	$77.83

Financial Condition Data:

Limited Partners’ Capital (Class A)	$34,907	$30,350	$28,416	$31,210	$42,672
Limited Partners’ Capital (Class B, Series 1)	4,038	2,957	2,195	1,650	112
Limited Partners’ Capital (Class B, Series 2)	43,443	28,768	26,477	18,814	49
Limited Partners’ Capital (Class B, Series 3)	97	74	102	95	53
General Partner’s Capital (Class A)	1,129	833	853	761	1,011

Partners’ Capital (Net Asset Value)	$83,614	$62,982	$58,044	$52,530	$43,897

Total Assets	$88,900	$68,064	$59,113	$54,386	$44,582

Net Asset Value per Unit (Class A)	$10,018	$7,567	$6,112	$5,624	$7,594
Class A Units Outstanding	3,597	4,121	4,789	5,684	5,752

Net Asset Value per Unit (Class B, Series 1)	$1,278	$956	$764	$696	$930
Class B, Series 1 Units Outstanding	3,160	3,094	2,871	2,370	120

Net Asset Value per Unit (Class B, Series 2)	$1,103	$850	$700	$657	$915
Class B, Series 2 Units Outstanding	39,387	33,860	37,829	28,636	54

Net Asset Value per Unit (Class B, Series 3)	$1,366	$1,042	$850	$790	$1,078
Class B, Series 3 Units Outstanding	71	71	120	120	50

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of December 31, 2008, the assets of the Partnership were allocated for trading in Commodity Interests entirely to the Advisor’s Primary Investment Program. The Primary Investment Program currently consists of the Argo and Vulcan computer-based, quantitative trading systems.

Class A Interests paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.29% of the net asset value of the Class A Interests as of the beginning of each month (a 3.5% annual rate) for the period, January 1, 2001 to July 31, 2002. Beginning August 1, 2002, the Class A Interests pay to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of the Class A Interests as of the beginning of each month (a 4.0% annual rate). Class B Interests pay to the General Partner commission of up to 6.0% annually of the net asset value of the Class B partners’ capital. The General Partner will pay up to 3.0% from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3% the brokerage fee with respect to such Class B limited partnership interests will be reduced accordingly. The General Partner pays from this amount all commission charges and fees with respect to the Partner’s trading in Commodity Interests. The flat-rate monthly commission is common among programs such as the Partnership. As of December 31, 2008, ADMIS and NUSA are the clearing brokers for the Partnership.

Results of Operations

Comparison of fiscal years ended December 31, 2008 and 2007

As of December 31, 2008, total partners’ capital (net asset value) of the Partnership was $83,612,915 compared to its net asset value of $62,981,756 at December 31, 2007. The Partnership’s 2008 subscriptions and redemptions totaled $11,828,975 and $11,022,420 respectively, compared to $5,173,853 and $12,897,514 respectively, in 2007.

For the year ended December 31, 2008, the Partnership had net realized and unrealized trading gains of $30,530,230 and $1,567,450 in interest income. For that same period, the Partnership had expenses comprised of $3,617,242 in brokerage commissions including clearing and exchange fees, $6,608,202 in incentive fees, $1,379,819 in management fees, $274,546 in professional fees, $277,721 in accounting and administrative fees and $115,546 in other expenses. This resulted in the Partnership having a net income of $19,824,604 for 2008.

Interest income decreased to $1,567,450 from $2,578,523 in 2007 primarily due to declining interest rates through 2008. Brokerage commissions increased to $3,617,242 from $2,891,340 in 2007 primarily due to an increase in assets under management. Incentive fees increased to $6,608,202 from $720,556 in 2007 due to the recoupment of trading losses the Partnership had incurred as of December 31, 2006 and the generation of additional profits. Management fees are charged as a percentage of the net assets and increased to $1,379,819 from $1,184,541 in 2007 as assets under management increased. Accounting and administrative expenses increased to $277,721 from $248,357 in 2007 as a result of an increase in professional fees, administrative and accounting fees and other expenses, particularly with respect to the cost of preparing quarterly and annual financial statements. Other expenses decreased to $115,546 from $120,493 in 2007.

For the year ended December 31, 2008, the Partnership had net realized and unrealized trading gains of $30,530,230 and $1,567,450 in interest income. The Partnership’s most profitable trades in 2008 were in heating oil, crude oil and natural gas; additional profits were generated in soybeans and soybean oil, Euro/Japanese Yen, Australian Dollar, British Pound and silver. The Partnership’s least profitable trades in 2008 were in the Canadian Dollar, copper, coffee and cotton. For that same period, the Partnership had expenses comprised of $3,617,242 in brokerage commissions including clearing and exchange fees, $6,608,202 in incentive fees, $1,379,819 in management fees, $274,546 in professional fees, $277,721 in accounting and administrative fees and $115,546 in other expenses. This resulted in the Partnership having a net income of $19,824,604 for 2008.

In January 2008, the Partnership recorded a net gain of $322,290. The Partnership had gains in silver, US fixed income markets, the Japanese Yen and soybeans; the Partnership had losses in crude oil, heating oil, unleaded gasoline, copper and the Euro currency. In February, the Partnership recorded a net gain of 7,461,150. The Partnership had gains in silver, soybeans and soybean oil, copper, coffee and heating oil and crude oil; there were losses in global fixed income markets and the Japanese Yen. In March 2008, the Partnership recorded a net loss of $3,795,555. The Partnership had losses in the soybean complex, unleaded gasoline, coffee, and silver; the Partnership had gains in the energy complex, Japanese fixed income markets and the Japanese Yen.

In April 2008, the Partnership recorded a net gain of $958,138. The Partnership had gains in heating oil, crude oil, natural gas, European fixed income instruments, and the Australian Dollar; there were losses in the Canadian Dollar, Japanese Yen, gold, and soybean meal. In May 2008, the Partnership recorded a net gain of $3,253,689. The Partnership had gains in heating oil, RBOB gasoline, crude oil and Japanese and European fixed income instruments; there were losses in silver, copper, the Japanese Yen, gold, the British Pound, soybean meal and the Euro currency. In June 2008, the Partnership recorded a net gain of $3,424,461. The Partnership had gains in crude oil, soybeans, soybean meal, RBOB gasoline, natural gas, heating oil and corn; there were losses in the Euro currency, wheat, copper and US fixed income instruments.

In July 2008, the Partnership recorded a net loss of $7,080,207. The Partnership had losses in gasoline, crude oil, copper, coffee, soybeans, soybean meal, the Swiss Franc and the British Pound; the Partnership had gains in wheat, gold and natural gas. In August 2008, the Partnership recorded a net gain of $8,508,765. The Partnership had gains in the Euro, the British Pound, the Australian Dollar, the Swiss Franc and silver; the Partnership had losses in wheat, sugar and crude oil. In September 2008, the Partnership recorded a net gain of $2,614,075. The Partnership had gains in the Euro, the Australian Dollar, copper, US fixed income instruments and heating oil; the Partnership had losses in Japanese and European fixed income markets, gold and the Canadian Dollar.

In October 2008, the Partnership recorded a net gain of $2,624,221. The Partnership had gains in the Japanese Yen, heating oil copper and the Canadian Dollar; the Partnership had losses in Japanese and US fixed income markets. In November 2008, Partnership recorded a net gain of $437,193. The Partnership had gains in the Swiss Franc, US and European fixed income markets and natural gas; the Partnership had losses in wheat, cotton and coffee. In December 2008, the Partnership recorded a net gain of $1,096,385. The Partnership had gains in UK and US fixed income markets, natural gas and soybeans; the Partnership had losses in copper, corn and sugar.

The net asset value per Class A Unit at December 31, 2008 increased 32.39% from $7,567.14 at December 31, 2007 to $10,018.16 at December 31, 2008. The net asset value per Class B Unit, Series 1 at December 31, 2008 increased 33.69% from $955.75 at December 31, 2007 to $1,277.75 at December 31, 2008. The net asset value per Class B Unit, Series 2 at December 31, 2008 increased 29.82% from $849.61 at December 31, 2007 to $1,102.98 at December 31, 2008. The net asset value per Class B Unit, Series 3 at December 31, 2008 increased 31.10% from $1,042.12 at December 31, 2007 to $1,366.22 at December 31, 2008.

Comparison of fiscal years ended December 31, 2007 and 2006

As of December 31, 2007, total partners’ capital (net asset value) of the Partnership was $62,981,756 compared to its net asset value of $58,043,905 at December 31, 2006. The Partnership’s 2007 subscriptions and redemptions totaled $5,173,852 and $12,921,632 respectively, compared to $9,487,307 and $7,889,273 respectively, in 2006.

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

Interest income increased to $2,578,523 from $2,489,743 in 2006 primarily due to rising of interest rates through 2007 and an increase in net assets under management. Brokerage commissions increased to $2,891,340 from $2,714,698 in 2006. Brokerage commissions increased due to an increase in net assets under management. Incentive fees increased to $720,556 from $0 in 2006 due to the recoupment of trading losses the Partnership had incurred as of December 31, 2006 and the generation of additional profits. Management fees increased to $1,184,541 from

$1,091,722 in 2006. Management fees are charged as percentage of the net assets therefore the increase is due to the higher net asset value in 2007. Administrative expenses increased in 2007 as a result of an increase in professional fees, administrative and accounting fees and other expenses. Accounting and administrative fees increased to $248,357 from $237,791 in 2006 primarily as a result of increases in the cost of preparing quarterly and annual financial statements. Other expenses decreased to $120,493 from $129,088 in 2006.

In January 2007, the Partnership recorded a net loss of $169,798. The Partnership generated losses in the Euro currency, coffee, natural gas and gasoline; the Partnership earned profits in copper, UK fixed income, crude oil and Japanese Yen. In February 2007, the Partnership recorded a net loss of $2,290,973. The Partnership had losses in Japanese Yen, UK fixed income, US fixed income and natural gas; the Partnership earned profits in soybeans, the Euro currency and gasoline. In March 2007, The Partnership recorded a net loss of $1,659,131. The Partnership had losses in silver, Japanese Yen, gold, British Pound and soybeans; the Partnership had gains in gasoline, crude oil and cocoa.

In April 2007, the Partnership recorded a net gain of $3,227,321. The Partnership had gains in gasoline, the Euro currency, the Canadian Dollar, the Australian Dollar and the Japanese Yen; there were losses in crude oil, natural gas and silver. In May 2007, the Partnership recorded a net gain of $898,624. The Partnership had gains in the Japanese Yen, the Canadian Dollar and European fixed income instruments; there were losses in the Euro currency, heating oil and silver. In June 2007, the Partnership recorded a net income of $3,597,235. The Partnership had gains in European fixed income instruments, wheat, natural gas and US Treasury Bonds; there were losses in coffee, heating oil and gasoline.

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

In October 2007, the Partnership recorded a net gain of $3,443,921. The Partnership had gains in crude oil, gasoline, heating oil, Japanese fixed income markets and the Australian Dollar; the Partnership had losses in wheat, natural gas, copper and soybeans. In November 2007, the Partnership recorded a net gain of $4,348,326. The Partnership had gains in US, UK and Japanese fixed income markets; there were losses in the Australian Dollar, gold and the British Pound. In December 2007, the Partnership recorded a net loss of $802,812. The Partnership had losses in US, European and Japanese fixed income markets, the Japanese Yen, the Australian Dollar and the Euro; there were gains in the soybean complex, corn and gasoline.

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

Liquidity

There currently is no established public trading market for the Limited Partnership Units and the Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. As of the last day of any month, a Limited Partner may redeem all of its Limited Partnership Units on 10 days’ prior written notice to the General Partner for an amount equal to the balance of such Limited Partner’s book capital account as of the last day of any month.

In general, the Advisor will trade only those Commodity Interests that have sufficient liquidity to enable it to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Pursuant to such regulations, no trading may be executed on any given day at prices beyond daily limits. The price of a futures contract occasionally has moved the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating his position. While the occurrence of such an event may reduce or eliminate the liquidity of a particular market, it will not eliminate losses and may in fact substantially increase losses because of its inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Partnership is trading, whether such illiquidity is caused by any of the above reason or otherwise, the Partnership may be unable to liquidate its position prior to its expiration date, thereby requiring the Partnership to make or take delivery of the underlying interests of the commodity investment.

Capital Resources

The Partnership’s capital resources are dependent upon three factors: (1) the trading profit or loss generated by its advisor (including interest income); (2) the money invested or redeemed by the Limited Partners; and (3) capital invested or redeemed by the General Partner. The General Partner has agreed to maintain at least $1,000 in its General Partner capital account, but may invest more than that amount. All capital contributions by the General Partner to the General Partner capital account balance are evidenced by Units of general partnership interest, each of which shall have an initial value equal to the net asset value per Unit at the time of such contribution. The General Partner in its sole discretion, may withdraw any excess above its required capital contribution of $1,000 without notice to the Limited Partners. The General Partner, in its sole discretion, may also contribute any greater amount to the Partnership, for which it shall receive additional Units of general partnership interest at the then-current net asset value.

Contractual Obligations and Commercial Commitments

In the ordinary course of business, the Partnership enters into contracts with third parties, pursuant to which the third parties provide services to or on behalf of the Partnership. Purchase obligations represent executory contracts, which are either non-cancelable or cancelable with a penalty. At December 31, 2008, the Partnership’s purchase obligations and commitments primarily reflect management agreements.

(Dollar amounts in thousands)	2009 and thereafter (1)

Management Fees (General Partner) (2)	$836
Brokerage Commissions(2):
Class A	1,441
Class B, Series 1	121
Class B, Series 2	2,607
Class B, Series 3	5

Management Fees (Advisor) (2)	842

Total Commitments	$5,852

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

(2) Estimated fees based on net assets of the partnership or the respective class/series of units as of December 31, 2008. Class A Interests pay an annual brokerage commission of 4.0% of net asset value. Class B Interests pay an annual brokerage commission of up to 6.0% of net asset value.

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Partnership’s financial statements. The critical accounting estimates and related judgements underlying the Partnership’s financial statements are summarized below. In applying these policies, management makes judgments that frequently require estimates about matters that are inherently uncertain. The Partnership’s significant accounting policies are described in detail in Note 2 of the Notes to Financial Statements. The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits in the Statements of Income Loss. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

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

The Partnership’s total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership’s existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of December 31, 2008, by market sector:

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

Commodity: The Partnership’s primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energy(gas, oil) as of December 31, 2008, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used December 31, 2008 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership’s market risk exposures (interest rate, currency rate, and commodity price) instruments.

The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

The prices of the Partnership’s interest rate positions resulting from a 10% change in interest rates.

The U.S. dollar equivalent balances of the Partnership’s currency exposures due to a 10% shift in currency exchange rates.

The market value of the Partnership’s commodity instruments due to a 10% change in the price of the instruments.

The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of December 31, 2008.

The potential loss in earnings for each market risk exposure as of December 31, 2008 was:

Currency exchange rate risk	$ 198,845

Commodity price risk	$ 335,974

Interest rate risk	$ 530,588

ITEM 8. Financial Statements and Supplementary Data

The Partnership’s financial statements, together with the report of the independent registered public accounting firm thereon, appear on pages F-1 through F-15 hereof.

Selected unaudited quarterly financial data for the years ended December 31, 2008 and 2007 are summarized below:

2008:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net investment loss	(2,192,646)	(3,479,420)	(2,301,147)	(2,732,413)

Total trading profits	6,180,530	11,115,109	6,343,780	6,890,211

Net income	3,987,884	7,636,289	4,042,633	4,157,798

Net income per Unit

Class A	489.12	917.06	517.06	527.78

Class B, Series 1	64.27	118.86	68.59	70.28

Class B, Series 2	50.48	97.63	52.3	52.96

Class B, Series 3	64.64	123.01	67.66	68.80

2007:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net investment loss	(443,174)	(463,569)	(491,116)	(1,403,755)

Total trading profits (losses)	(3,676,728)	8,186,749	2,569,915	8,383,190

Net income/ (loss)	(4,119,902)	7,723,180	2,078,799	6,979,435

Net income (loss) per unit:

Class A	(420.66)	829.72	245.77	799.93

Class B, Series 1	(50.79)	105.99	33.00	103.09

Class B, Series 2	(51.50)	90.98	24.08	86.14

Class B, Series 3	(60.53)	112.94	31.7	107.92

There were no extraordinary, unusual or infrequently occurring items recognized in any quarter reported above, and the Partnership has not disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A(T). Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal of the General Partner (who serves as the principal executive officer and financial officer of the Partnership), to allow for timely decisions regarding required disclosure and appropriate SEC filings. The principal of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended), which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission.

Based upon that evaluation, the General Partner has concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2008.

There were no other changes in the Partnership’s internal controls during the fourth quarter of 2008 that have materially affected or are reasonably likely to affect the Partnership’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the General Partner (which is the principal of the General Partner) is responsible for establishing and maintaining adequate internal control over financial reporting by the Partnership. The General Partner’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Partnership’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.

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

Management of the General Partner assessed the effectiveness of the Partnership’s internal controls over financial reporting as of December 31, 2008. Based upon that evaluation, the General Partner has concluded that the Partnership’s internal control over financial reporting were effective as of December 31, 2008. In making this assessment, management of the General Partner used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management’s annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

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

Robert L. Lerner (age 52),  is the principal of the General Partner. Mr. Lerner has been a shareholder, director and president of the General Partner since he formed the General Partner on January 4, 1990. Mr. Lerner was the sole general partner and CPO of the Partnership since its inception until November 1995, at which time he transferred and assigned his general partnership interest to the General Partner, and had been individually registered with the CFTC as a CPO and a CTA since October 1984. Mr. Lerner is currently registered as a principal and an associated person of the General Partner. Mr. Lerner had been a sole proprietor providing consulting and marketing services to CTAs from January 1992 to January 1996, at which time he transferred his operations to the General Partner which continues to provide such services. From January 2003 through September 30, 2005, Mr. Lerner was president of WoodAllen

Capital Management, LLC, an investment management firm. From 2001 until forming WoodAllen Capital, Mr. Lerner was the president of Partners Capital Investment Group, LLC, an international investment advisory firm he co-founded. From May 1988 until January 1992, Mr. Lerner was senior vice president and director of Mount Lucas Management Corporation, an investment advisory firm he co-founded which specializes in futures investment programs for institutional investors. From July 1985 to May 1988, Mr. Lerner was employed by Commodities Corporation (U.S.A.) N.V., a leading commodity trading advisory firm, that is now a unit of Goldman Sachs Asset Management. Mr. Lerner also has practiced commodities and securities law. Mr. Lerner has a J.D. degree from Boston University Law School and a B.A. degree from Cornell University.

The General Partner has selected Willowbridge Associates Inc. as the Partnership’s trading advisor. The trading principals of the Advisor are Philip L. Yang, Michael Y. Gan, and James A. Datri.

Philip L. Yang (age 50) has been the sole shareholder, Director and President of Willowbridge since September 1, 1992, and he also held those positions from the time he formed Willowbridge in January 1988 through September 1989. He has been a principal and an associated person of Willowbridge from May 1988 until September 1989, and from November 1992 until the present. He is individually registered pursuant to the CEA as a CPO and a CTA and is a member of the NFA in such capacities. He is also a principal and an associated person of Doublewood, Inc. (“Doublewood”), Union Spring Asset Management, Inc. (“Union Spring”), a commodity pool operator and commodity trading advisor, respectively, and Limerick Financial Corporation, a commodity trading advisor. From July 1983 through August 1988 and from October 1989 through August 1992, Mr. Yang was a Senior Vice President at Caxton Corporation, now Caxton Associates, L.L.C. (“Caxton”), a commodity trading advisory firm, serving initially as Director of Research, where his research concentration was in the development and application of computerized trading models for a broad range of financial markets, and later as Director of Commodity Trading. Mr. Yang obtained a bachelor’s degree with honors from the University of California at Berkeley, where he was inducted into Phi Beta Kappa. He received his master’s degree from the Wharton School of the University of Pennsylvania. He co-authored with Richard G. Faux, Jr. “Managed Futures: The Convergence with Hedge Funds,” a chapter in Evaluating and Implementing Hedge Fund Strategies, a book published in 1999 by Euromoney Publications.

Michael Y. Gan (age 50) has been the Executive Vice President of Willowbridge since September 1, 1992. He is a principal and an associated person of Willowbridge. He is individually registered pursuant to the CEA as a CPO and a CTA and is a member of the NFA in such capacities. He is also a principal and an associated person of Doublewood and Union Spring. Mr. Gan was the sole shareholder, Director and President of Willowbridge from October 1989 through August 1992. From July 1983 to October 1989, he worked in the foreign exchange trading group at Marine Midland Bank in New York. In this capacity, Mr. Gan was responsible for research into technical analysis, as well as proprietary trading for the firm in both currency futures and options and was promoted to Assistant Vice President. Mr. Gan graduated summa cum laude from the University of the Philippines with a B.S. in Chemical Engineering and subsequently graduated with honors from the Wharton School of the University of Pennsylvania with a M.B.A. in Finance.

James A. Datri (age 45) is Vice President of Willowbridge. He has been a principal of Willowbridge since August 2007 and has been an associated person of Willowbridge since April 1997. Mr. Datri is currently responsible for overseeing trading activities for Willowbridge’s technical trading systems. He has been employed by Willowbridge since February 1995, holding various positions and handling a wide range of responsibilities in operations and trading during that time. Prior to joining Willowbridge, Mr. Datri worked at Caxton Associates, LLC from April 1988 through January 1995 as a trading assistant, providing support and research for various traders. Previously, he spent three years, from May 1985 through April 1988, at Merrill Lynch in an operations capacity. Mr. Datri is a graduate of Monmouth College with a B.S. in finance.

Code of Ethics

The Partnership does not have any officers; therefore, it has not adopted a code of ethics applicable to the Partnership’s principal executive officer principal financial officer, principal accounting officer and persons performing similar functions. The General Partner is primarily responsible for the day to day administrative and operational aspects of the Partnership’s business. The General Partner has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions and a copy of such code is included in Exhibit 14.01 to the Partnership’s Form 10-K for the fiscal year ending December 31, 2005 and is herein incorporated by reference.

ITEM 11. Executive Compensation

The Partnership has no directors or executive officers. The General Partner manages and conducts the business of the Partnership. The General Partner receives management and other fees from the Partnership. See “Business -- Fees and Expenses.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2008, approximately 46,214.9753 Partnership Units were held by us Limited Partners and the General Partner. As of December 31, 2008 no person known to the Partnership beneficially owned more than 5% of the outstanding Partnership Units.

The Partnership has no directors or officers. The General Partner manages and conducts the business of the Partnership. As of December 31, 2008, the General Partner owned $1,128,608 of general partner interests in the Company, or 112.6562 Partnership Units, representing approximately 1.36% of the total outstanding Partnership Capital, and also beneficially owned 6.6885 Limited Partnership Units. The General Partner is owned entirely by Robert L. Lerner and trusts for the benefit of him and his family.

ITEM 13. Certain Relationships and Related Transactions

The General Partner manages and conducts the business of the Partnership. To compensate the General Partner for its management of the Partnership, its monitoring of the Advisor’s portfolio and its assumption of the financial burden of operating the Partnership, the General Partner receives management and other fees from the Partnership. See “Business - Fees and Expenses.” For the years ended December 31, 2008, 2007, and 2006, the General Partner received a management fee from the Partnership pursuant to the Partnership Agreement in the amounts of $629,818, $580,439 and $525,299 , respectively. For the years ended December 31, 2008, 2007 and 2006, the General Partner received administrative charges from the Limited Partners pursuant to the Partnership Agreement in the amount of $7,179, $3,952 and $19,797, respectively. This is a one-time, one percent of capital administrative charge for partners on their contribution. The General Partner waives this charge for limited partners who are affiliates of the General Partner. For the years ended December 31, 2008, 2007 and 2006, the General Partner received net brokerage commissions of $3,131,741, $2,290,347and $1,808,945 respectively, from the Partnership. Net brokerage commissions represent the gross brokerage commissions of 4.0% annually of the net asset value of the Class A Interests and 3.0% up to 6.0% annually of the Class B Interests (assuming no trailer commissions are being paid) less actual brokerage commissions paid to clearing brokers. One individual who is associated with the CTA is also a limited partner of the fund. At December 31, 2008, 2007 and 2006 the individual’s outstanding partnership interest was $211,929, $157,236 and $126,298, respectively.

ITEM 14. Principal Accountant Fees and Services

Fees Incurred by the Partnership for services provided by Deloitte & Touche LLP and its affiliates.

The following table shows the fees (in thousands) paid or accrued by the Partnership for the audit and other services provided by Deloitte & Touche LLP and its affiliates for 2008 and 2007

	2008	2007

Audit Fees (1)	$133.5	$131.1
Audit-Related Fees	21	—
Tax Fees (2)	52.5	50.0
All Other Fees	—	—
	$186	$181.1

The General Partner is responsible for approving every engagement of Deloitte & Touche LLP to perform audit or non-audit services for the Partnership before Deloitte & Touche LLP is engaged to provide those services. The General Partner considers whether the provision of any non-audit provisions is compatible with maintaining Deloitte & Touche LLP’s independence.

___________

(1) Audit fees represent fees for professional services provided in connection with the audit of the Partnership’s annual financial statements and review of the Partnership’s quarterly financial statements.

(2) For 2008 and 2007, respectively, tax fees principally included tax compliance fees.

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

By: Ruvane Fund Management Corporation

Its: General Partner

By: /s/ Robert L. Lerner

Robert L. Lerner, President, Principal Executive Officer and

Principal Financial Officer

Date: March 31, 2009

INDEX TO EXHIBITS

Exhibit Number	Item Description
3.1	Certificate of Limited Partnership for The Willowbridge Fund L.P., dated January 16, 1986 (Filed as Exhibit 3.1 to the Registrant’s Form 10 and incorporated by reference herein.)
3.2	Form of Amended and Restated Limited Partnership Agreement for the Partnership (Filed as Exhibit 3.2 to the Registrant’s Form 10, and incorporated by reference herein.)
10.1	Trading Advisor Agreement between the General Partner and the Advisor, dated April 1, 1991 (Filed as Exhibit 10.1 to the Registrant’s Form 10, and incorporated by reference herein.)
14.1	General Partner Code of Ethics
31.1	Rule 13a-14(a)/13d-14(a) Certifications
32.1	Section 1350 Certification

RFMC WILLOWBRIDGE FUND, L.P.

FINANCIAL STATEMENTS

As of December 31, 2008 and 2007 and

for the Years Ended December 31, 2008, 2007 and 2006

RFMC WILLOWBRIDGE FUND, L.P.

______________________

TABLE OF CONTENTS

______________________

PAGES

REPORT OF INDEPENENT REGISTERED PUBLIC ACCOUNTING FIRM	F-3

FINANCIAL STATEMENTS:

Statements of Financial Condition
as of December 31, 2008 and 2007	F-4

Condensed Schedules of Investments
as of December 31, 2008 and 2007	F-5

Statements of Income for the
Years Ended December 31, 2008, 2007 and 2006	F-6

Statements of Changes in Partners’ Capital (Net Asset Value)
for the Years Ended December 31, 2008, 2007 and 2006	F-7

Notes to Financial Statements	F-8 – F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of RFMC Willowbridge Fund, L.P.:

We have audited the accompanying statements of financial condition of RFMC Willowbridge Fund, L.P. (the "Partnership"), including the condensed schedules of investments, as of December 31, 2008 and 2007, and the related statements of income and changes in partners' capital (net asset value) for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of RFMC Willowbridge Fund, L.P. as of December 31, 2008 and 2007, and the results of its operations and changes in its partners' capital for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
New York, NY
March 30, 2009

RFMC WILLOWBRIDGE FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

As of December 31, 2008 and 2007

_______________

	2008	2007
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
Due from broker (including margin deposits of $7,174,146 for 2008 and $6,496,736 for 2007)	$15,776,688	$36,108,579
Net unrealized gains on open positions	1,855,939	1,981,766
	17,632,627	38,090,345
CASH AND CASH EQUIVALENTS	71,244,781	29,790,898
DUE FROM GENERAL PARTNER	22,837	97,198
INTEREST RECEIVABLE	0	85,505
TOTAL ASSETS	$88,900,245	$68,063,946
LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Prepaid subscriptions	$2,244,600	$520,998
Redemptions payable	1,161,160	3,500,288
Other accrued expenses	295,351	174,653
Accrued management fees	200,286	165,695
Accrued incentive fees	1,385,933	720,556
TOTAL LIABILITIES	5,287,330	5,082,190
PARTNERS’ CAPITAL
Limited partners – Class A (3,484.3295 and 4,010.8244 fully redeemable units at December 31, 2008 and 2007, respectively)	34,906,553	30,350,478
Limited partners – Class B (42,617.9896 and 37,025.0626 fully redeemable units at December 31, 2008 and 2007, respectively)	47,577,754	31,798,711
General partner – Class A (112.6562 and 110.0239 fully redeemable units at December 31, 2008 and 2007 respectively)	1,128,608	832,567
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	83,612,915	62,981,756
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$88,900,245	$68,063,946
NET ASSET VALUE PER UNIT –
Class A (based on Partners’ Capital of $36,035,161 and $31,183,045 and 3,596.9857 and 4,120.8483 fully redeemable units outstanding)	$10,018.16	$7,567.14

Class B Series 1 – (based on Partners’ Capital of $4,038,256 and $2,957,099 and 3,160.4326 and 3,094.0204 fully redeemable units outstanding)	$1,277.75	$955.75

Class B Series 2 – (based on Partners’ Capital of $43,442,833 and $28,767,879 39,386.8036 and 33,860.2888 fully redeemable units outstanding)	$1,102.98	$849.61

Class B Series 3 – (based on Partners’ Capital of $96,665 and $73,733 and 70.7534 and 70.7534 fully redeemable units outstanding)	$1,366.22	$1,042.12

See Notes to Financial Statements

RFMC WILLOWBRIDGE FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

As of December 31, 2008 and 2007

_______________

	December 31, 2008
	Long Positions		Short Positions		Net Positions
Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	Percentage of Partners’ Capital*	Unrealized Gain (Loss), Net	Percentage of Partners’ Capital*	Unrealized Gain (Loss)	Percentage of Partners’ Capital
Grains	$266,193	0.318%	$0	0.000%	$266,193	0.318%
Tropical products	36,300	0.043%	(23,925)	(0.029)%	12,375	0.014%
Energy	(23,300)	(0.028)%	18,580	0.022%	(4,720)	(0.006)%
Currencies	174,405	0.209%	0	0.000%	174,405	0.209%
Interest rates	1,469,196	1.757%	0	0.000%	1,469,196	1.757%
Metals	126,965	0.152%	(188,475)	(0.225)%	(61,510)	(0.073)%
	$2,049,759	2.451%	$(193,820)	(0.232)%	$1,855,939	2.219%

	December 31, 2007
	Long Positions		Short Positions		Net Positions
Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	Percentage of Partners’ Capital *	Unrealized (Loss), Net	Percentage of Partners’ Capital*	Unrealized Gain (Loss)	Percentage of Partners’ Capital
Grains	$1,359,212	2.158%	$0	0.000%	$1,359,212	2.158%
Tropical products	109,897	0.174%	(41,865)	(0.066)%	68,032	0.108%
Energy	550,922	0.875%	(37,650)	(0.060)%	513,272	0.815%
Currencies	(86,950)	(0.138)%	(19,712)	(0.031)%	(106,662)	(0.169)%
Interest rates	150,586	0.239%	(3,499)	(0.006)%	147,087	0.233%
Metals	825	0.001%	0	0.000%	825	0.001%
	$2,084,492	3.309%	$(102,726)	(0.163)%	$1,981,766	3.146%

__________________

* No single contract’s value exceeds 5% of partners’ capital.

See Notes to Financial Statements

RFMC WILLOWBRIDGE FUND, L.P.

STATEMENTS OF INCOME

For the Years Ended December 31, 2008, 2007 and 2006

_______________

	2008	2007	2006
NET INVESTMENT INCOME (LOSS)
Income
Interest income	$1,567,450	$2,578,523	$2,489,743

Expenses:
Brokerage commissions	3,617,242	2,891,340	2,714,698
Incentive fees	6,608,202	720,556	0
Management fees	1,379,819	1,184,541	1,091,722
Professional fees	274,546	214,850	223,057
Accounting and administrative fees	277,721	248,357	237,791
Other expenses	115,546	120,493	129,088

Total expenses	12,273,076	5,380,137	4,396,356

Net investment loss	(10,705,626)	(2,801,614)	(1,906,613)

TRADING PROFITS
Profits on trading of commodity futures:
Net realized gains on closed positions	30,656,057	16,634,080	4,754,015
Change in net unrealized gains (losses) on
open positions	(125,827)	(1,170,954)	1,068,554
Total trading profits	30,530,230	15,463,126	5,822,569

NET INCOME	$19,824,604	$12,661,512	$3,915,956

NET INCOME PER UNIT
Class A	$2,451.02	$1,454.76	$487.92
Class B – Series 1	$322.00	$191.29	$67.99
Class B – Series 2	$253.37	$149.70	$42.90
Class B – Series 3	$324.10	$192.03	$60.03

See Notes to Financial Statements

RFMC WILLOWBRIDGE FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)

For the Years Ended December 31, 2008, 2007 and 2006

_______________

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Class A
PARTNERS’ CAPITAL,
DECEMBER 31, 2005	135.2815	$760,886	5,548.9041	$31,209,589	$31,970,475
Subscriptions	4.3210	25,765	328.1098	1,941,187	1,966,952
Redemptions	—	—	(1,228.0415)	(7,170,399)	(7,170,399)
Net income	—	66,653	—	2,435,923	2,502,576
PARTNERS’ CAPITAL,
DECEMBER 31, 2006	139.6025	853,304	4,648.9724	28,416,300	29,269,604
Subscriptions	1.3445	8,446	403.4325	2,450,407	2,458,853
Redemptions	(30.9231)	(200,000)	(1,037.3432)	(7,135,389)	(7,335,389)
Transfers	—	—	(4.2373)	(24,118)	(24,118)
Net income	—	170,817	—	6,643,278	6,814,095
PARTNERS’ CAPITAL,
DECEMBER 31, 2007	110.0239	832,567	4,010.8244	30,350,478	31,183,045
Subscriptions	2.6323	23,635	345.8006	3,108,374	3,132,009
Redemptions	—	—	(872.2955)	(7,732,707)	(7,732,707)
Net income	—	272,406	—	9,180,408	9,452,814
PARTNERS’ CAPITAL,
DECEMBER 31, 2008	112.6562	$1,128,608	3,484.3295	$34,906,553	$36,035,161

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B
PARTNERS’ CAPITAL,
DECEMBER 31, 2005	2,369.5004	$1,650,278	28,636.1177	18,814,154	120.2534	$95,008	20,559,440
Subscriptions	995.0434	754,355	9,725.1864	6,766,000	—	—	7,520,355
Redemptions	(493.2260)	(351,362)	(532.1353)	(367,512)	—	—	(718,874)
Net income	—	141,727	—	1,264,435	—	7,218	1,413,380
PARTNERS’ CAPITAL,
DECEMBER 31, 2006	2,871.3178	2,194,998	37,829.1688	26,477,077	120.2534	102,226	28,774,301
Subscriptions	403.6256	315,000	3,389.7234	2,400,000	—	—	2,715,000
Redemptions	(214.7167)	(164,833)	(7,358.6034)	(5,356,996)	(49.5000)	(40,296)	(5,562,125)
Transfers	33.7937	24,118	—	—	—	—	24,118
Net income	—	587,816	—	5,247,798	—	11,803	5,847,417
PARTNERS’ CAPITAL,
DECEMBER 31, 2007	3,094.0204	2,957,099	33,860.2888	28,767,879	70.7534	73,733	31,798,711
Subscriptions	359.7202	447,451	8,432.3128	8,249,515	—	—	8,696,966
Redemptions	(293.3080)	(318,000)	(2,905.7980)	(2,971,713)	—	—	(3,289,713)
Net income	—	951,706	—	9,397,152	—	22,932	10,371,790
PARTNERS’ CAPITAL,
DECEMBER 31, 2008	3,160.4326	$4,038,256	39,386.8036	$43,442,833	70.7534	$96,665	$47,577,754

See Notes to Financial Statements

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006

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

2.	SIGNIFICANT ACCOUNTING POLICIES

	A.	Method of Reporting

The Partnership’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income (loss) and expenses during the reporting period. Estimates include accrual of expenses such as professional fees. Actual results could differ from these estimates.

The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standard No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

	B.	Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired. Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (quoted prices in active markets for identical assets) under the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”).

	C.	Due from Broker

Due from broker represents deposits required to meet margin requirements and excess funds not required for margin. Due from broker at December 31, 2008 and 2007 consisted of U.S. Treasury Bills, carried at cost plus accrued interest, which approximates fair value, of $0 and $7,854,672, respectively, and cash on deposit with the broker of $15,776,688 and $28,273,929, respectively. The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf. The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Years Ended December 31, 2008, 2007 and 2006

_______________

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	D.	Revenue Recognition

Investments in commodity futures contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period, based on quoted market prices. Accordingly, such contracts are classified as Level 1 fair value estimates under the provisions of FAS 157. Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis. Realized gains are netted with realized losses for financial reporting purposes and shown under the caption Net realized gains on closed positions in the Statements of Income. Net unrealized gains on open positions are reflected in the Statements of Financial Condition. Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income under the caption Change in net unrealized gains (losses) on open positions. Interest income is recognized on an accrual basis.

	E.	Commissions

The Class A partners pay to the General Partner a flat commission of 4.0% annually of the net asset value of the Class A partners’ capital as of the beginning of each month. Class B limited partners pay to the General Partner a flat commission equal to the following percentages of each Series’ applicable net asset value: Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%. From these amounts, the General Partner will pay for actual trading commissions incurred by the Partnership, and will pay up to 3.0% from this amount to properly registered selling agents as their ongoing compensation for servicing Class B limited partners.

Commissions charged to each class or series of class were as follows:

	2008	2007	2006
Class A	$1,335,811	$1,214,858	$1,253,862
Class B – Series 1	99,417	74,864	54,001
Class B – Series 2	2,177,785	1,598,119	1,401,797
Class B – Series 3	4,229	3,499	5,038
Total	$3,617,242	$2,891,340	$2,714,698

For the years ended December 31, 2008, 2007 and 2006, the General Partner received net brokerage commissions of $3,131,741, $2,290,347 and $1,808,945, respectively, from the Partnership. Net brokerage commissions represents commissions charged to Class A and Class B partners less actual brokerage commissions paid to clearing brokers and amounts paid to selling agents for servicing Class B limited partners. As of December 31, 2008 and 2007, $22,837 and $97,198, respectively, were due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

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

Willowbridge Associates, Inc. ("Willowbridge"), the Commodity Trading Advisor (the "Advisor") of the Partnership, is entitled to a quarterly incentive fee based on an increase in the adjusted net asset value of the Partnership’s assets allocated to trading. The Advisor receives 25% of any new profits, as defined in the Agreement.  The term "New Profits" for the purpose of calculating the Advisor's incentive fee only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive fees paid or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive fee was paid or payable (after deduction of such incentive fee). In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive fee calculation is made, and (iii) increased by the amount of any losses attributable to redemptions.  For the years ended December 31, 2008 and 2007, the Advisor earned incentive fees of $6,608,202 and $720,556, respectively. No incentive fees were earned in 2006.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Years Ended December 31, 2008, 2007 and 2006

_______________

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	H.	Management Fees

The General Partner is paid an annual management fee equal to one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year. Such annual fee is paid in advance at the beginning of the respective year and is amortized by the Partnership on a straight-line basis over twelve months. For the years ended December 31, 2008, 2007 and 2006, such annual fees amounted to $629,818, $580,439 and $525,299, respectively.

In addition to the management fee paid to the General Partner, the Partnership pays Willowbridge a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership. These fees amounted to $750,001, $604,102 and $566,423 in 2008, 2007 and 2006, respectively. As of December 31, 2008 and December 31, 2007, $200,286 and $165,695, respectively, were due to Willowbridge.

	I.	Administrative Expenses

Administrative expenses include professional fees, bookkeeping costs and other charges such as registration fees, printing costs and bank fees.

	J.	Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

The Partnership accounts for uncertainties in income tax positions taken or expected to be taken under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting For Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” and classifies interest and penalties, if any, as interest expense. FIN 48 had no impact on the Partnership’s financial statements.

The Partnership files U.S. federal and state tax returns. The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state authorities.

	K.	Subscriptions

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month. Partners’ contributions received in advance for subscriptions are recorded as prepaid subscriptions in the Statements of Financial Condition. The General Partner charges a one percent initial administrative fee on all limited partner unit subscriptions. The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion. Subscription proceeds to the Partnership are recorded net of these charges. For the years ended December 31, 2008, 2007 and 2006, the General Partner received initial administrative fees $7,179, $3,952 and $19,797, respectively.

	L.	Redemptions

Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month with at least ten days written notice to the General Partner. Class B interests are subject to an early redemption charge of up to 4 percent if such interests are redeemed within 12 months of their purchase.

	M.	Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statement of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Years Ended December 31, 2008, 2007 and 2006

_______________

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	N.	Recently Issued Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment to FASB Statement No. 133” (“FAS 161”). FAS 161 amends FASB Statement No. 133 (“FAS 133”) to provide an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The implementation of FAS 161 is not expected to have a material impact on the Partnership’s financial statements.

In October 2008, the FASB issued FASB Staff Position 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which clarified the application of FAS 157 in a market that is not active. FSP 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The implementation of FSP 157-3 did not have a material impact on the Partnership’s financial statements.

	O.	Indemnifications

The Partnership has entered into agreements which provide for the indemnifications against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence or bad faith. The Partnership has had no prior claims or payments pursuant to these agreements. The Partnership’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Partnership that have not yet occurred. However, based on previous experience, the Partnership expects the risk of loss to be remote.

3.	FAIR VALUE

In September 2006, the FASB issued FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Partnership adopted FAS 157 as of January 1, 2008. The adoption of FAS 157 did not have a material impact on the Partnership’s financial statements.

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level 1 are publicly traded investments. As required by FAS 157, the Partnership does not adjust the quoted price for these investments even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Years Ended December 31, 2008, 2007 and 2006

_______________

3.	FAIR VALUE (CONTINUED)

Level 3 – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments are determined using valuation methodologies that consider a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt and equity securities.

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

The following table summarizes the valuation of the Partnership’s investments by the above FAS 157 fair value hierarchy levels as of December 31, 2008:

	Total	Level 1	Level 2	Level 3
Net unrealized gains on open positions	$1,855,939	$1,855,939	N/A	N/A
Money market mutual funds	$66,112,178	$66,112,178	N/A	N/A
Total Fair Value	$67,968,117	$67,968,117

4.	DERIVATIVE INSTRUMENTS
The Partnership trades futures contracts in currencies, interest rates and a wide range of commodities, including energy and metals.

The Partnership’s trading results by market sector were as follows:

	For the year ended December 31, 2008
	Realized Profits	Change in Unrealized Profits (Losses)	Total Trading Profits (Losses)
Currencies	$6,476,299	$281,067	$6,757,366
Interest rates	3,963,245	1,322,109	5,285,354
Grains	5,496,710	(1,093,019)	4,403,691
Livestock	77,870	0	77,870
Tropical products	1,124	(55,657)	(54,533)
Energy	13,693,071	(517,992)	13,175,079
Metals	947,738	(62,335)	885,403
Total trading profits	$30,656,057	$(125,827)	$30,530,230

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Years Ended December 31, 2008, 2007 and 2006

_______________

4.	DERIVATIVE INSTRUMENTS (CONTINUED)

	For the year ended December 31, 2007
	Realized Profits (Losses)	Change in Unrealized Profits (Losses)	Total Trading Profits (Losses)

Currencies	$2,542,454	$(369,305)	$2,173,149
Interest rates	9,747,667	(1,033,918)	8,713,749
Grains	735,313	1,136,536	1,871,849
Livestock	79,120	(52,270)	26,850
Tropical products	(989,304)	(510,253)	(1,499,557)
Energy	7,296,305	226,661	7,522,966
Metals	(2,777,475)	(568,405)	(3,345,880)
Total trading profits	$16,634,080	$(1,170,954)	$15,463,126

	For the year ended December 31, 2006
	Realized Profits (Losses)	Change in Unrealized Profits (Losses)	Total Trading Profits (Losses)

Currencies	$(2,593,610)	$720,248	$(1,873,362)
Interest rates	2,508,396	802,224	3,310,620
Grains	(1,481,447)	359,932	(1,121,515)
Livestock	504,620	(82,920)	421,700
Tropical products	(965,997)	368,894	(597,103)
Energy	261,478	798,206	1,059,684
Metals	6,520,575	(1,898,030)	4,622,545
Total trading profits	$4,754,015	$1,068,554	$5,822,569

A.	Market Risk

Derivative financial instruments involve varying degrees of off-balance sheet market risk whereby changes in the level of volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments or commodities may result in cash settlements in excess of the amounts recognized in the Statements of Financial Condition. The Partnership’s exposure to market risk is directly influenced by a number of factors, including the volatility of the markets in which the financial instruments are traded and the liquidity of those markets.

B.	Fair Value

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains recorded in the Statements of Financial Condition and the related trading profits reflected in trading profits in the Statements of Income. Open contracts generally mature within 90 days; as of December 31, 2008 and December 31, 2007, the latest maturity dates for open contracts are March 2010 and March 2009, respectively.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Years Ended December 31, 2008 and 2007

_______________

4.	DERIVATIVE INSTRUMENTS (CONTINUED)

	C.	Credit Risk

Futures are contracts for delayed delivery of financial interests in which the seller agrees to make delivery at a specified future date of a specified financial instrument at a specified price or yield. Risk arises from changes in the fair value of the underlying instruments. Credit risk due to counterparty nonperformance associated with these instruments is the net unrealized gain on open positions, if any, included in the Statements of Financial Condition. The Partnership’s counterparties are major brokerage firms and banks located in the United States, or their foreign affiliates.

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

5.	FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the year ended December 31, 2008:

Per Unit Operating Performance for a Unit outstanding for the entire year)	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Net Asset Value, Beginning of the year	$7,567.14	$955.75	$849.61	$1,042.12
Income (loss) from operations
Net investment loss	(1,196.76)	(139.86)	(152.04)	(175.85)
Net trading profits	3,647.78	461.86	405.41	499.95
Net income	2,451.02	322.00	253.37	324.10
Net Asset Value, End of the year	$10,018.16	$1,277.75	$1,102.98	$1,366.22
Total Return(1)	32.39%	33.69%	29.82%	31.10%
Total Return (excluding incentive fees)(2)	42.87%	44.07%	40.09%	41.48%
Supplemental Data
Ratios to average net asset value
Expenses prior to incentive fee	6.86%	5.81%	8.88%	7.77%
Incentive fees	9.20%	8.96%	9.05%	9.01%
Total expenses	16.06%	14.77%	17.93%	16.78%
Net investment loss(3)	(4.69)%	(3.68)%	(6.72)%	(5.63)%

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Years Ended December 31, 2008, 2007 and 2006

_______________

5.	FINANCIAL HIGHLIGHTS (CONTINUED)

The following sets forth the financial highlights for the year ended December 31, 2007:

	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance (for a Unit outstanding for the entire year)

Net Asset Value, Beginning of the year	$6,112.38	$764.46	$699.91	$850.09
Income (loss) from operations
Net investment loss	(249.77)	(23.79)	(42.16)	(41.96)
Net trading profits	1,704.53	215.08	191.86	233.99
Net income	1,454.76	191.29	149.70	192.03
Net Asset Value, End of the year	$7,567.14	$955.75	$849.61	$1,042.12
Total Return(1)	23.80%	25.02%	21.39%	22.59%
Total Return (excluding incentive fees)(2)	25.10%	26.37%	22.61%	23.77%
Supplemental Data
Ratios to average net asset value
Expenses prior to incentive fee	7.04%	5.98%	9.01%	7.95%
Incentive fees	1.25%	1.27%	1.18%	1.13%
Total expenses	8.29%	7.25%	10.19%	9.08%
Net investment loss(3)	(2.67)%	(1.67)%	(4.65)%	(3.61)%

The following sets forth the financial highlights for the year ended December 31, 2006:

	Class A	Class B Series 1	Class B Series 2	Class B Series 3

Per Unit Operating Performance (for a Unit outstanding for the entire year)
Net Asset Value, Beginning of the year	$5,624.46	$696.47	$657.01	$790.06
Income (loss) from operations
Net investment loss	(155.05)	(11.82)	(31.60)	(29.96)
Net trading profits	642.97	79.81	74.50	89.99
Net income	487.92	67.99	42.90	60.03
Net Asset Value, End of the year	$6,112.38	$764.46	$699.91	$850.09
Total Return(1)	8.67%	9.76%	6.53%	7.60%
Supplemental Data
Ratios to average net asset value
Expenses	7.08%	6.08%	9.12%	8.01%
Net investment loss	(2.63)%	(1.61)%	(4.63)%	(3.59)%

Total returns are calculated for each of the years ended December 31, 2008, 2007, and 2006 based on the change in value of a unit during the periods presented. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

_____________
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

* * * * *