Form 10-Q
period 2009-03-31
WILLOWBRIDGE FUND LP
filed 2009-05-15
CIK 794775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ TO ____

Commission File No. 000-23529

RFMC WILLOWBRIDGE FUND, L.P.

Delaware	22-678474
(a Delaware Partnership)	(I.R.S. Employer Identification No.)

4 Benedek Road

Princeton, New Jersey 08540

(609) 921-0717

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer		Accelerated Filer

Non-accelerated filer	(do not check if a Smaller reporting company)	Smaller Reporting Company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

1

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	20

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

RFMC WILLOWBRIDGE FUND, L.P.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

As of March 31, 2009 (Unaudited) and December 31, 2008

_______________

	March 31, 2009	December 31, 2008
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
Due from broker (including margin deposits of $7,591,408 for 2009 and $7,174,146 for 2008)	$7,623,896	$15,776,688
Net unrealized gains on open positions	1,009,819	1,855,939
	8,633,715	17,632,627
CASH AND CASH EQUIVALENTS	70,201,744	71,244,781
DUE FROM GENERAL PARTNER	56,141	22,837
PREPAID EXPENSES	627,097	0
TOTAL ASSETS	$79,518,697	$88,900,245
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE) LIABILITIES:
Prepaid subscriptions	$680,000	$2,244,600
Redemptions payable	2,723,896	1,161,160
Other accrued expenses	264,225	295,351
Accrued management fees	204,841	200,286
Accrued incentive fees	0	1,385,933
TOTAL LIABILITIES	3,872,962	5,287,330
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners – Class A (3,474.8990 and 3,484.3295 fully redeemable units at March 31, 2009 and December 31, 2008, respectively)	30,750,488	34,906,553
Limited partners – Class B (44,749.0321 and 42,617.9896 fully redeemable units at March 31, 2009 and December 31, 2008, respectively)	43,888,085	47,577,754
General partner – Class A (113.8123 and 112.6562 fully redeemable units at March 31, 2009 and December 31, 2008, respectively)	1,007,162	1,128,608
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	75,645,735	83,612,915
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$79,518,697	$88,900,245
NET ASSET VALUE PER UNIT –
Class A (based on Partners’ Capital of $31,757,650 and $36,035,161 and 3,588.7113 and 3,596.9857 fully redeemable units outstanding)	$8,849.32	$10,018.16
Class B Series 1 – (based on Partners’ Capital of $3,482,357 and $4,038,256 and 3,077.3239 and 3,160.4326 fully redeemable units outstanding)	$1,131.62	$1,277.75
Class B Series 2 – (based on Partners’ Capital of $40,320,564 and $43,442,833 and 41,600.9548 and 39,386.8036 fully redeemable units outstanding)	$969.22	$1,102.98
Class B Series 3 – (based on Partners’ Capital of $85,164 and $96,665 and 70.7534 and 70.7534 fully redeemable units outstanding)	$1,203.67	$1,366.22
See Notes to Condensed Financial Statements.

RFMC WILLOWBRIDGE FUND, L.P.

CONDENSED STATEMENTS OF INCOME (LOSS)

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

_______________

	Three Months Ended March 31,
	2009	2008
NET INVESTMENT INCOME (LOSS)
Income:
Interest income	$140,403	$424,511
Expenses:
Brokerage commissions	1,068,876	828,743
Management fees	413,874	329,041
Incentive fees	0	1,329,295
Professional fees	57,144	53,138
Accounting and administrative	98,747	51,613
Other expenses	98,455	25,327
Total expenses	1,737,096	2,617,157
Net investment loss	(1,596,693)	(2,192,646)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures:
Net realized gains (losses) on closed positions	(8,045,375)	7,599,457
Change in net unrealized gains on open positions	(846,120)	(1,418,927)
Total trading profits (losses)	(8,891,495)	6,180,530
NET INCOME (LOSS)	$(10,488,188)	$3,987,884
NET INCOME (LOSS) PER UNIT (based on weighted average number of untis outstanding during the period)
Class A	$(1,171.45)	$504.22
Class B – Series 1	$(150.21)	$64.69
Class B – Series 2	$(134.37)	$48.46
Class B – Series 3	$(162.54)	$64.64
See Notes to Condensed Financial Statements.

RFMC WILLOWBRIDGE FUND, L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

_______________

	CLASS A
	General Partner		Limited Partners
	Units	Amount	Units	Amount	Total Class A
PARTNERS’ CAPITAL, JANUARY 1, 2009	112.6562	$1,128,608	3,484.3295	$34,906,553	$36,035,161
Subscriptions	1.1561	11,286	161.2778	1,585,273	1,596,559
Redemptions	—	—	(170.7083)	(1,539,404)	(1,539,404)
Net (loss)	—	(132,732)	—	(4,201,934)	(4,334,666)
PARTNERS’ CAPITAL, MARCH 31, 2009	113.8123	$1,007,162	3,474.8990	$30,750,488	$31,757,650)

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3
	Units	Amount	Units	Amount	Units	Amount	Total Class B
PARTNERS’ CAPITAL, JANUARY 1, 2009	3,160.4326	$4,038,256	39,386.8036	$43,442,833	70.7534	$96,665	$47,577,754
Subscriptions	447.1053	542,500	4,732.6997	5,097,500	—	—	5,640,000
Redemptions	(530.2140)	(600,000)	(2,518.5485)	(2,576,147)	—	—	(3,176,147)
Net (loss)	—	(498,399)	—	(5,643,622)	—	(11,501)	(6,153,522)
PARTNERS’ CAPITAL, MARCH 31, 2009	3,077.3239	$3,482,357	41,600.9548	$40,320,564	70.7534	$85,164	$43,888,085

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Class A
PARTNERS’ CAPITAL, JANUARY 1, 2008	110.0239	$832,567	4,010.8244	$30,350,478	$31,183,045
Subscriptions	0.2998	2,410	78.4087	608,262	610,672
Redemptions	—	—	(180.3390)	(1,499,579)	(1,499,579)
Net income	—	53,819	—	2,031,906	2,085,725
PARTNERS’ CAPITAL, MARCH 31, 2008	110.3237	$888,796	3,908.8941	$31,491,067	$32,379,863

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B
PARTNERS’ CAPITAL, JANUARY 1, 2008	3,094.0204	$2,957,099	33,860.2888	$28,767,879	70.7534	$73,733	$31,798,711
Subscriptions	—	—	2,325.1686	2,105,000	—	—	2,105,000
Redemptions	(16.7485)	(18,000)	(93.8418)	(85,000)	—	—	(103,000)
Net income	—	199,787	—	1,697,799	—	4,573	1,902,159
PARTNERS’ CAPITAL, MARCH 31, 2008	3,077.2719	$3,138,886	36,091.6156	$32,485,678	70.7534	$78,306	$35,702,870
See Notes to Condensed Financial Statements.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

_______________

1.	BASIS OF PRESENTATION

The interim condensed financial statements of RFMC Willowbridge Fund, L.P. (the “Partnership”), included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. These condensed financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners’ capital for the interim periods presented and are not necessarily indicative of a full year’s results.

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

The Partnership has elected not to provide a Statement of Cash Flows as permitted by the Financial Accounting Standard Board ("FASB") Statement of Financial Accounting Standard No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
B.	Cash and Cash Equivalents

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

Due from broker represents deposits required to meet margin requirements and excess funds not required for margin. Due from broker at March 31, 2009 and December 31, 2008 consisted of cash on deposit with the broker of $7,623,896 and $15,776,688, respectively. The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf. The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

D.	Revenue Recognition

Investments in commodity futures contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period, based on quoted market prices. Accordingly, such contracts are classified as Level 1 fair value estimates under the provisions of FAS 157. Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis. Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized gains (losses) on closed positions” in the Condensed Statements of Income (Loss). “Net unrealized gains on open positions” are reflected in the Condensed Statements of Financial Condition. Any change in net unrealized gain or loss from the preceding period is reported in the Condensed Statements of Income (Loss) under the caption “Change in net unrealized gains on open positions.”  Interest income is recognized on an accrual basis.

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

Commissions charged to each class or series of class were as follows:

	Three Months Ended March 31,
	2009	2008
Class A	$361,110	$332,595
Class B – Series 1	30,969	23,705
Class B – Series 2	675,621	471,468
Class B – Series 3	1,176	975
Total	$1,068,876	$828,743

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
E.	Commissions (continued)

For the three months ended March 31, 2009 and 2008, the General Partner received net brokerage commissions of $995,710 and $682,678, respectively, from the Partnership. Net brokerage commissions represents commissions charged to Class A and Class B partners less actual brokerage commissions paid to clearing brokers and amounts paid to selling agents for servicing Class B limited partners. As of March 31, 2009 and December 31, 2008, $56,141 and $22,837, respectively, were due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

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

Willowbridge Associates, Inc., the Commodity Trading Advisor (“Advisor”) of the Partnership, is entitled to a quarterly incentive fee based on an increase in the adjusted net asset value of the Partnership’s assets allocated to trading. The Advisor receives 25% of any new profits, as defined in the Agreement. The term “new profits” for the purpose of calculating the Advisor’s incentive fee only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive fees paid or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive fee was paid or payable (after deduction of such incentive fee). In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive fee calculation is made, and (iii) increased by the amount of any losses attributable to redemptions. For the period ended March 31, 2009 and 2008, the Advisor earned incentive fees of $0 and $1,329,295, respectively.

H.	Management Fees

The General Partner is paid an annual management fee equal to one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year. Such annual fee is paid in advance at the beginning of the respective year and is amortized by the Partnership on a straight-line basis over twelve months. The total management fee paid to the General Partner in 2009 and 2008 was $836,130 and $629,818, respectively. For the three-month period ended March 31, 2009 and 2008, the Partnership recorded management fee expense earned by the General Partner of $209,033 and $157,454, respectively. As of March 31, 2009 and December 31, 2008, the unamortized prepaid management fees were $627,097 and $0, respectively.

In addition to the management fee paid to the General Partner, the Partnership pays the Advisor quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership. These fees amounted to $204,841 and $171,587 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and December 31, 2008, $204,841 and $200,286 were due to the Advisor, respectively.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
I.	Administrative Expenses

Administrative expenses include professional fees, bookkeeping costs and other charges such as registration fees, printing costs and bank fees.

J.	Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

The Partnership accounts for uncertainties in income tax positions taken or expected to be taken under the provisions of FASB Interpretation No. 48 (“FIN 48”) entitled “Accounting For Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” and classifies interest and penalties, if any, as interest expense. FIN 48 had no impact on the Partnership’s financial statements.

The Partnership files U.S. federal and state tax returns. The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state authorities.

K.	Subscriptions

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month. Partners’ contributions received in advance for subscriptions are recorded as prepaid subscriptions in the Condensed Statements of Financial Condition. The General Partner charges a one percent initial administrative fee on all limited partner unit subscriptions. The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion. Subscription proceeds to the Partnership are recorded net of these charges. For the three months ended March 31, 2009 and 2008, the General Partner received initial administrative fees of $0 and $750, respectively.

L.	Redemptions

Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month with at least ten days written notice to the General Partner. Class B interests are subject to an early redemption charge of up to 4 percent if such interests are redeemed within 12 months of their purchase.

M.	Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Condensed Statement of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains (losses) resulting from the translation to U.S. dollars totaled $(27,284) and $74,501 for the three months ended March 31, 2009 and 2008, respectively, and are reported as a component of "Net realized gains (losses) on closed positions" in the Condensed Statements of Income (Loss).

N.	Recently Issued Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment to FASB Statement No. 133” (“FAS 161”). FAS 161 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) to provide enhanced disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Partnership adopted FAS 161 as of January 1, 2009. The adoption of FAS 161 did not have a material impact on the Partnership’s financial statements. The disclosures required by FAS 161 are included in Note 5 to these financial statements.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2009 and 2008

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

P.	Reclassification

Certain prior-period amounts have been reclassified to conform to the current-period presentation.

4.	FAIR VALUE

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

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

_______________

4.	FAIR VALUE (CONTINUED)

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

The following table summarizes the valuation of the Partnership’s investments by the above FAS 157 fair value hierarchy levels:

	As of March 31, 2009
	Total	Level 1	Level 2	Level 3
Net unrealized gains on open positions	$1,009,819	$1,009,819	N/A	N/A
Money market mutual funds	66,235,976	66,235,976	N/A	N/A
Total Fair Value	$67,245,795	$67,245,795

	As of December 31, 2008
	Total	Level 1	Level 2	Level 3
Net unrealized gains on open positions	$1,855,939	$1,855,939	N/A	N/A
Money market mutual funds	66,112,178	66,112,178	N/A	N/A
Total Fair Value	$67,968,117	$67,968,117

5.	DERIVATIVE INSTRUMENTS

The Partnership engages in the speculative trading of futures contracts in currencies, interest rates and a wide range of commodities, including energy and metals. FAS 133 requires entities to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. Investments in commodity futures contracts are recorded in the Condensed Statements of Financial Condition as “Net unrealized gains on open positions.” Since the derivatives held or sold by the Partnership are for speculative trading purposes, the derivative instruments are not designated as hedging instruments under the provisions of FAS 133. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Condensed Statements of Income (Loss).

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

Information concerning the fair value of the Partnership’s derivatives held long or sold short, including information related to the volume of the Partnership’s derivative activity, is as follows:

	As of March 31, 2009
	Long Contracts Outstanding	Long Positions Gross Unrealized Gains Losses		Short Contracts Outstanding	Short Positions Gross Unrealized Grains Losses		Net Unrealized Gain (Loss) on Open Positions
Currencies	491	$999,558	$(323,628)	140	$53,725	$0	$729,655
Interest rates	1,296	190,482	(227,769)	16	30,015	(6,367)	(13,639)
Grains	210	138,088	0	123	0	(140,050)	(1,962)
Livestock	0	0	0	26	0	(4,890)	(4,890)
Tropical Products	0	0	0	131	4,725	(40,318)	(35,593)
Energy	263	139,097	(402,107)	61	39,450	(26,690)	(250,250)
Metals	193	586,498	0	0	0	0	586,498
Total		$2,053,723	$(953,504)		$127,915	$(218,315)	$1,009,819

The Partnership’s trading results by market sector were as follows:

	For the three months ended March 31, 2009
	Realized Losses, Net	Change in Net Unrealized Gains (Losses)	Net Trading Losses
Currencies	$(2,106,279)	$555,250	$(1,551,029)
Interest rates	(1,747,855)	(1,482,835)	(3,230,690)
Grains	(862,512)	(268,155)	(1,130,667)
Livestock	(66,080)	(4,890)	(70,970)
Tropical products	(615,784)	(47,968)	(663,752)
Energy	(1,723,066)	(245,530)	(1,968,596)
Metals	(923,799)	648,008	(275,791)
Total trading losses	$(8,045,375)	$(846,120)	$(8,891,495)

A.	Market Risk

Derivative financial instruments involve varying degrees of off-balance sheet market risk whereby changes in the level of volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments or commodities may result in cash settlements in excess of the amounts recognized in the Condensed Statements of Financial Condition. The Partnership’s exposure to market risk is directly influenced by a number of factors, including the volatility of the markets in which the financial instruments are traded and the liquidity of those markets.

B.	Fair Value

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains recorded in the Condensed Statements of Financial Condition and the related trading profits (losses) reflected in "Trading Profits (Losses)" in the Condensed Statements of Income (Loss). Open contracts generally mature within 90 days; as of March 31, 2009 and December 31, 2008, the latest maturity dates for open contracts are June 2010 and March 2010, respectively.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED)
C.	Credit Risk

Futures are contracts for delayed delivery of financial interests in which the seller agrees to make delivery at a specified future date of a specified financial instrument at a specified price or yield. Risk arises from changes in the fair value of the underlying instruments. Credit risk due to counterparty nonperformance associated with these instruments is reflected in the net unrealized gains (losses) on open positions, if any, included in the Condensed Statements of Financial Condition. The Partnership’s counterparties are major brokerage firms and banks located in the United States, or their foreign affiliates.

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

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

_______________

6.	FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the periods presented:

	Three Months Ended March 31, 2009
	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance (for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$10,018.16	$1,277.75	$1,102.98	$1,366.22
Loss from operations
Net investment loss	(157.85)	(17.09)	(22.72)	(24.82)
Net trading loss	(1,010.99)	(129.04)	(111.04)	(137.73)
Net loss	(1,168.84)	(146.13)	(133.76)	(162.55)
Net Asset Value, End of the period	$8,849.32	$1,131.62	$969.22	$1,203.67
Total Return(1), (4)	(11.67)%	(11.44)%	(12.13)%	(11.90)%
Supplemental Data
Ratios to average net asset value
Expenses (5)	7.44%	6.63%	9.67%	8.33%
Net investment loss(5)	(6.75)%	(5.92)%	(8.96)%	(7.65)%

	Three Months Ended December 31, 2008
	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance (for a Unit outstanding for the entire year)
Net Asset Value, Beginning of the year	$7,567.14	$955.75	$849.61	$1,042.12
Income (loss) from operations
Net investment loss	(1,196.76)	(139.86)	(152.04)	(175.85)
Net trading profits	3,647.78	461.86	405.41	499.95
Net income	2,451.02	322.00	253.37	324.10
Net Asset Value, End of the year	$10,018.16	$1,277.75	$1,102.98	$1,366.22
Total Return(1)	32.39%	33.69%	29.82%	31.10%
Total Return (excluding incentive fees)(2)	42.87%	44.07%	40.09%	41.48%
Supplemental Data
Ratios to average net asset value
Expenses prior to incentive fee	6.86%	5.81%	8.88%	7.77%
Incentive fees	9.20%	8.96%	9.05%	9.01%
Total expenses	16.06%	14.77%	17.93%	16.78%
Net investment loss(3)	(4.69)%	(3.68)%	(6.72)%	(5.63)%

Total returns are calculated based on the change in value of a unit during the periods presented. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

______________

1)

Total return is derived as ending net asset value less beginning net asset value divided by beginning net asset value, and excludes the effect of sales commissions and initial administrative charges on subscriptions.

(2)	Total return (excluding incentive fee) is derived as net income per unit and adding back incentive fees per unit divided by opening net asset value per unit.

(3)	Net investment loss ratio excludes the effects of incentive fees.

(4)	Not annualized.

(5)	Annualized.

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

Class B Interests pay to the General Partner commissions of up to 6.0% annually of the net asset value of the Class B partners' capital. The General Partner will pay up to 3.0% from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3.0% the brokerage fee with respect to such Class B limited partnership interests will be reduced accordingly. The General Partner pays from this amount all commission charges and fees with respect to the Partnership's trading in Commodity Interests. The flat-rate monthly commission is common among programs such as the Partnership.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of "Trading Profits (Losses)" in the Condensed Statements of Income. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

Results of Operations

Comparison of the Three Months Ended March 31, 2009 and 2008

For the quarter ended March 31, 2009, the Partnership had total losses comprised of net trading losses representing $(8,045,375) in realized losses on closed positions, and $(846,120) in change in net unrealized gains on open positions, and $140,403 in interest income. For the same quarter in 2008 the Partnership had total profits comprised of net trading gains representing $7,599,457 in realized gains on closed positions, and $(1,418,927) in change in net unrealized profits on open positions, and $424,511 in interest income.

In January 2009, the Partnership had a loss. The Partnership produced losses on its positions in Japanese Yen, US, Japanese and European fixed income markets and copper; the Partnership generated profits in the Euro currency, natural gas and silver. The Partnership recorded a net loss of $2,149,279. In February 2009, trading was unprofitable as the Partnership had losses in gasoline, the Euro, copper, crude oil and the Australian Dollar; the Partnership had gains the Japanese Yen, silver, coffee, gold and natural gas. The Partnership recorded a net loss of $2,665,073. In March 2009, trading was not profitable. The Partnership had losses in US fixed income markets, Swiss Franc, British Pound, gold, crude oil, the Euro and the soybean complex; the Partnership had gains in EUR/JPY, copper and the Australian Dollar. The Partnership recorded a net loss of $5,673,836.

In January 2008, the Partnership had a small gain. The Partnership earned profits trading in silver, US fixed income instruments, the Japanese Yen and soybean oil; the Partnership generated losses in the energy markets, copper and the Euro. The Partnership recorded a net gain of $322,290. In February 2008, trading was quite profitable as the Partnership had gains in silver, soybeans and soybean oil, copper, coffee and the energy markets; the Partnership had losses in UK and US fixed income instruments and the Japanese Yen. The Partnership recorded a net gain of $7,461,150. In March 2008, trading was not profitable. The Partnership had losses in the soybean complex, gasoline, coffee and silver; the Partnership had gains in heating oil, crude oil and Japanese fixed income instruments. The Partnership recorded a net loss of $3,795,556

For the quarter ended March 31, 2009, the Partnership had expenses comprised of $1,068,876 in brokerage commissions (including clearing and exchange fees), $0 in incentive fees, $413,874 in management fees, $57,144 in professional fees, $98,747 in accounting and administrative expenses, and $98,455 in other expenses. For the same quarter in 2008, the Partnership had expenses comprised of $828,743 in brokerage commissions (including clearing and exchange fees), $1,329,295 in incentive fees, $329,041 in management fees, $53,138 in professional fees, $51,613 in accounting and administrative expenses, $0 in interest expense and $25,327 in other expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the activity discussed above, the Partnership recorded a net loss of $(10,488,188) for the quarter compared to a net gain of $3,987,884 for the same quarter in 2008.

At March 31, 2009, the net asset value of the Partnership was $75,645,735, compared to its net asset value of $83,612,915 at December 31, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership's primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on a timely basis of mark-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized. The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of March 31, 2009, by market sector:

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

Commodity

The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to the energy markets (natural gas, crude oil, heating oil and unleaded gasoline) as of March 31, 2009, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of Commodity Interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used March 31, 2009 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

•	The prices of the Partnership’s positions resulting from a 10% change in interest rates.
•	The U.S. dollar equivalent balances of the Partnership’s currency exposures due to a 10% shift in currency exchange rates.
•

The market value of the Partnership’s Commodity Interests due to a 10% change in the price of the Commodity Instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has disclosed the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of March 31, 2009.

The potential loss in earnings for each market risk exposure as of March 31, 2009 was approximately:

Trading portfolio:

Commodity price risk	$1,464,619
Interest rate risk	$751,131
Currency exchange rate risk	$1,364,405

Item 4T. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of March 31, 2009 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principal of the General Partner) to allow timely decisions regarding required disclosure. During the first quarter of 2009, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the partnership's internal control over financial reporting.

18

.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of March 31, 2009, 48,337.7434 Partnership Units were held by 827 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2009 through March 31, 2009, a total of 5,342.2399 Partnership Units were subscribed for the aggregate subscription amount of $7,236,559. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2009	$2,691,639
February 2009	$2,652,573
March 2009	$1,942,347

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

RFMC WILLOWBRIDGE FUND L.P.

Date: May 15, 2009	By: Ruvane Fund Management Corporation Its: General Partner

By: /s/ Robert L. Lerner Robert L. Lerner President, Principal Executive Officer and Principal Financial Officer

