Form 10-Q
period 2009-06-30
RFMC WILLOWBRIDGE FUND LP
filed 2009-08-14
CIK 794775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐ (do not check if a Smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

RFMC WILLOWBRIDGE FUND, L.P.

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

RFMC WILLOWBRIDGE FUND, L.P.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

As of June 30, 2009 and December 31, 2008

(Unaudited)

_______________

	June 30,	December 31,
	2009	2008
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
Due from broker (including margin deposits of $8,361,092 for 2009 and $7,174,146 for 2008)	$18,236,824	$15,776,688
Net unrealized gains (losses) on open positions	(447,216)	1,855,939
	17,789,608	17,632,627
CASH AND CASH EQUIVALENTS	61,308,541	71,244,781
DUE FROM GENERAL PARTNER	52,653	22,837
PREPAID EXPENSES	418,065	0
TOTAL ASSETS	$79,568,867	$88,900,245
LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Prepaid subscriptions	$ 548,000	$ 2,244,600
Redemptions payable	972,243	1,161,160
Other accrued expenses	152,213	295,351
Accrued management fees	195,795	200,286
Accrued incentive fees	0	1,385,933
TOTAL LIABILITIES	1,868,251	5,287,330
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners – Class A (3,450.6229 and 3,484.3295 fully redeemable units at June 30, 2009 and December 31, 2008, respectively)	32,473,778	34,906,553
Limited partners – Class B (42,460.3742 and 42,617.9896 fully redeemable units at June 30, 2009 and December 31, 2008, respectively)	44,146,396	47,577,754
General partner – Class A (114.8064 and 112.6562 fully redeemable units at June 30, 2009 and December 31, 2008, respectively)	1,080,442	1,128,608
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	77,700,616	83,612,915
TOTAL LIABILITIES AND PARTNERS’ CAPITAL)	$79,568,867	$88,900,245
NET ASSET VALUE PER UNIT –
Class A (based on Partners’ Capital of $33,554,220 and $36,035,161 and 3,565.4293 and 3,596.9857 fully redeemable units outstanding)	$ 9,410.99	$ 10,018.16
Class B Series 1 – (based on Partners’ Capital of $3,857,612 and $4,038,256 and 3,197.6122 and 3,160.4326 fully redeemable units outstanding)	$ 1,206.40	$ 1,277.75
Class B Series 2 – (based on Partners’ Capital of $40,198,437 and $43,442,833 and 39,192.0086 and 39,386.8036 fully redeemable units outstanding)	$ 1,025.68	$ 1,102.98
Class B Series 3 – (based on Partners’ Capital of $90,347 and $96,665 and 70.7534 and 70.7534 fully redeemable units outstanding)	$ 1,276.93	$ 1,366.22

See Notes to Condensed Financial Statements.

RFMC WILLOWBRIDGE FUND, L.P.

CONDENSED STATEMENTS OF INCOME (LOSS)

For the Three Months and Six Months Ended June 30, 2009 and 2008

(Unaudited)

_______________

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
NET INVESTMENT LOSS
Income:
Interest income	$ 64,667	$ 423,393	$ 205,070	$ 847,904
Expenses:
Brokerage commissions	959,650	878,792	2,028,526	1,707,535
Management fees	404,827	342,644	818,700	671,685
Incentive fees	0	2,545,429	0	3,874,724
Professional fees	47,156	41,238	104,300	94,376
Accounting and administrative	79,407	69,210	178,154	120,822
Other expenses	34,344	25,500	132,800	50,828
Total expenses	1,525,384	3,902,813	3,262,480	6,519,970
Net investment loss	(1,460,717)	(3,479,420)	(3,057,410)	(5,672,066)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures:
Net realized gains (losses) on closed positions	7,480,888	8,566,129	(564,487)	16,165,586
Change in net unrealized gains (losses) on
open positions	(1,457,035)	2,549,580	(2,303,155)	1,130,653
Total trading profits (losses)	6,023,853	11,115,709	(2,867,642)	17,296,239
NET INCOME (LOSS)	$ 4,563,136	$ 7,636,289	$ (5,925,052)	$11,624,173
NET INCOME (LOSS) PER UNIT
(based on weighted average number of units
outstanding during the period)
Class A	$ 570.92	$ 907.56	$ (619.83)	$ 1,400.78
Class B – Series 1	$ 76.35	$ 117.51	$ (79.42)	$ 181.30
Class B – Series 2	$ 55.38	$ 97.73	$ (82.12)	$ 148.24
Class B – Series 3	$ 73.25	$ 123.01	$ (89.29)	$ 187.65

See Notes to Condensed Financial Statements.

RFMC WILLOWBRIDGE FUND, L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

_______________

	CLASS A
	General Partner		Limited Partners		Total Class A
	Units	Amount	Units	Amount
PARTNERS’ CAPITAL,
JANUARY 1, 2009	112.6562	$ 1,128,608	3,484.3295	$ 34,906,553	$ 36,035,161
Subscriptions	2.1502	20,262	261.2940	2,504,773	2,525,035
Redemptions	-	-	(295.0006)	(2,737,566)	(2,737,566)
Net (loss)	-	(68,428)	-	(2,199,982)	(2,268,410)
PARTNERS’ CAPITAL,
JUNE 30, 2009	114.8064	$ 1,080,442	3,450.6229	$ 32,473,778	$ 33,554,220

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B
PARTNERS’ CAPITAL,
JANUARY 1, 2009	3,160.4326	$ 4,038,256	39,386.8036	$ 43,442,833	70.7534	$ 96,665	$ 47,577,754
Subscriptions	619.6915	736,920	5,721.4587	6,084,080	-	-	6,821,000
Redemptions	(582.5119)	(660,372)	(5,916.2537)	(5,935,344)	-	-	(6,595,716)
Net income	-	(257,192)	-	(3,393,132)	-	(6,318)	(3,656,642)
PARTNERS’ CAPITAL,
JUNE 30, 2009	3,197.6122	$ 3,857,612	39,192.0086	$ 40,198,437	70.7534	$ 90,347	$ 44,146,396

	CLASS A
	General Partner		Limited Partners		Total Class A
	Units	Amount	Units	Amount
PARTNERS’ CAPITAL,
JANUARY 1, 2008	110.0239	$ 832,567	4,010.8244	$30,350,478	$31,183,045
Subscriptions	0.5883	4,804	91.4165	715,574	720,378
Redemptions	-	-	(534.5984)	(4,537,695)	(4,537,695)
Net income	-	155,187	-	5,485,238	5,640,425
PARTNERS’ CAPITAL,
JUNE 30, 2008	110.6122	$ 992,558	3,567.6425	$32,013,595	$33,006,153

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B
PARTNERS’ CAPITAL,
JANUARY 1, 2008	3,094.0204	$2,957,099	33,860.2888	$28,767,879	70.7534	$ 73,733	$31,798,711
Subscriptions	-	-	4,878.6429	4,413,016	-	-	4,413,016
Redemptions	(293.3078)	(318,000)	(1,033.1659)	(981,016)	-	-	(1,299,016)
Net (loss)	-	550,565	-	5,419,906	-	13,277	5,983,748
PARTNERS’ CAPITAL,
JUNE 30, 2008	2,800.7126	$3,189,664	37,705.7658	$37,619,785	70.7534	$ 87,010	$40,896,459

See Notes to Condensed Financial Statements.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2009 and 2008

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

The Partnership has elected not to provide a Statement of Cash Flows as permitted by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

The General Partner considers events or transactions that occur after the date of the Condensed Statement of Financial Condition but before the financial statements are issued to provide additionaol evidence relative to certain estimates or to identify matters that require additional disclosures.  Subsequent events have been evaluated through August 14, 2009, the date of these financial statements.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired. Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”).

C.	Due from Broker

Due from broker represents deposits required to meet margin requirements and excess funds not required for margin. Due from broker at June 30, 2009 and December 31, 2008 consisted of cash on deposit with the broker of $18,236,824 and $15,776,688, respectively. The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf. The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

D.	Revenue Recognition

Investments in commodity futures contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period, based on quoted market prices. Accordingly, such contracts are classified as Level 1 fair value estimates under the provisions of FAS 157. Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis. Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized gains (losses) on closed positions” in the Condensed Statements of Income (Loss). “Net unrealized gains (losses) on open positions” are reflected in the Condensed Statements of Financial Condition. Any change in net unrealized gain or loss from the preceding period is reported in the Condensed Statements of Income (Loss) under the caption “Change in net unrealized gains (losses) on open positions.” Interest income is recognized on an accrual basis.

E.	Brokerage Commissions

The Class A partners pay to the General Partner a flat commission of 4.0% annually of the net asset value of the Class A partners’ capital as of the beginning of each month. Class B limited partners pay to the General Partner a flat commission equal to the following percentages of each series applicable net asset value: Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%. From these amounts, the General Partner will pay for actual trading commissions incurred by the Partnership (some of which may be advanced to the brokers by the Partnership), and will pay up to 3.0% from this amount to properly registered selling agents as their ongoing compensation for servicing Class B limited partners.

Commissions charged to each class or series of class were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Class A	$ 327,658	$ 325,433	$ 688,768	$ 658,028
Class B – Series 1	27,484	23,620	58,453	47,325
Class B – Series 2	603,419	528,730	1,279,040	1,000,198
Class B – Series 3	1,089	1,009	2,265	1,984
Total	$ 959,650	$ 878,792	$2,028,526	$1,707,535

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
E.	Brokerage Commissions (continued)

For the three months and six months ended June 30, 2009, the General Partner received net brokerage commissions of $805,681 and $1,801,391, respectively, and for the three and six months ended June 30, 2008, the General Partner received net brokerage commissions of $754,665 and $1,437,343, respectively, from the Partnership. Net brokerage commissions represent commissions charged to Class A and Class B partners less actual brokerage commissions paid to clearing brokers and amounts paid to selling agents for servicing Class B limited partners. As of June 30, 2009 and December 31, 2008, $52,653 and $22,837, respectively, were due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

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

Willowbridge Associates, Inc., the Commodity Trading Advisor (“Advisor”) of the Partnership, is entitled to a quarterly incentive fee based on an increase in the adjusted net asset value of the Partnership’s assets allocated to trading. The Advisor receives 25% of any new profits, as defined in the Agreement. The term “new profits” for the purpose of calculating the Advisor’s incentive fee only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive fees paid or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive fee was paid or payable (after deduction of such incentive fee). In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive fee calculation is made, and (iii) increased by the amount of any losses attributable to redemptions. For the three months and six months ended June 30, 2009, the Advisor earned no incentive fees. For the three months and six months ended June 30, 2008, the Advisor earned incentive fees of $2,545,429 and $3,874,724, respectively.

H.	Management Fees

The General Partner is paid an annual management fee equal to one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year. Such annual fee is paid in advance at the beginning of the respective year and is amortized by the Partnership on a straight-line basis over twelve months. The total management fee paid to the General Partner in 2009 and 2008 was $836,130 and $629,818, respectively. For the three months and six months ended June 30, 2009 the Partnership recorded management fee expense earned by the General Partner of $209,032 and $418,065, respectively, and for the three months and six months ended June 30, 2008, the Partnership recorded management fee expense earned by the General Partner of $157,454 and $314,909, respectively. As of June 30, 2009 and December 31, 2008, the unamortized prepaid management fees were $418,065 and $0, respectively.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.	Management Fees (continued)

In addition to the management fee paid to the General Partner, the Partnership pays the Advisor a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership. These fees amounted to $195,795 and $400,636 for the three months and six months ended June 30, 2009, respectively, and $185,190 and $356,777 for the three months and six months ended June 30, 2008, respectively. As of June 30, 2009 and December 31, 2008, $195,795 and $200,286 were due to the Advisor, respectively.

I.	Administrative Expenses

Administrative expenses include bookkeeping costs and other charges such as registration fees, printing costs and bank fees.

J.	Income Taxes

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

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month. Partners’ contributions received in advance for subscriptions are recorded as prepaid subscriptions in the Condensed Statements of Financial Condition. The General Partner charges a one percent initial administrative fee on all limited partner unit subscriptions. The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion. Subscription proceeds to the Partnership are recorded net of these charges. For the three months and six months ended June 30, 2009, the General Partner received initial administrative fees of $1,740 and $1,740, respectively and for the three months and six months ended June 30, 2008, the General Partner received initial administrative fees of $410 and $1,160, respectively.

L.	Redemptions

Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month with at least ten days written notice to the General Partner. Class B interests are subject to an early redemption charge of up to 4 percent if such interests are redeemed within 12 months of their purchase.

M.	Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Condensed Statement of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains (losses) resulting from the translation to U.S. dollars totaled $(2,990) and $(30,274) for the three months and six months ended June 30, 2009, respectively, and $183,206, and $257,707 for the three months and six months ended June 30, 2008, respectively, and are reported as a component of “Net realized gains (losses) on closed positions” in the Condensed Statements of Income (Loss).

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, (“FAS No. 165”) which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Partnership adopted FAS 165 as of June 30, 2009. The adoption of FAS 165 did not have a material impact on the Partnership’s financial statements. The disclosures required by FAS 165 are included in Note 7 to these financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, (“FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification™ (Codification) will be the single source of authoritative nongovernmental U.S. GAAP. The Codification launched on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009. The Codification is not expected to change U.S. GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. After the Codification launch on July 1, 2009 only one level of authoritative GAAP exists, other than guidance issued by the SEC. All other accounting literature excluded from the Codification is considered non-authoritative. The Codification will have an impact on the Partnership’s financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with the Codification.

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

13

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

_______________

4.	FAIR VALUE (CONTINUED)

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

The following table summarizes the valuation of the Partnership’s investments by the above FAS 157 fair value hierarchy levels:

	As of June 30, 2009
	Total	Level 1	Level 2	Level 3
Net unrealized (losses) on open positions	$ (447,216)	$ (447,216)	N/A	N/A
Money market mutual funds	60,299,443	60,299,443	N/A	N/A
Total Fair Value	$59,852,227	$59,852,227

	As of December 31, 2008
	Total	Level 1	Level 2	Level 3
Net unrealized gains on open positions	$ 1,855,939	$ 1,855,939	N/A	N/A
Money market mutual funds	66,112,178	66,112,178	N/A	N/A
Total Fair Value	$67,968,117	$67,968,117

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

_______________

5.	DERIVATIVE INSTRUMENTS

The Partnership engages in the speculative trading of futures contracts in currencies, interest rates and a wide range of commodities, including energy and metals. FAS 133 requires entities to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial condition. Investments in commodity futures contracts are recorded in the Condensed Statements of Financial Condition as “Net unrealized gains (losses) on open positions.” Since the derivatives held or sold by the Partnership are for speculative trading purposes, the derivative instruments are not designated as hedging instruments under the provisions of FAS 133. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Condensed Statements of Income (Loss).

Information concerning the fair value of the Partnership’s derivatives held long or sold short, including information related to the volume of the Partnership’s derivative activity, is as follows:

	As of June 30, 2009
	Long Contracts Outstanding	Long Positions Gross Unrealized		Short Contracts Outstanding	Short Positions Gross Unrealized		Net Unrealized Gain (Loss) on Open Positions
		Gains	Losses		Gains	Losses
Currencies	612	$ 208,045	$ (395,562)	68	$ 0	$ (48,213)	$ (235,730)
Interest rates	527	483,333	(19,437)	408	94,315	(506,994)	51,217
Grains	68	0	(193,950)	476	480,909	(23,438)	263,521
Livestock	68	74,440	0	0	0	0	74,440
Tropical products	204	169,243	0	0	0	0	169,243
Energy	612	182,055	(1,026,192)	68	74,230	0	(769,907)
Totals	2.091	$ 1,117,116	$(1,635,141)	1,020	$ 649,454	$ (578,645)	$ (447,216)

The Partnership’s trading results by market sector were as follows:

	For the three months ended June 30, 2009			For the six months ended June 30, 2009
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits
Currencies	$ 3,193,267	$ (965,386)	$ 2,227,881	$ 1,086,988	$ (410,136)	$ 676,852
Interest rates	(955,166)	64,857	(890,309)	(2,703,021)	(1,417,978)	(4,120,999)
Grains	1,426,907	265,484	1,692,391	564,395	(2,671)	561,724
Livestock	(90,190)	79,330	(10,860)	(156,270)	74,440	(81,830)
Tropical products	(288,071)	204,836	(83,235)	(903,855)	156,868	(746,987)
Energy	3,020,268	(519,658)	2,500,610	1,297,202	(765,188)	532,014
Metals	1,173,873	(586,498)	587,375	250,074	61,510	311,584
Total trading profits (losses)	$ 7,480,888	$(1,457,035)	$ 6,023,853	$ 564,487)	$(2,303,155)	(2,867,642)

A.	Market Risk

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

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

B.	Fair Value

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Condensed Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Condensed Statements of Income (Loss). Open contracts generally mature within 90 days; as of June 30, 2009 and December 31, 2008, the latest maturity dates for open contracts are December 2009 and March 2010, respectively.

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

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

_______________

6.	FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the periods presented:

	Six Months Ended June 30, 2009
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$10,018.16	$ 1,277.75	$ 1,102.98	$ 1,366.22
Loss from operations
Net investment loss	(307.60)	(33.39)	(44.05)	(48.25)
Net trading loss	(299.57)	(37.96)	(33.25)	(41.04)
Net loss	(607.17)	(71.35)	(77.30)	(89.29)
Net Asset Value, End of the period	$ 9,410.99	$ 1,206.40	$ 1,025.68	$ 1,276.93
Total Return(1), (4)	(6.06)%	(5.58)%	(7.01)%	(6.54)%
Supplemental Data
Ratios to average net asset value
Expenses (5)	7.15%	6.23%	9.30%	8.04%
Net investment loss(5)	(6.63)%	(5.71)%	(8.78)%	(7.54)%
Year Ended December 31, 2008
	Class A	Class B	Class B	Class B
		Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire year)
Net Asset Value, Beginning of the year	$ 7,567.14	$ 955.75	$ 849.61	$ 1,042.12
Income (loss) from operations
Net investment loss	(1,196.76)	(139.86)	(152.04)	(175.85)
Net trading profits	3,647.78	461.86	405.41	499.95
Net income	2,451.02	322.00	253.37	324.10
Net Asset Value, End of the year	$10,018.16	$ 1,277.75	$ 1,102.98	$ 1,366.22
Total Return(1)	32.39%	33.69%	29.82%	31.10%
Total Return (excluding incentive fees)(2)	42.87%	44.07%	40.09%	41.48%
Supplemental Data
Ratios to average net asset value
Expenses prior to incentive fee	6.86%	5.81%	8.88%	7.77%
Incentive fees	9.20%	8.96%	9.05%	9.01%
Total expenses	16.06%	14.77%	17.93%	16.78%
Net investment loss(3)	(4.69)%	(3.68)%	(6.72)%	(5.63)%

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

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

_______________

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

Investments in commodity futures, options and forward contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period. The difference between the original cost basis of the contract and fair value is recorded in income as a net unrealized gain or loss on open positions in the Condensed Statements of Financial Condition. Realized gains and losses on closed contracts are recorded on a first-in-first-out basis. Interest income is recognized on an accrual basis. All commodity interests and financial instruments are recorded at fair value in the financial statements. Fair value is based on quoted market prices or management's estimates of fair value.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Condensed Statements of Income. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

Results of Operations

Comparison of the Three Months Ended June 30, 2009 and 2008

For the quarter ended June 30, 2009, the Partnership had total income comprised of net trading profits representing $7,480,888 in net realized gains on closed positions and $(1,457,035) in change in net unrealized losses on open positions, and $64,667 in interest income. For the same quarter in 2008 the Partnership had total income comprised of net trading profits representing $8,566,129 in net realized gains on closed positions and $2,549,580 in change in net unrealized gains on open positions, and $423,393 in interest income.

In April 2009, the Partnership was unprofitable. The Partnership had losses in the Swiss Franc, the Euro and the Japanese Yen, silver, UK and European fixed income markets and corn; there were gains in copper, the Australian Dollar, natural gas, soybeans and Japanese fixed income markets. The Partnership recorded a net loss of $3,070,421. In May 2009, the Partnership was very profitable. The Partnership had gains in RBOB gasoline, crude oil, silver, the British Pound, the Canadian Dollar, the Australian Dollar and soybeans; there were losses in natural gas, cocoa and European fixed income markets. The Partnership recorded net income of $11,124,045. In June 2009, the Partnership was unprofitable. The Partnership had losses in silver, the Swiss Franc, the Canadian Dollar, coffee and soybeans; there were gains in corn, Japanese fixed income markets and crude oil. The Partnership recorded a net loss of $3,490,488.

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

For the quarter ended June 30, 2009, the Partnership had expenses comprised of $959,650 in brokerage commissions (including clearing and exchange fees), $0 in incentive fees, $404,826 in management fees, $47,156 in professional fees, $79,407 in accounting and administrative fees and $34,345 in other expenses. For the same quarter in 2008, the Partnership had expenses comprised of $878,792 in brokerage commissions (including clearing and exchange fees), $2,545,429 in incentive fees, $342,644 in management fees, $41,238 in professional fees, $69,210 in accounting and administrative fees and $25,500 in other expenses. Incentive fees are a fraction of quarterly trading profits. Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership’s reporting requirements under Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net gain of $4,563,136 for the three months ended June 30, 2009, compared to a net gain of $7,636,289 for the same period in 2008.

At June 30, 2009, the net asset value of the Partnership was $77,700,616, compared to its net asset value of $83,612,915 at December 31, 2008.

During the quarter, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material.

Comparison of Six Months Ended June 30, 2009 and 2008

For the six months ended June 30, 2009, the Partnership had total income comprised of net trading losses representing $(564,487) in net realized losses on closed positions, $(2,303,155) in change in net unrealized losses on open positions, and $205,070 in interest income. For the same period in 2008 the Partnership had total income comprised of net trading profits representing $16,165,586 in net realized gains on closed positions, $1,130,653 in change in net unrealized gains on open positions, and $847,904 in interest income.

In January 2009, the Partnership had a loss. The Partnership produced losses on its positions in Japanese Yen, US, Japanese and European fixed income markets and copper; the Partnership generated profits in the Euro currency, natural gas and silver. The Partnership recorded a net loss of $2,149,279. In February 2009, trading was unprofitable as the Partnership had losses in gasoline, the Euro, copper, crude oil and the Australian Dollar; the Partnership had gains the Japanese Yen, silver, coffee, gold and natural gas. The Partnership recorded a net loss of $2,665,073. In March 2009, trading was not profitable. The Partnership had losses in US fixed income markets, Swiss Franc, British Pound, gold, crude oil, the Euro and the soybean complex; the Partnership had gains in the Euro, Japanese Yen, Australian Dollar, and copper. The Partnership recorded a net loss of $5,673,836. In April 2009, the Partnership was unprofitable. The Partnership had losses in the Swiss Franc, the Euro and the Japanese Yen, silver, UK and European fixed income markets and corn; there were gains in copper, the Australian Dollar, natural gas, soybeans and Japanese fixed income markets. The Partnership recorded a net loss of $3,070,421. In May 2009, the Partnership was very profitable. The Partnership had gains in RBOB gasoline, crude oil, silver, the British Pound, the Canadian Dollar, the Australian Dollar and soybeans; there were losses in natural gas, cocoa and European fixed income markets. The Partnership recorded net income of $11,124,045. In June 2009, the Partnership was unprofitable. The Partnership had losses in silver, the Swiss Franc, the Canadian Dollar, coffee and soybeans; there were gains in corn, Japanese fixed income markets and crude oil. The Partnership recorded a net loss of $3,490,488.

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

For the six months ended June 30, 2009, the Partnership had expenses comprised of $2,028,526 in brokerage commissions (including clearing and exchange fees), $0 in incentive fees, $818,700 in management fees, $104,300 in professional fees, $178,154 in accounting and administrative fees and $132,800 in other expenses. For the same period in 2008, the Partnership had expenses comprised of $1,707,535 in brokerage commissions (including clearing and exchange fees), $3,874,724 in incentive fees, $671,685 in management fees, $94,376 in professional fees, $120,822 in accounting and administrative fees and $50,828 in other expenses. Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net loss of $(5,925,052) for the six months ended June 30, 2009, as compared to a net gain of $11,624,173 for the same period in 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership's primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on a timely basis of mark-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized. The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of June 30, 2009, by market sector:

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

Commodity

The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to the energy markets (natural gas, crude oil, heating oil and unleaded gasoline) as of June 30, 2009, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of Commodity Interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used June 30, 2009 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

•	The prices of the Partnership's positions resulting from a 10% change in interest rates.
•	The U.S. dollar equivalent balances of the Partnership's currency exposures due to a 10% shift in currency exchange rates.
•

The market value of the Partnership's Commodity Interests due to a 10% change in the price of the Commodity Instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has disclosed the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of June 30, 2009.

The potential loss in earnings for each market risk exposure as of June 30, 2009 was approximately:

Trading portfolio:

Commodity price risk	$ 2,040,650
Interest rate risk	$ 26,931
Currency exchange rate risk	$ 791,670

Item 4T. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of June 30, 2009 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principal of the General Partner) to allow timely decisions regarding required disclosure. During the second quarter of 2009, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the partnership's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units.  As of June 30, 2009, 46,025.8035 Partnership Units were held by 835 Limited Partners and the General Partner.  All of the Limited Partnership Units are "restricted securities" within the meaning of Rule 144.  The Partnership has no Securities Act or sold in accordance with an exemption therefrom, such as Rule 144.  The Partnership has no plans to register any of the Limited Partnershp Units for resale.  In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units.  Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners.  The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future.  From January 1, 2009 through June 30, 2009, a total of 6,160 Partnership Units were subscribed for the aggregate subscription amount of $19,346,035.  The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2009	$ 2,641,639
February 2009	$2,652,573
March 2009	$1,942,347
April 2009	$ 717,931
May 2009	$527,688
June 2009	$863,857

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1.Rule 13a - 14(a)/15d-14(a) Certification

32.1. Section 1350 Certification

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RFMC WILLOWBRIDGE FUND L.P.

Date: August 14, 2009	By: Ruvane Fund Management Corporation Its: General Partner

By: /s/ Robert L. Lerner Robert L. Lerner President, Principal Executive Officer and Principal Financial Officer