Form 10-Q
period 2009-08-30
RFMC WILLOWBRIDGE FUND LP
filed 2009-11-16
CIK 794775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes o No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	Accelerated Filer
Non-accelerated filer o (do not check if a Smaller reporting company)	Smaller Reporting Company	x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	x

RFMC WILLOWBRIDGE FUND, L.P.

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

RFMC WILLOWBRIDGE FUND, L.P.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

As of September 30, 2009 and December 31, 2008

(Unaudited)

_______________

	September 30, 2009	December 31, 2008
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
Due from broker (including margin deposits of
$7,912,376 for 2009 and $7,174,146 for 2008)	$10,372,188	$15,776,688
Net unrealized gains on open positions	2,818,943	1,855,939
	13,191,131	17,632,627
CASH AND CASH EQUIVALENTS	59,037,550	71,244,781
DUE FROM GENERAL PARTNER	57,654	22,837
INTEREST RECEIVABLE	232	0
PREPAID EXPENSES	209,033	0
TOTAL ASSETS	$72,495,600	$88,900,245
LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Prepaid subscriptions	$350,000	$2,244,600
Redemptions payable	639,895	1,161,160
Other accrued expenses	190,639	295,351
Accrued management fees	184,865	200,286
Accrued incentive fees	0	1,385,933
TOTAL LIABILITIES	1,365,399	5,287,330
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners – Class A (3,329.8411 and 3,484.3295 fully redeemable units at September 30, 2009 and December 31, 2008, respectively)	29,039,339	34,906,553

Limited partners – Class B (42,824.4504 and 42,617.9896 fully redeemable units at September 30, 2009 and December 31, 2008, respectively)	41,080,542	47,577,754
General partner – Class A (115.8499 and 112.6562 fully redeemable units at September 30, 2009 and December 31, 2008, respectively)	1,010,320	1,128,608
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	71,130,201	83,612,915
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$72,495,600	$88,900,245
NET ASSET VALUE PER UNIT –
Class A (based on Partners’ Capital of $30,049,659 and $36,035,161 and 3,445.6910 and 3,596.9857 fully redeemable units outstanding)	$8,720.94	$10,018.16
Class B Series 1 – (based on Partners’ Capital of $3,639,131 and $4,038,256 and 3,246.8612 and 3,160.4326 fully redeemable units outstanding)	$1,120.82	$1,277.75
Class B Series 2 – (based on Partners’ Capital of $37,357,903 and $43,442,833 and 39,506.8358 and 39,386.8036 fully redeemable units outstanding)	$945.61	$1,102.98
Class B Series 3 – (based on Partners’ Capital of $83,508 and $96,665 and 70.7534 and 70.7534 fully redeemable units outstanding)	$1,180.27	$1,366.22

See Notes to Condensed Financial Statements.

RFMC WILLOWBRIDGE FUND, L.P.

CONDENSED STATEMENTS OF INCOME (LOSS)

For the Three Months and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

_______________

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
NET INVESTMENT LOSS
Income:
Interest income	$25,558	$384,384	$230,628	$1,232,288
Expenses:
Brokerage commissions	946,437	896,062	2,974,963	2,603,597
Management fees	393,898	342,304	1,212,598	1,013,989
Incentive fees	0	1,347,545	0	5,222,269
Professional fees	83,649	31,585	187,949	125,961
Accounting, administrative fees and other expenses	105,139	68,035	416,093	239,685
Total expenses	1,529,123	2,685,531	4,791,603	9,205,501
Net investment loss	(1,503,565)	(2,301,147)	(4,560,975)	(7,973,213)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures:
Net realized gains (losses) on closed positions	(7,695,919)	8,001,052	(8,260,406)	24,166,638
Change in net unrealized gains (losses) on open positions	3,266,159	(1,657,272)	963,004	(526,619)
Total trading profits (losses)	(4,429,760)	6,343,780	(7,297,402)	23,640,019
NET INCOME (LOSS)	$(5,933,325)	$4,042,633	$(11,858,377)	$15,666,806
NET INCOME (LOSS) PER UNIT
(based on weighted average number of units outstanding during the period)
Class A	$(694.03)	$515.42	$(1,307.35)	$1,927.18
Class B – Series 1	$(85.59)	$68.59	$(165.08)	$251.07
Class B – Series 2	$(80.00)	$51.84	$(161.06)	$199.66
Class B – Series 3	$(96.66)	$67.66	$(185.95)	$255.31

See Notes to Condensed Financial Statements.

RFMC WILLOWBRIDGE FUND, L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

_______________

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Class A
PARTNERS’ CAPITAL,
JANUARY 1, 2009	112.6562	$1,128,608	3,484.3295	$34,906,553	$36,035,161
Subscriptions	3.1937	29,790	351.8991	3,334,629	3,364,419
Redemptions	—	—	(506.3875)	(4,605,660)	(4,605,660)
Net (loss)	—	(148,078)	—	(4,596,183)	(4,744,261)
PARTNERS’ CAPITAL,
SEPTEMBER 30, 2009	115.8499	$1,010,320	3,329.8411	$29,039,339	$30,049,659

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B
PARTNERS’ CAPITAL,
JANUARY 1, 2009	3,160.4326	$4,038,256	39,386.8036	$43,442,833	70.7534	$96,665	$47,577,754
Subscriptions	668.9405	796,335	6,831.3074	7,183,079	—	—	7,979,414
Redemptions	(582.5119)	(660,371)	(6,711.2752)	(6,702,139)	—	—	(7,362,510)
Net (loss)	—	(535,089)	—	(6,565,870)	—	(13,157)	(7,114,116)
PARTNERS’ CAPITAL,
SEPTEMBER 30, 2009	3,246.8612	$3,639,131	39,506.8358	$37,357,903	70.7534	$83,508	$41,080,542

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Class A
PARTNERS’ CAPITAL,
JANUARY 1, 2008	110.0239	$832,567	4,010.8244	$30,350,478	$31,183,045
Subscriptions	1.3219	10,925	165.5506	1,343,722	1,354,647
Redemptions	—	—	(680.3854)	(5,839,133)	(5,839,133)
Net income	—	213,222	—	7,323,208	7,536,430
PARTNERS’ CAPITAL,
SEPTEMBER 30, 2008	111.3458	$1,056,714	3,495.9896	$33,178,275	$34,234,989

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B
PARTNERS’ CAPITAL,
JANUARY 1, 2008	3,094.0204	$2,957,099	33,860.2888	$28,767,879	70.7534	$73,733	$31,798,711
Subscriptions	—	—	4,978.8714	4,513,015	—	—	4,513,015
Redemptions	(293.3079)	(318,000)	(1,768.2302)	(1,725,342)	—	—	(2,043,342)
Net income	—	742,678	—	7,369,634	—	18,064	8,130,376
PARTNERS’ CAPITAL,
SEPTEMBER 30, 2008	2,800.7125	$3,381,777	37,070.9300	$38,925,186	70.7534	$91,797	$42,398,760

See Notes to Condensed Financial Statements.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2009 and 2008

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

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
A.	Method of Reporting (Continued)

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) implemented the FASB Accounting Standards Codification™ (“ASC”or “the Codification”) as the single source of U.S. generally accepted accounting principles (“U.S. GAAP”) for interim and annual periods ending after September 15, 2009. The Codification did not change U.S. GAAP, but combines all authoritative standards into a comprehensive, topically organized database. With the Codification, FASB also established one level of authoritative GAAP, other than guidance issued by the SEC. All other accounting literature excluded from the Codification is considered non-authoritative.

The Partnership has elected not to provide a statement of cash flows as permitted under ASC Topic 230, Statement of Cash Flows   (standards formerly established under FASB Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from certain Securities Acquired for Resale.”)

The General Partner considers events or transactions that occur after the date of the Condensed Statements of Financial Condition but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures. Subsequent events have been evaluated through November 16, 2009, the date of issuance of these financial statements.

B.	Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired. Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurements and Disclosures (standards formerly established under FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” or “FAS No. 157”).

C.	Due from Broker

Due from broker represents deposits required to meet margin requirements and excess funds not required for margin. Due from broker at September 30, 2009 and December 31, 2008 consisted of cash on deposit with the broker of $10,372,188 and $15,776,688, respectively. The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf. The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

D.	Revenue Recognition

Investments in commodity futures contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period, based on quoted market prices. Accordingly, such contracts are classified as Level 1 fair value estimates under the fair value hierarchy as described within ASC Topic 820, Fair Value Measurements and Disclosures. Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis. Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized gains (losses) on closed positions” in the Condensed Statements of Income (Loss). As the Partnership’s broker has the right of offset, the Partnership presents unrealized gains and unrealized losses on open contracts (the difference between contract trade price and quoted market price) on a net basis under the caption “Net unrealized gains on open positions” in the Condensed Statements of Financial Condition. Any change in net unrealized gain or loss from the preceding period is reported in the Condensed Statements of Income (Loss) under the caption “Change in net unrealized gains (losses) on open positions.”  Interest income is recognized on an accrual basis.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
E.	Brokerage Commissions

The Class A limited partners pay to the General Partner a flat commission of 4.0% annually of the net asset value of the Class A partners’ capital as of the beginning of each month. Class B limited partners pay to the General Partner a flat commission equal to the following percentages of each Series’ applicable net asset value: Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%. From these amounts, the General Partner will pay for actual trading commissions incurred by the Partnership (some of which may be advanced to the brokers by the Partnership), and will pay up to 3.0% from this amount to properly registered selling agents as their ongoing compensation for servicing Class B limited partners.

Commissions charged to each Class or Series of class were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Class A	$325,847	$322,703	$1,014,615	$980,731
Class B – Series 1	28,529	23,436	86,982	70,761
Class B – Series 2	590,966	548,862	1,870,006	1,549,060
Class B – Series 3	1,095	1,061	3,360	3,045
Total	$946,437	$896,062	$2,974,963	$2,603,597

For the three months and nine months ended September 30, 2009, the General Partner received net brokerage commissions of $784,669 and $2,586,060, respectively, and for the three and nine months ended September 30, 2008, the General Partner received net brokerage commissions of $763,843 and $2,201,185, respectively, from the Partnership. Net brokerage commissions represent commissions charged to Class A and Class B partners less actual brokerage commissions paid to clearing brokers and amounts paid to selling agents for servicing Class B limited partners. As of September 30, 2009 and December 31, 2008, $57,654 and $22,837, respectively, were due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

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

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
G.	Incentive Fees

Willowbridge Associates, Inc., the Commodity Trading Advisor (“Advisor”) of the Partnership, is entitled to a quarterly incentive fee based on an increase in the adjusted net asset value of the Partnership’s assets allocated to trading. The Advisor receives 25% of any new profits, as defined in the Agreement. The term “new profits” for the purpose of calculating the Advisor’s incentive fee only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive fees paid or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive fee was paid or payable (after deduction of such incentive fee). In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive fee calculation is made, and (iii) increased by the amount of any losses attributable to redemptions. For the three months and nine months ended September 30, 2009, the Advisor earned no incentive fees. For the three months and nine months ended September 30, 2008, the Advisor earned incentive fees of $1,347,545 and $5,222,269, respectively.

H.	Management Fees

The General Partner is paid an annual management fee equal to one percent of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year. Such annual fee is paid in advance at the beginning of the respective year and is amortized by the Partnership on a straight-line basis over twelve months. The total management fee paid to the General Partner in 2009 and 2008 was $836,130 and $629,818, respectively. For the three months and nine months ended September 30, 2009, the Partnership recorded management fee expense earned by the General Partner of $209,033 and $627,097, respectively, and for the three months and nine months ended September 30, 2008, the Partnership recorded management fee expense earned by the General Partner of $157,454 and $472,363, respectively. As of September 30, 2009 and December 31, 2008, the unamortized prepaid management fees were $209,033 and $0, respectively.

In addition to the management fee paid to the General Partner, the Partnership pays the Advisor a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership. These fees amounted to $184,866 and $585,501 for the three months and nine months ended September 30, 2009, respectively, and $184,850 and $541,626 for the three months and nine months ended September 30, 2008, respectively. As of September 30, 2009 and December 31, 2008, $184,865 and $200,286 were due to the Advisor, respectively.

I.	Administrative and Other Expenses

Administrative and other expenses include bookkeeping costs and other charges such as registration fees, printing costs and bank fees.

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
J.	Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

The Partnership accounts for uncertainties in income tax positions taken or expected to be taken according to provisions within ASC under Topics 740, Income Taxes, and 835, Interest (such provisions formerly established pursuant to FASB Interpretation No. 48 entitled “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”  ). The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.

The Partnership files U.S. federal and state tax returns. The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state authorities.

K.	Subscriptions

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month. Partners’ contributions received in advance for subscriptions are recorded as “Prepaid subscriptions” in the Condensed Statements of Financial Condition. The General Partner charges a one percent initial administrative fee on all limited partner unit subscriptions. The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion. Subscription proceeds to the Partnership are recorded net of these charges. For the three months and nine months ended September 30, 2009, the General Partner received initial administrative fees of $2,003 and $3,743, respectively and for the three months and nine months ended September 30, 2008, the General Partner received initial administrative fees of $4,905 and $6,065, respectively.

L.	Redemptions

Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month with at least ten days written notice to the General Partner. Class B interests are subject to an early redemption charge of up to 4 percent if such interests are redeemed within 12 months of their purchase.

M.	Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Condensed Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains (losses) resulting from the translation to U.S. dollars totaled $1,202 and $(29,072) for the three months and nine months ended September 30, 2009, respectively, and $(17,825) and $239,882 for the three months and nine months ended September 30, 2008, respectively, and are reported as a component of “Net realized gains (losses) on closed positions” in the Condensed Statements of Income (Loss).

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
N.	Recently Issued Accounting Pronouncements

Effective January 1, 2009, the Partnership began providing enhanced disclosures regarding how and why the Partnership uses derivative instruments, how derivative instruments and related hedge items are accounted for, and how derivative instruments and any related hedged items affect the Partnership’s financial position, financial performance and cash flows as required under ASC Topic 815, Derivatives and Hedging (formerly required under FASB Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment  to FASB Statement No. 133”.) The adoption of the disclosures required under ASC Topic 815, Derivatives and Hedging did not have a material impact on the Partnership’s financial statements.  The disclosures required by ASC Topic 815, Derivatives and Hedging, are included in Note 5 to these financial statements.

Effective June 30, 2009, the Partnership adopted the provisions under ASC Topic 855, Subsequent Events (formerly required under FASB Statement of Financial Accounting Standards No. 165, “Subsequent Events”) which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption of the disclosure requirements under ASC Topic 855, Subsequent Events did not have a material impact on the Partnership’s financial statements.  The disclosures required by ASC Topic 855, Subsequent Events, are included in Note 3A to the financial statements.

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

The fair value hierarchy, as more fully described in ASC Topic 820, Fair Value Measurements and Disclosures prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

_______________

4.	FAIR VALUE (CONTINUED)

Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level 1 are publicly traded investments. As required by ASC Topic 820, Fair Value Measurements and Disclosures, the Partnership does not adjust the quoted price for these investments even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

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

The following table summarizes the valuation of the Partnership’s investments by the above fair value  hierarchy levels:

	As of September 30, 2009
	Total	Level 1	Level 2	Level 3
Futures contracts	$2,818,943	$2,818,943	N/A	N/A
Money market mutual funds	57,928,242	57,928,242	N/A	N/A
Total Fair Value	$60,747,185	$60,747,185

	As of December 31, 2008
	Total	Level 1	Level 2	Level 3
Futures contracts	$1,855,939	$1,855,939	N/A	N/A
Money market mutual funds	66,112,178	66,112,178	N/A	N/A
Total Fair Value	$67,968,117	$67,968,117

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

_______________

5.	DERIVATIVE INSTRUMENTS

The Partnership engages in the speculative trading of futures contracts in currencies, interest rates and a wide range of commodities, including energy and metals (collectively “derivatives”) for the purpose of achieving capital appreciation. Since the derivatives held or sold by the Partnership are for speculative trading purposes, the derivative instruments are not designated as hedging instruments as defined in ASC Topic 820, Fair Value Measurements and Disclosures (formerly defined under FASB Statement of Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities”).  Under provisions of ASC Topic 820, Fair Value Measurements and Disclosures, entities are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial condition. As permitted under the ASC Topic 820, Fair Value Measurements and Disclosures, investments in futures contracts are reported on a net basis as shown in the Condensed Statements of Financial Condition as “Net unrealized gains on open positions.”

Information concerning the fair value of the Partnership’s derivatives held long or sold short is as follows:

	As of September 30, 2009
	Long Positions Gross Unrealized Gains		Short Positions Gross Unrealized		Net Unrealized Gain (Loss) on Open Positions
	Gains	Losses	Gains	Losses
Currencies	$1,585,730	$(23,688)	$60,203	$(19,262)	$1,602,983
Interest rates	816,370	(1,997)	—	—	814,373
Grains	6,813	(425)	397,178	(31,975)	371,591
Livestock	—	—	—	(21,890)	(21,890)
Tropical products	241,819	(19,280)	—	—	222,539
Energy	23,320	—	—	(607,221)	(583,901)
Metals	578,045	(22,060)	—	(142,737)	413,248
Totals	$3,252,097	$(67,450)	$457,381	$(823,085)	$2,818,943

Realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Condensed Statements of Income (Loss).

The Partnership’s trading results and information related to the volume of the Partnership’s derivative activity by market sector were as follows:

	For the three months ended September 30, 2009
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Round Turn Contracts
Currencies	$(3,478,803)	$1,838,714	$(1,640,089)	7,762
Interest rates	(809,550)	763,155	(46,395)	10,644
Grains	94,999	108,069	203,068	4,918
Livestock	26,770	(96,330)	(69,560)	526
Tropical products	(23,725)	53,296	29,571	1,456
Energy	(3,915,160)	186,007	(3,729,153)	4,970
Metals	409,550	413,248	822,798	1,912
Total	$(7,695,919)	$3,266,159	$(4,429,760)	32,188

	For the nine months ended September 30, 2009
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Round Turn Contracts
Currencies	$(2,391,815)	$1,428,578	$(963,237)	16,574
Interest rates	(3,512,571)	(654,823)	(4,167,394)	28,196
Grains	659,394	105,398	764,792	16,606
Livestock	(129,500)	(21,890)	(151,390)	1,056
Tropical products	(927,580)	210,164	(717,416)	5,434
Energy	(2,617,958)	(579,181)	(3,197,139)	9,776
Metals	659,624	474,758	1,134,382	5,716
Total	$(8,260,406)	$963,004	$(7,297,402)	83,358

RFMC WILLOWBRIDGE FUND, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED)
A.	Market Risk

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

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Condensed Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Condensed Statements of Income (Loss). Open contracts generally mature within 90 days; as of September 30, 2009 and December 31, 2008, the latest maturity dates for open contracts are December 2010 and March 2010, respectively.

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

D.	Risk Monitoring

Due to the speculative nature of the Partnership’s derivatives trading activity, the Partnership is subject to the risk of substantial losses from derivatives trading. The General Partner actively assesses, manages, and monitors risk exposure on derivatives on a contract basis, a market sector basis, and on an overall basis in accordance with established risk parameters.

6.	FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the periods presented:

	Nine Months Ended September 30, 2009
	Class A	Class B Series 1	Class B Series 2	Class B Series 3

Per Unit Operating Performance (for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$10,018.16	$1,277.75	$1,102.98	$1,366.22
Loss from operations:
Net investment loss	(465.88)	(50.79)	(66.25)	(72.81)
Net trading loss	(831.34)	(106.14)	(91.12)	(113.14)
Net loss	(1,297.22)	(156.93)	(157.37)	(185.95)
Net Asset Value, End of the period	$8,720.94	$1,120.82	$945.61	$1,180.27
Total Return(1), (4)	(12.95)%	(12.28)%	(14.27)%	(13.61)%
Supplemental Data
Ratios to average net asset value Expenses (5)	7.21%	6.23%	9.30%	8.11%
Net investment loss(5)	(6.81)%	(5.83)%	(8.90)%	(7.72)%

	Year Ended December 31, 2008
	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance (for a Unit outstanding for the entire year)
Net Asset Value, Beginning of the year	$7,567.14	$955.75	$849.61	$1,042.12
Income (loss) from operations:
Net investment loss	(1,196.76)	(139.86)	(152.04)	(175.85)
Net trading profits	3,647.78	461.86	405.41	499.95
Net income	2,451.02	322.00	253.37	324.10
Net Asset Value, End of the year	$10,018.16	$1,277.75	$1,102.98	$1,366.22
Total Return(1)	32.39%	33.69%	29.82%	31.10%
Total Return (excluding incentive fees)(2)	42.87%	44.07%	40.09%	41.48%
Supplemental Data
Ratios to average net asset value
Expenses prior to incentive fee	6.86%	5.81%	8.88%	7.77%
Incentive fees	9.20%	8.96%	9.05%	9.01%
Total expenses	16.06%	14.77%	17.93%	16.78%
Net investment loss(3)	(4.69)%	(3.68)%	(6.72)%	(5.63)%

Total returns are calculated based on the change in value of a unit during the periods presented. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

_______________________

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

Investments in commodity futures, options and forward contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period. The difference between the original cost basis of the contract and fair value is recorded in income as a net unrealized gain or loss on open positions in the Condensed Statements of Financial Condition. Realized gains and losses on closed contracts are recorded on a first-in-first-out basis. Interest income is recognized on an accrual basis. All commodity interests and financial instruments are recorded at fair value in the financial statements. Fair value is based on quoted market prices or management’s estimates of fair value.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2009 and 2008

For the quarter ended September 30, 2009, the Partnership had total income comprised of total trading losses representing ($7,695,919) in realized losses on closed positions, and $3,266,159 in change in net unrealized gains on open positions, and $25,558 in interest income. For the same quarter in 2008 the Partnership had total income comprised of net trading profits representing $8,001,052 in realized gains on closed positions, and ($1,657,272) in change in net unrealized gains on open positions, and $384,384 in interest income.

In July 2009, the Partnership was unprofitable. The Partnership had losses in the Swiss Franc, crude oil, the Euro, soybeans and US fixed income markets; the Partnership had gains in copper, the Canadian Dollar and natural gas. The Partnership recorded a net loss of $2,324,371. In August 2009, the Partnership was unprofitable. The Partnership had losses in the energy complex, the Euro, cocao and the Swiss Franc; the Partnership had gains in sugar, copper and UK fixed income markets. The Partnership recorded a net loss of $2,598,371. In September 2009, the Partnership was unprofitable. The Partnership had losses in copper, the energy complex and sugar; the Partnership had gains in the Japanese Yen, silver, the Australian Dollar, the Swiss Franc and wheat. The Partnership recorded a net loss of $1,010,583.

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

For the quarter ended September 30, 2009, the Partnership had expenses comprised of $946,437 in brokerage commissions (including clearing and exchange fees), $0 in incentive fees, $393,898 in management fees, $83,649 in professional fees, and $105,139 in accounting, administrative fees and other expenses. For the same quarter in 2008, the Partnership had expenses comprised of $896,062 in brokerage commissions (including clearing and exchange fees), $1,347,545 in incentive fees, $342,304 in management fees, $31,585 in professional fees, and $68,035 in accounting, administrative fees and other expenses. Incentive fees are a fraction of quarterly trading profits. Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Accounting and administrative fees consists primary of professional fees and other expenses relating to the Partnership’s reporting requirements under Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net loss of ($5,933,325) for the three months ended September 30, 2009, compared to a net gain of $4,042,633 for the same period in 2008.

At September 30, 2009, the net asset value of the Partnership was $71,130,201, compared to its net asset value of $83,612,915 at December 31, 2008.

During the quarter, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material.

Comparison of Nine Months Ended September 30, 2009 and 2008

For the nine months ended September 30, 2009, the Partnership had total income comprised of net trading profits representing ($8,260,406) in realized gains on closed positions, $963,004 in change in net unrealized gains on open positions, and $230,628 in interest income. For the same period in 2008 the Partnership had total income comprised of net trading profits representing $24,166,638 in realized gains on closed positions, ($526,619) in change in net unrealized gains on open positions, and $1,232,288 in interest income.

In January 2009, the Partnership had a loss. The Partnership produced losses on its positions in Japanese Yen, US, Japanese and European fixed income markets and copper; the Partnership generated profits in the Euro currency, natural gas and silver. The Partnership recorded a net loss of $2,149,279. In February 2009, trading was unprofitable as the Partnership had losses in gasoline, the Euro, copper, crude oil and the Australian Dollar; the Partnership had gains the Japanese Yen, silver, coffee, gold and natural gas. The Partnership recorded a net loss of $2,665,073. In March 2009, trading was not profitable. The Partnership had losses in US fixed income markets, Swiss Franc, British Pound, gold, crude oil, the Euro and the soybean complex; the Partnership had gains in the Euro, Japanese Yen, Australian Dollar, and copper. The Partnership recorded a net loss of $5,673,836. In April 2009, the Partnership was unprofitable. The Partnership had losses in the Swiss Franc, the Euro and the Japanese Yen, silver, UK and European fixed income markets and corn; there were gains in copper, the Australian Dollar, natural gas, soybeans and Japanese fixed income markets. The Partnership recorded a net loss of $3,070,421. In May 2009, the Partnership was very profitable. The Partnership had gains in RBOB gasoline, crude oil, silver, the British Pound, the Canadian Dollar, the Australian Dollar and soybeans; there were losses in natural gas, cocoa and European fixed income markets. The Partnership recorded net income of $11,124,045. In June 2009, the Partnership was unprofitable. The Partnership had losses in silver, the Swiss Franc, the Canadian Dollar, coffee and soybeans; there were gains in corn, Japanese fixed income markets and crude oil. The Partnership recorded a net loss of $3,490,488. In July 2009, the Partnership was unprofitable. The Partnership had losses in the Swiss Franc, crude oil, the Euro, soybeans and US fixed income markets; the Partnership had gains in copper, the Canadian Dollar and natural gas. The Partnership recorded a net loss of $2,324,371. In August 2009, the Partnership was unprofitable. The Partnership had losses in the energy complex, the Euro, cocao and the Swiss Franc; the Partnership had gains in sugar, copper and UK fixed income markets. The Partnership recorded a net loss of $2,598,371. In September 2009, the Partnership was unprofitable. The Partnership had losses in copper, the energy complex and sugar; the Partnership had gains in the Japanese Yen, silver, the Australian Dollar, the Swiss Franc and wheat. The Partnership recorded a net loss of $1,010,583.

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

For the nine months ended September 30, 2009, the Partnership had expenses comprised of $2,974,963 in brokerage commissions (including clearing and exchange fees), $0 in incentive fees, $1,212,598 in management fees, $187,949 in professional fees, and $416,093 in accounting, administrative fees and other expenses. For the same period in 2008, the Partnership had expenses comprised of $2,603,597 in brokerage commissions (including clearing and exchange fees), $5,222,269 in incentive fees, $1,013,989 in management fees, $125,961 in professional fees, and $239,685 in accounting, administrative fees and other expenses. Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative fees consists primary of professional fees and other expenses relating to the Partnership’s reporting requirements under Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net loss of ($11,858,377) for the nine months ended September 30, 2009, as compared to a net gain of $15,666,806 for the same period in 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership’s primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership’s open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on a timely basis of mark-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings, whether realized or unrealized. The Partnership’s total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership’s existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of September 30, 2009, by market sector:

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

Commodity

The Partnership’s primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to the energy markets (natural gas, crude oil, heating oil and unleaded gasoline) as of September 30, 2009, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of Commodity Interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used September 30, 2009 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership’s market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

●	The prices of the Partnership’s positions resulting from a 10% change in interest rates.
●	The U.S. dollar equivalent balances of the Partnership’s currency exposures due to a 10% shift in currency exchange rates.
●

The market value of the Partnership’s Commodity Interests due to a 10% change in the price of the Commodity Instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has disclosed the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of September 30, 2009.

The potential loss in earnings for each market risk exposure as of September 30, 2009 was approximately:

Trading portfolio:

●	Commodity price risk	$ 1,691,225
●	Interest rate risk	$ 747,698
●	Currency exchange rate risk	$ 593,153

Item 4T. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of September 30, 2009 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principal of the General Partner) to allow timely decisions regarding required disclosure. During the third quarter of 2009, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of September 30, 2009, 46,270.1414 Partnership Units were held by 862 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144. The Partnership has no Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2009 through September 30, 2009, a total of 7,855.3407 Partnership Units were subscribed for the aggregate subscription amount of $11,343,833. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2009	$ 2,641,639
February 2009	$ 2,652,573
March 2009	$ 1,942,347
April 2009	$ 717,931
May 2009	$ 527,688
June 2009	$ 863,857
July 2009	$ 871,613
August 2009	$ 364,093
September 2009	$ 762,092

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

RFMC WILLOWBRIDGE FUND L.P.

Date: November 16, 2009	By: Ruvane Fund Management Corporation Its: General Partner

By: /s/ Robert L. Lerner Robert L. Lerner President, Principal Executive Officer and Principal Financial Officer