Form 10-K
period 2009-12-31
RFMC TACTICAL ADVISORS FUND, LP
filed 2010-03-31
CIK 794775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File Number: 0-23529

RFMC TACTICAL ADVISORS FUND, LP
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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  No 

The Partnership’s limited partnership interests are not traded on any market and, accordingly, do not have an aggregate market value.  As of January 31, 2010 the net asset value of the limited partnership interests of the registrant held by non-affiliates of the registrant was approximately $62,623,807.

PART I

ITEM 1. Business.

Summary

RFMC Tactical Advisors Fund, LP (formerly called RFMC Willowbridge Fund, L.P., the “Partnership”) is a limited partnership organized under the Delaware Revised Uniform Limited Partnership Act. The business of the Partnership is to trade, buy, sell or otherwise acquire, hold or dispose of commodity futures contracts, options on physical commodities and on commodity futures contracts, forward contracts, and any rights pertaining thereto (“Commodity Interests”) and to engage in all activities incident thereto. The objective of the Partnership is the appreciation of its assets through speculative trading.

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

The General Partner has been registered with the Commodity Futures Trading Commission (“CFTC”) pursuant to the Commodity Exchange Act (“CEA”), as amended (the “CEA”), as a Commodity Pool Operator (“CPO”) since August 8, 1995, as a Commodity Trading Advisor (“CTA”) since January 12, 1990 and as an introducing broker since May 8, 1995, and is a member of the National Futures Association (“NFA”) in such capacities. See “The General Partner.” The General Partner has selected Willowbridge Associates Inc. (“Willowbridge”) and Quantitative Investment Management LLC (“QIM”, and collectively with Willowbidge, the “Advisors”) as the Partnership’s trading advisors. Willowbridge’s main business address is 101 Morgan Lane, Suite 180, Plainsboro, New Jersey 08536 and its telephone number is (609) 936-1100. Willowbridge has been registered as a CPO and a CTA pursuant to the CEA since May 3, 1988 and is a member of the NFA in such capacities.  QIM’s address is 401 East Market Street, Suite 104, Charlottesville, VA 22902 and its telephone number is (434) 817-4800.  QIM has been registered as a CTA with the CFTC since January 16, 2004 .  QIM became a member of the NFA on January 16, 2004. QIM registered with the NFA as a CPO on April 1, 2005.  All trading decisions regarding the Partnership are made by the Advisors. See “The Advisors.”

Since the Partnership’s inception in April 1991 through March 1, 2010, the General Partner allocated the Partnership’s capital entirely to Willowbridge’s Primary Program.  On March 1, 2010, the General Partner made an allocation of $20 million (approximately 35% of the net assets of the Partnership as of March 1, 2010) to QIM’s Global Program.  The General Partner believes QIM’s Global Program has the potential to deliver important diversification benefits when combined with Willowbridge’s Primary Program.  Willowbridge’s Primary Program utilizes trading strategies that focus on capturing directional price movements over medium to longer term time horizons.  QIM’s Global Program utilizes multiple trading strategies over various time horizons, particularly shorter timeframes.  It is currently contemplated that the General Partner will make no further allocation to QIM’s Global Program at least until late 2010 and therefore that Partnership capital invested after March 1, 2010 will be allocated so that the percentage of capital under management of each of Willowbridge’s Primary Program and QIM’s Global Program likely will be different from what it was on March 1, 2010.  The General Partner believes that the combination of several investment strategies and global market exposure reduces the Partnership’s dependence on the success of any single strategy while positioning the Partnership to participate in economic trends in different markets. Nonetheless, in many cases the markets traded by the individual trading strategies overlap and the positions held by the Partnership at any particular point in time may result in different concentrations in any group of markets, which may reduce the diversification of the Partnership’s investments. See “Risk Factors.”

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

In accordance with the amendment to Section 5 of the Limited partnership Agreement of the Partnership (the “Agreement”), effective January 16, 2003, the Partnership offers separate classes of limited partnership interests, whereby interests which were already issued by the Partnership were designated as Class A interests. The Partnership also offers Class B limited partnership interests in a private offering pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended. The Partnership will offer the Class B interests up to an aggregate of $100,000,000, subject to increase by the General Partner in increments of $10,000,000 after notice to the limited partners of the Partnership.

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

The General Partner is responsible for the allocation of the Partnership’s capital among various investment programs. The Partnership’s capital currently is allocated to Willowbridge’s Primary Investment Program and QIM’s Global Program. See “Trading Programs.” The General Partner, in the future, may allocate the Partnership’s assets to other trading programs. In addition, the General Partner may introduce the Partnership’s trades to the Partnership’s commodity brokers. Under the terms of the Amended and Restated Limited Partnership Agreement of the Partnership (the “Partnership Agreement”), the General Partner maintains a general partner contribution of $1,000 to the Partnership. As of December 31, 2009, the General Partner and its affiliates owned $936,983 of Class A partnership interests. The General Partner is a Delaware Corporation organized in January 1990. The principal of the General Partner is Robert L. Lerner. See “Directors and Executive Officers.”

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

The speculator, such as the Partnership, risks its capital with the hope of making profits from the price fluctuations in futures contracts. The speculator assumes the risks which the hedger seeks to avoid. Speculators rarely expect to take or make delivery of the cash or actual physical commodity in the futures market. Rather, they generally close out their futures positions by entering into offsetting purchases or sales of futures contracts. Because the speculator may take either a long or short position in the futures markets, it is possible for the speculator to earn profits or incur losses regardless of the direction of price trends. Generally, commodities trades made by the Partnership are for speculative rather than for hedging purposes.

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

The General Partner believes that an account should be considered a long-term investment in order to afford the different trading strategies and investment programs time to operate under a variety of different market conditions. Consequently, the General Partner may choose not to reallocate capital from or terminate an investment program or trading strategy even if that investment program or trading strategy has had an unprofitable period of significant duration. As the performance of the investment programs and trading strategies vary, the percentage of the Partnership’s capital under the management of each may vary also. Therefore, it is unlikely that the current capital allocations will in fact be the actual allocations at any time during the Partnership’s operations.  When capital is withdrawn from the Partnership, the capital under each Advisor's management will be as determined by the General Partner.  If an Advisor uses more than one trading strategy to trade for the Partnership, the capital under each trading strategy will be reduced in amounts determined by the Advisor, in consultation with the General Partner.

Extensive leverage is available in futures markets. The General Partner will monitor each Advisor’s trading so that leverage remains within levels acceptable to the General Partner, in its sole discretion. In general, the General Partner anticipates that margin commitments for the Partnership will range between 15% and 40% of capital. Margin commitments represent that portion of the capital of the Partnership which is committed as margin for futures contracts. Margins are good faith deposits which must be made with a commodity broker in order to initiate or maintain an open position in a futures contract.

The Advisors

Willowbridge

Willowbidge is a global trading advisor, managing approximately $909.4 million in aggregate nominal account size (U.S. $872.3 million of actual funds) as of February 1, 2010  in futures, forward, spot and option contracts and related instruments for international banks, brokerage firms, pension funds, institutions and high net worth individuals. Willowbridge was organized as a Delaware corporation in January 1988 and trades on a 24-hour basis in over 70 markets worldwide. The primary activity of Willowbridge is to buy, sell (including short sales), make a spread or otherwise trade in Commodity Interests. Willowbridge may, to a limited extent, also trade in other instruments. The trading principals of Willowbridge are Philip L. Yang, Michael Y. Gan, and James A. Datri. See “Directors and Executive Officers.”

QIM

       QIM is a Virginia limited liability corporation formed on May 27, 2003.  The trading principals of QIM are Jaffray Woodriff, Michael Geismar and Greyson Williams. QIM uses a proprietary predictive framework to trade its Global Program, a short-term managed futures strategy that trades 35 contracts in 6 sectors worldwide.  Total nominal assets in the Global Program as of February 1, 2010 were approximately $4.51 billion, including about $1.25 billion in the Quantitative Global Funds (about $682 million actual equity), about $349M proprietary (about $84M actual equity) and $2.91 billion in 38 client managed accounts. QIM's predictive research is also utilized by a long-short hedge fund with approximately $414 million in equity.

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

The investment programs and trading strategies which the General Partner has selected to trade the Partnership’s assets are described below, and from time to time may be changed or refined. Additional trading programs may be developed by the Advisors or other trading advisors who may be employed in trading the assets of the Partnership.

Each trading system employed by the Advisors will attempt to detect trends in price movements for futures, option, forward and spot contracts. All successful speculative commodity trading depends upon establishing a position and then maintaining that position while the market moves in favor of the trader. Technical trading systems seek to establish such positions and to exit the market and establish reverse positions, or both, when the favorable trend either reverses or does not materialize. No such system will be successful if the market is moving in an erratic and non-trending manner or if the market moves in the direction opposite to that predicted by the system. Because of the nature of commodity markets, prices frequently appear to be trending when the market is, in fact, without a trend. In addition, a trading system may identify markets as trending favorably to a particular position in the market even though actual market performance thereafter is the reverse of the trend identified.

The investment programs and trading strategies to be followed by the Advisors do not assure the success of the Partnership. Investment decisions made in accordance with these programs and strategies will be based on an assessment of available facts. However, because of the large quantity of facts at hand, a number of available facts may be overlooked. Variables may shift and any investment decision must, in the final analysis, be based on the judgment of the Advisors. Accordingly, no assurance can be given that the Advisors’ investment programs and trading strategies will result in profits to investors in the Partnership.

In general, the Advisors manage risk on a market-by-market level as well as on an overall portfolio level.  On the market level, risk is managed primarily by utilizing proprietary volatility filters.  When these filters detect a certain excessive level of volatility in a particular market, they will signal that the trading strategies should reduce exposure or stop trading altogether in the particular market.  In this way, the trading strategies generally will not participate in markets in which there are extremes in market action.  On the portfolio level, risk is managed by utilizing proprietary portfolio cutback rules.  When cumulative profits have reached a certain level, these rules determine that positions should be reduced across the entire portfolio.  In this way, risk is reduced while allowing the trading strategies to continue to participate in the markets, albeit at a reduced level.  After the portfolio has been traded at reduced levels, these rules will then determine when to increase positions.

Allocation of Capital

The Partnership’s assets are currently traded pursuant to Willowbridge’s Primary Investment Program and QIM’s Global Program.  The Primary Investment Program utilizes all or part of two of the trading systems operated by Willowbridge:  the Vulcan System and the Argo System.  The General Partner, in the future, may allocate the Partnership’s assets to other trading strategies and investment programs.

Willowbridge’s Primary Investment Program

Under the Primary Investment Program, Willowbridge has the discretion, based upon its periodic evaluation of market conditions, to determine which trading system to use for a given market and to initially allocate and subsequently reallocate among such trading strategies and components of such trading strategies.  For example, if Willowbridge believes that we are in a period in which the grain markets are likely to perform well, it may apply the Argo and Titan trading systems to the grain markets since these trading systems typically have performed well in similar environments.  Also, if Willowbridge does not believe market conditions warrant trading in a particular market, no positions will be taken.  Typically, changes in trading systems used for particular markets are made infrequently.  Beginning July 1994, approximately one-half of the assets traded by Willowbridge pursuant to the Primary Investment Program were allocated to the Argo System and the remaining portion was allocated between currencies and financial instruments traded pursuant to the Vulcan System and precious metals, grains, meats, energies, softs and tropicals traded pursuant to the Siren System.  In November 1997, a trading component of Titan was added to the Primary Investment Program.  Effective January 2006, the components of the energies sector that were previously traded pursuant to signals from the Siren System have been traded based on Vulcan System signals.  Effective January 2008, approximately one-half of the assets traded by Willowbridge pursuant to the Primary Investment Program have been allocated to the Argo System and approximately one half have been allocated to the Vulcan System.  Willowbridge, in consultation with the General Partner, may change the allocation of the assets it trades pursuant to the Primary Investment Program among the trading systems and among the commodities traded pursuant thereto.  If the assets of the Partnership allocated to the Primary Investment Program fall below $5,000,000, Willowbridge may not be able to trade the Primary Investment Program portfolio.

Description of Trading Systems in the Primary Investment Program

The trading systems used by Willowbridge are proprietary and confidential.  The descriptions herein are of necessity, general and not intended to be exhaustive.

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

Vulcan determines, on a daily basis, whether to be long, short or flat or/in each of the various markets in its portfolio.  The Vulcan portfolio traded for the Primary Investment Program includes:

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

The above list is provided only as an indication of markets traded since Willowbridge removes and adds markets to the list from time to time.

It is intended that approximately 10% to 40% of the assets under management pursuant to the Vulcan System normally will be committed as margin for Commodity Interest trading, but from time to time, the percentage of assets committed may be substantially more or less.  Positions are generally held from 10 to 15 trading days.

Argo Trading System

The Argo Trading System (“Argo”) commenced trading in 1988.  Argo essentially incorporates Vulcan’s concepts of pattern recognition, support/resistance levels and counter-trend liquidations.  However, Argo has a relatively longer time horizon than Vulcan and attempts to capture longer-term price moves.  The Argo portfolio includes the instruments traded in the Vulcan portfolio.

The above list is provided only as an indication of markets traded since Willowbridge removes and adds markets to the list from time to time.

It is intended that Argo’s positions will generally be held from 20 to 30 trading days (but may be longer or shorter) with approximately 10% to 40% of assets under management normally committed as margin for Commodity Interest trading, but from time to time the percentage of assets committed may be substantially more or less.

QIM’s Global Program

Predictive Modeling

QIM believes that financial markets are not entirely efficient. Numerous small inefficiencies exist which QIM believes can be exploited through the prudent use of robust quantitative analysis and predictive technologies.

QIM currently employs numerous quantitative trading models that utilize pattern recognition to predict all types of price movements. All models are tested across massive data sets that expose them to a wide range of market, economic, and political environments, as well as a wide range of time frames and interactions. Only those models that prove to be the most robust, statistically significant, and conceptually diverse are used in actual trading. The resultant system of models creates predictions on a daily basis that have resulted in excellent outperformance versus most benchmarks over the past six and a half years.

QIM’s trading strategies and models may be revised from time to time as a result of ongoing research and development that seeks to devise new strategies and systems, as well as to improve current methods. As a result of research, the strategies and systems used by QIM in the future may differ from those presently used. Changes to risk weightings, execution factors and the active universe of futures contracts traded may occur from time to time, for example, without notice to clients of QIM. Although these underlying parameters evolve over time, these adjustments do not represent material changes to the predictive framework itself. QIM has informed the Partnership that it will notify the Partnership in advance of a material change to this fundamental trading approach.

Risk Management

QIM believes that the enduring success of any trading program relies heavily on the risk management used in implementing the strategy.

QIM applies highly sophisticated risk management procedures that take into account the price, size, volatility, liquidity, and inter-relationships of the markets traded. On the portfolio level, account risk is monitored on a daily basis to target a specific standard deviation of daily returns. For the standard version of the Global Program, annualized volatility is targeted at 12%.

During significant drawdowns in equity, QIM reduces market exposure by scaling back the overall leverage.

Execution

The execution of QIM’s trading strategies is systematic. All facets of the predictive models, risk management, and trade allocation are fully automated. However, discretion plays a role in the evolution of the trading system over time as QIM does seek improvements to the trading strategy.

In addition to the abundance of technologies driving the daily trading, QIM’s staff monitors every market in which it trades on a daily basis and monitors numerous other factors, including, but not limited to: volume and open interest, news, correlation pairings, cash prices, opening calls, slippage and volatility.

Markets Traded

QIM may trade in some or all of the following markets:

Currencies
Euro British
Pound
Japanese Yen
Canadian Dollar
Australian Dollar
Mexican Peso
Swiss Franc

Energies
Globex Crude Oil
Brent Crude Oil
London WTI Crude Oil
Natural Gas
Heating Oil
Unleaded Gas
GasOil

Grains
Corn
Soybeans
Wheat
Softs
Cocoa
Coffee
Cotton
Sugar

Stock Indices
E-mini S&P 500 (USA)
E-mini Nasdaq 100 (USA)
E-mini Russell 2000 (USA)
Dax (Germany)
DJ Euro Stoxx 50 (Europe)
FTSE 100 (Great Britain)
Nikkei 225 (Japan)
KOSPI Hang Seng (Hong Kong) S&P ASX 200 (Australia)
MSCI Taiwan
FTSE/JSE Top 40 (South Africa)
CAC-40 (France)
AEX (Netherlands)
S&P/MIB (Italy)
IBEX 35 (Spain)

Interest Rates US 10 Year Note US 30 Year Bond US 2 Year Note US 5 Year Note Eurodollar Euro-Bund Euribor Euro-Schatz Euro-Bobl Long Gilt Short Sterling JGB Metals Gold Silver Copper
QIM’s programs seek to profitably trade each of the markets in which they participate while taking advantage of the diversification available from such a varied list of futures contracts. The trading programs often take opposing long and short positions within the same or related classes of correlated futures. Taken in conjunction with the powerful effect of diversification across a broad range of contracts, this generally results in far less risk than trading a single market with similar leverage. Other futures contracts or currencies may be added to the QIM Global Program if QIM’s research demonstrates that such an addition would enhance that program’s performance.

The trading strategies used by QIM are proprietary and confidential.  The descriptions herein, therefore, are of necessity, general and not intended to be exhaustive.

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

The clearing brokers must comply with the settlement procedures established by the clearinghouse of each exchange where the clearing broker is a clearing member. The rules of exchange vary, but at a minimum the exchange guarantees performance on every contract to each of its clearing members. Thus, once a trade between two clearing members is matched by the exchange, the rights and obligations under the futures or options contract do not run between the original buyer and seller, but between the clearing member and the seller of the contract, and between the clearing member and the buyer. The clearinghouse sets a settlement price for settling all accounts between clearing members for each contract month. Unliquidated positions on outstanding contracts are marked to market at least once a day via midday and/or morning calls to determine any additional margin requirements. In general, a clearinghouse is backed by the membership and will act in the event of non-performance by one of its members or one of the member’s customers, the intent of which is to significantly reduce credit risk. If a clearing broker is not a member of an exchange clearinghouse, it will comply with the settlement procedures established with the actual carrying brokers and will operate through them. Settlement of calls on such contracts may take an extra day on U.S. exchanges or two extra days on non-U.S. exchanges. Additional margin requirements are wire-transferred by the clearing brokers to the appropriate clearinghouse. During the years ended December 31, 2009 and 2008, the Partnership had no material credit risk exposure to a counterparty that is a foreign commodities exchange.

Fees and Expenses

The General Partner

Upon admission to the Partnership, each new subscriber for interests in the Partnership will pay 1% of his subscription amount to the General Partner as an administrative charge. Existing Limited Partners who subscribe for additional interests in the Partnership will pay to the General Partner 1% of the amount of the additional subscription as an administrative charge. The General Partner waives this charge for limited partners who are affiliates of the General Partner. The Partnership also pays the General Partner a yearly management fee in an amount equal to 1% of the net asset value of the Partnership as of the first business day of each year before deducting (i) accrued ordinary legal, accounting and auditing fees and (ii) any incentive fees payable to the Advisor. In addition, Class A Interests pay to the General Partner a flat-rate monthly brokerage commission of approximately 0.29% of the net asset value of Class A Interests as of the beginning of each month (a 3.5% annual rate) for the period, January 1, 2002 to July 31, 2002. Beginning August 1, 2002, Class A Interests pay to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of Class A Interests as of the beginning of each month (a 4.0% annual rate). Class B Interests pay to the General Partner commissions of up to 6.0 percent annually of the net asset value of the Class B partners’ capital equal to the following percentages: Series 1-3%, Series 2-6% and Series 3-5%. . The General Partner will pay up to 3.0 percent from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3%, the brokerage fee with respect to such Class B limited partnership interests will be reduced accordingly. The General Partner will pay from this amount all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership’s trading, but other execution costs, including give-up charges (charges paid to a party for executing trades that will be cleared by a third party) and service fees assessed by certain forward dealing desks, will be paid by the Partnership. The General Partner will pay from its own funds any futures brokerage commission and fees (except for certain execution costs as noted above) incurred by the Partnership in excess of the flat monthly rate it receives from the Partnership. The flat-rate brokerage commission to the General Partner is calculated after reduction for any brokerage commissions due at the end of the immediately preceding month, any redemptions or distributions as of such immediately preceding month-end and any accrued incentive fees as of such immediately preceding month-end, and after including the interest credits for such immediately preceding month-end and any additions as of the beginning of the month for which the flat-rate brokerage commission is being calculated. Lastly, in the event the flat-rate monthly brokerage commission payable by the Partnership to the General Partner at any time exceeds the actual brokerage commissions and related fees to which such flat-rate brokerage commission is applied, the General Partner will pay a portion of such excess to Limited Partners who became Limited Partners prior to September 1995, the date as of which the Partnership ceased to be a proprietary pool under CFTC Rules, which portion paid to any such Limited Partner shall not exceed such Limited Partner’s pro rata share of the actual brokerage commissions and related fees paid by the Partnership. The General Partner may also pay a portion of such excess to properly registered selling agents as compensation for their ongoing services to the Partnership, which portion paid to any one selling agent is not expected to exceed 1% per annum of the net asset value of the limited partnership interests sold by such selling agent.

The Advisors

Management Fee

The Partnership pays to Willowbridge a quarterly management fee of .25% (1% per year) of the Partnership’s month-end Net Assets (as defined below) allocated to Willowbridge for each month during such quarter.  The Partnership does not pay a management fee to QIM.

Incentive  Fee

The Partnership also compensates Willowbridge by paying to it a quarterly incentive fee of 25% of New Profits (as defined below), if any, on assets allocated to Willowbridge.  If any incentive fee is paid to Willowbridge, Willowbridge will retain the amount paid regardless of any subsequent decline in account value, but will not be eligible to receive subsequent incentive fee payments until Willowbridge has recouped its losses and earned New Profits.  The Partnership will pay QIM a quarterly incentive fee of 30% of New Profits (as defined below), if any, on assets allocated to QIM.  In the event of subsequent losses, the quarterly incentive fee would not be charged until there are New  Profits to offset such losses.  The quarterly incentive fee shall not be rebated by virtue of subsequent losses.

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

Commodity Brokers

The General Partner currently pays commission rates of approximately $10 for each initial purchase (or sale) and offsetting sale (or purchase) of a commodity futures contract with respect to the Partnership’s trading (including NFA assessments and exchange fees), which rates in the future may be higher or lower. The General Partner believes that this brokerage rate is generally competitive with those charged by other commodity brokers; however, other commodity brokerage firms might offer lower rates to an account similar to that of the Partnership. Commissions are charged to the Partnership based on a percentage of the net asset value at the beginning of each month. The commission rate charged was 3.5 percent annually of the net asset value of the Class A Interests for the period, January 1, 2001 to July 31, 2002. Beginning August 1, 2002, Class A Interests are charged 4.0 percent annually of the net asset value of the Partnership. Class B Interests pay to the General Partner commission of up to 6.0 percent annually of the net asset value of the Class B partners’ capital. The General Partner will pay up to 3.0 percent from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3% the brokerage fee with respect to such Class B limited partnership interests will be reduced accordingly.

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

Others

The General Partner will pay expenses of the continuing offering of Limited Partnership Units (consisting primarily of printing fees), estimated to be approximately $15,000 per year. The ordinary administrative expenses actually incurred by the Partnership, including periodic legal, accounting and auditing fees, and other administrative expenses and fees, which are estimated to be approximately $770,000 per year (excluding any extraordinary expenses), will be borne by the Partnership.

Trading For Own Account

The General Partner, its principal and their affiliates currently do not, but may in the future, trade Commodity Interests for their own accounts. Limited Partners will not be permitted to inspect the records of such trades. The Advisors, their respective principals and their respective affiliates also may trade Commodity Interests for their own accounts. The records and the results of the proprietary trading by the Advisors and their respective principals will not be made available for inspection by the Limited Partners because of their confidential nature.

The Partnership has no employees and the General Partner has two employees. The fund administration and management information systems are provided by NAV Consulting, Inc.

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

General Partner’s Selection of Trading Advisors and Investment Programs

Under the terms of the Partnership Agreement, the General Partner has the authority to engage independent commodity trading advisors or affiliated commodity trading advisors to make trading decisions for the Partnership. The General Partner may have conflicts with respect to terminating an Advisor or engaging a new trading advisor for the Partnership.  Willowbridge has retained the General Partner as an independent consultant to assist Willowbridge in developing new business. The prospect of possibly losing the ability to earn compensation as a consultant to Willowbridge could serve as a disincentive to the General Partner engaging a different trading advisor.    Should the General Partner select trading programs which it, its principal or their affiliates operate, the General Partner may have a conflict of interest between choosing the trading programs that the General Partner believes will be most advantageous to the Partnership and seeing that it or its affiliates’ trading programs are used on behalf of the Partnership and earning fees therefrom. The General Partner also may be less likely to terminate the use of one of its or its affiliates’ trading programs. The General Partner will act as introducing broker for the Partnership and receive a portion of the brokerage commissions generated by the Partnership’s trading activities. The General Partner may have a conflict of interest between choosing the investment programs that the General Partner believes will be most advantageous to the Partnership and seeing that the investment programs which generate the most trading activity are used on behalf of the Partnership and earning fees therefrom.

Management of Other Accounts by the Advisors and the General Partner

The Advisors and their respective affiliates currently manage other accounts and act as general partner for other limited partnerships that trade commodity interests, and the Advisors, the General Partner and their respective affiliates may act in the future as manager of additional accounts and as general partner for other such limited partnerships. Such accounts and partnerships may hold positions either similar or opposite to the positions taken by the Partnership, and the compensation received by the Advisors or the General Partner from such other accounts and partnerships may differ from the compensation they receive from the Partnership. As the Advisors manage additional accounts, these accounts will increase the level of competition for the same trades made for the Partnership.

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

Trading by the Advisors and Affiliates of the Advisor for Their Own Accounts

The Advisors and their respective principals have traded, and may continue to trade, commodity interests for their own accounts. As a result, it is possible that orders for their accounts may be entered in advance of or opposite to orders for client accounts pursuant to, for instance, a neutral order allocation system, a different trading strategy or a different risk level of trading. However, any such proprietary trading is subject to the duty of an Advisor to exercise good faith and fairness in all matters affecting client accounts. The records and the results of the proprietary trading by the Advisors and their respective principals will not be made available for inspection by the Limited Partners because of their confidential nature. During the normal course of trading, orders for the client’s account may be executed in competition with the orders for proprietary and other client accounts managed by the Advisors. Depending on market liquidity and other factors, this conflict could result in client orders being executed at prices that are less favorable than would otherwise be the case. In addition, the Advisors may combine various strategies to trade proprietary and client accounts. As a result, trading decisions generated by different trading strategies and investment programs may vary among accounts, resulting in different positions.

Trading by Affiliates of Clearing Brokers for Their Own Accounts

It is possible that certain officers, directors and employees of the Partnership’s clearing brokers and their families may from time to time trade commodity futures contracts and other Commodity Interests for their own accounts, including some of which may be managed by the Advisors. In the event such individuals do trade for their own accounts, investors will not be permitted to inspect such trading records. It is possible that such persons may take positions either similar or opposite to positions taken by the Partnership and that the Partnership and such persons may from time to time be competing for either similar or opposite positions in the commodity futures markets. In certain instances, the clearing brokers may have orders for trades from the Partnership and orders from its own employees. The clearing brokers might be deemed to have a conflict of interest between the sequence in which such orders will be transmitted to the trading floor. Depending on market liquidity and other factors, these conflicts could result in the Partnership’s orders being executed at prices that are less favorable than would otherwise be the case.

Relationship of the Advisors to Futures Commission Merchants

The Advisors appear on the approved list of commodity trading advisors for many futures commission merchants. Appearance on an approved list means that futures commission merchants’ representatives may recommend an Advisor as a trading advisor to its clients. Inclusion on such an approved list may create a conflict of interest for a trading advisor between its duty to trade clients’ accounts in the best interest of its clients and its financial interest in maintaining a position on a futures commission merchant’s approved list, which could be contingent upon generation of adequate commission income from those accounts managed by the advisor. Each of the Advisors’ policy, however, is to trade all comparable accounts in the same manner regardless of the method by which the account was obtained.

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

ITEM 1A. Risk Factors

Commodity Markets are Speculative and Risky

The markets in which the Partnership trades are speculative and involve a high degree of risk. It is possible that an investor in the Partnership could lose its entire investment. Each trading strategy within an investment program employed by an Advisor involves a significant risk of incurring large losses. The use of several different trading strategies may not significantly reduce such risk due to, among other things, certain similarities which may exist in the trading strategies. The volatility of the commodities market could cause the Partnership and the Limited Partners to incur substantial losses, potentially impairing the Partnership’s equity base and ability to achieve its long-term profit objectives even if favorable market conditions subsequently develop.

Commodity Interest Prices are Volatile

Commodity Interest prices are highly volatile. Price movements of Commodity Interest contracts are influenced by, among other things, changing supply and demand relationships, governmental, agricultural and trade programs and policies, and national and international political and economic events as well as speculative frenzy and the emotions of the marketplace. Changing crop prospects occasioned by unexpected weather or damage by insects and plant diseases make it difficult to forecast future supplies of agricultural commodities. Similarly, demand is also difficult to forecast due to such factors as variable world production patterns, expected purchases by or disruptions of trade with foreign countries and continued changes in domestic needs. Financial instrument futures prices are influenced primarily by changes in interest rates. Foreign currency futures prices are influenced by, among other things, changes in balances of payments and trade, domestic and international rates of inflation, international trade restrictions and currency devaluations and revaluations. The Partnership has no control over these factors. The volatility of Commodity Interest prices may result in unprofitable trading by the Partnership and, therefore, losses to the Limited Partners.

Commodity Interest Trading Is Highly Leveraged

The low margin deposits normally required in Commodity Interest trading result in an extremely high degree of leverage. A relatively small price movement in a Commodity Interest contract in an unfavorable direction could result in immediate and substantial losses to the investor. Like other leveraged investments, any purchase or sale of a Commodity Interest contract may result in losses in excess of the amount invested in that contract. The Partnership may lose more than its initial margin deposit on a trade, resulting in losses to the Partnership and the Limited Partners.

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

Counterparty Risk

If one of the Partnership’s commodity brokers becomes bankrupt or insolvent, or otherwise defaults on its obligations to the Partnership, the Partnership may not receive all amounts owing to it in respect of its trading, despite the clearinghouse fully discharging all of its obligations.  Clearinghouses do not deal with customers, but only with member firms, and the “guarantee” of performance under open positions provided by the clearinghouse does not run to customers.  Commodity Exchange Act Section 4d(a)(2) requires a futures commission merchant to segregate funds deposited in a customer’s commodity futures account.  If the Partnership’s commodity broker fails to properly segregate customer funds, the Partnership may be subject to a risk of loss of its funds on deposit in the event of the commodity broker’s bankruptcy or insolvency. In addition, under certain circumstances, such as the inability of another customer of the commodity broker or its own inability to satisfy substantial deficiencies in such other customer’s account, the Partnership may be subject to a risk of loss of its funds on deposit even if such funds are properly segregated. In the case of any such bankruptcy or customer loss, the Partnership might recover only a pro rata portion of the property available for distribution to all of the commodity broker’s customers, even though certain property specifically traceable to the Partnership (for example, Treasury bills deposited by the Partnership with the commodity broker as margin) was held by such commodity broker. If no property is available for distribution, the Partnership would not recover any of its assets.  The Partnership may trade products, including off-exchange products, where the clearinghouses for such products are not required to segregate customer funds which may cause additional issues or difficulties in recovering assets.  In addition, the Partnership may trade in markets in which performance is the responsibility only of the individual counterparty and not of an exchange or clearinghouse.  In these cases, the Partnership is subject to the risk of the inability of, or refusal by, the counterparty to perform with respect to such contracts.  In addition, there is the possibility that institutions, including banks and brokerage firms, with which the Partnership does business, will encounter financial difficulties that may impair the operational capabilities or the capital position of the Partnership.

Electronic Trading

The Partnership may place select trades through electronic trading systems provided by the brokerage firms used by the Partnership.  Trades placed by electronic means are governed by the terms of the relevant electronic brokerage trading agreements and by exchange rules.  Electronic trading systems vary in terms of order matching procedures, opening and closing procedures and prices, error trade policies, trading limitations or requirements, qualifications for access, grounds for terminating access, and limitations on the types of orders that may be entered.  Additional risk may occur due to limitation of system access, varying response times and security requirements.  In the case of Internet-based systems, there may be additional risks related to service providers and the receipt and monitoring of electronic mail.  In the event of electronic system or component failure, it might not be possible to enter new orders, execute existing orders or modify or cancel orders that were previously entered, and orders may be lost or lose priority.  .  Willowbridge and QIM may place orders by telephone, and will retain the capability to use that method if electronic trading is not possible for a period of time.  Exchanges may have adopted rules to limit their liability, the liability of futures brokers and software and communication system vendors and the amount that may be collected for system failures and delays.

Operating History of the Partnership

The Partnership commenced trading in April 1991. The Partnership has realized a net gain through December 2009 and no assurance can be made as to the future performance of the Partnership. In addition, the Partnership’s profitability has varied significantly from period to period. The results for any one period are not necessarily indicative of results for any other period.

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

Partnership’s Market Positions May Lack Diversity

The Partnership’s assets are diversified among distinct trading strategies. Nonetheless, in many cases the markets traded by the individual trading strategies may overlap and the positions held by the Partnership at any particular point in time may result in different concentrations in any group of markets, which may reduce the diversity of the Partnership’s investments. As a result, the Partnership may hold relatively concentrated positions from time to time as well as over sustained periods of time. This lack of diversification could result in greater losses to the Partnership and the Limited Partners than otherwise might be anticipated as the Partnership’s portfolio may be more susceptible to any single economic, political or regulatory occurrence and more volatile than a more diversified portfolio.

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

Charges to Partnership

The Partnership will be required to pay a fixed annual management fee and a fixed monthly brokerage commission to the General Partner, and a fixed quarterly management fee and, under certain circumstances, a quarterly incentive fee to Willowbridge.  The Partnership will be required to pay, under certain circumstances, a quarterly incentive fee to QIM. The Partnership also is obligated to pay certain execution costs, as well as all legal, accounting, auditing and other administrative expenses and fees, regardless of whether the Partnership realizes any profits. The Partnership, therefore, will be required to make trading profits in the amount of such charges and fees, less interest earned, to avoid depletion or exhaustion of its assets and to generate any profits for the Partnership and the Limited Partners. There can be no assurance that the Partnership will achieve any profits. See “Fees and Expenses.”

Possible Effects of Speculative Position Limits

The CFTC and the commodity exchanges have established limits referred to as “speculative position limits” or “position limits” on the maximum net long or net short commodity position that any person or group of persons may own, hold or control in particular commodity contracts. The CFTC has jurisdiction to establish, or cause exchanges to establish, position limits with respect to all items traded on exchanges located in the United States and any exchange may impose additional limits on positions on that exchange. Such limits will be applicable in respect of trading of futures and options and could affect the ability of an Advisor to acquire certain positions that its respective programs would otherwise indicate as desirable for the Partnership. Were an Advisor to violate applicable position limits, mandatory liquidation of the Partnership’s positions would result and the Advisor could be subject to regulatory action restricting or prohibiting the Advisor from providing further trading advisory services to the Partnership, which could have a material adverse effect on the Partnership and result in losses to the Limited Partners. The General Partner monitors the Partnership’s compliance with position limits. The positions held by an Advisor will be aggregated under the CEA and applicable exchange regulations for purposes of determining compliance with speculative position limits.

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

Establishing Lines of Credit to Trade Forward Contracts

Although as of the date of this report the Partnership has not done so, the Partnership may in the future establish lines of credit in connection with trading forward contracts.  If such lines of credit are established, they will not exceed 100% of the net asset value of the Partnership.  The use of such lines will enable the Partnership to utilize margin in connection with its trading of forward contracts.  This means that a small amount of capital can be used to invest in contracts of much greater total value.  The resulting leverage means that a relatively small change in the price of such a contract can produce a substantial profit or loss.  Like other leveraged investments, any purchase or sale of a commodity interest contract may result in losses in excess of the amount invested in that contract.  In addition, the Partnership will incur fees in connection with establishing and maintaining such lines of credit.

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

Reliance on the Advisors

The Partnership relies on each Advisor in making trading decisions. There can be no assurance that an Advisor’s trading decisions will not result in losses to the Partnership and the Limited Partners. In addition, an investment in the Partnership may be riskier than other investments because there is a limited number of advisors to the Partnership.

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

Multiple Trading Strategies

Each trading strategy within an investment program employed by Willowbridge and QIM will be making trading decisions independently of the other.  In addition, Willowbridge and QIM will make trading decisions independently of each other.  Thus, there is the possibility that the Partnership could hold opposite positions in the same or similar Commodity Interest contracts at the same time or during the same period of time. There is also the possibility that each trading strategy may, from time to time, enter identical orders and thus compete for the same trades. Such competition could prevent orders from the Partnership from being executed at desired prices. There can be no assurance that the use of several different trading strategies will not effectively result in losses by certain of the trading strategies at virtually all times, offsetting any profits achieved by others. The Partnership’s diversification of trading strategies, which is intended to reduce “down-side” risk while maintaining the ability to capitalize on profitable trends, may, in fact, have the opposite result, minimizing the Partnership’s ability to exploit trending markets while failing to reduce exposure to significant losses, resulting in losses to the Partnership and the Limited Partners.

Each Advisor Receives Incentive Fee Only with Respect to Assets Allocated to It.

Each Advisor will receive an incentive fee with respect to any new profit generated by assets allocated to it.  Because the incentive fee for each Advisor is based solely on the performance of Partnership assets allocated to it, and not the overall performance of the Partnership, the Partnership may pay an incentive fee to an Advisor during periods when the Partnership is not profitable on an overall basis.

Experience of the General Partner; Reliance on Key Individuals

The General Partner operates this commodity pool and one other commodity pool, however, the investment programs and trading strategies which are utilized to direct trading for the Partnership have been utilized to direct futures trading for other investors over varying periods of time.  Each of Willowbridge and QIM, to a great extent, relies on certain key individuals in the administration of its trading strategies.  If any of these individuals were to become unavailable, there might be no other person who could carry out their respective functions.

Past Results Are No Assurance of Future Performance

The General Partner and the Advisors each caution prospective investors to take seriously the warning required by both the CFTC and the NFA: PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS. The General Partner and the Advisors each believe that such past performance may be of interest, but encourage investors to look at such information more as a statement of the Partnership’s objectives than as any indication that such objectives will, in fact, be achieved. In fact, a significant amount of academic attention has focused on the fact that public futures funds more frequently than not underperform the past performance records included in the funds’ prospectuses.

Termination of the Arrangements with the Advisors, Willowbridge’s Licensor and Commodity Brokers

Upon the termination of the Advisory Agreement with an Advisor, Willowbridge’s licensing agreement (discussed below) or of any arrangements with the Partnership’s commodity brokers, the General Partner must renegotiate or make such other arrangements for trading advisors, trading systems or brokerage services, as the case may be. No assurance is given that the services of an Advisor or the services of the commodity brokers will be available after the termination of any such agreements. Willowbridge uses each of its five technical trading systems pursuant to an exclusive licensing agreement with Caxton Corporation (“Caxton”). The licensing agreement for these systems will continue until December 31, 2011, and shall be renewed for successive one year terms unless either Willowbridge or Caxton has given 90 days’ notice to the other prior to such renewal date of its intention not to renew. The licensing agreement may also be terminated in the case of an uncured material breach or in other extraordinary situations. There is no assurance that any of the five technical trading systems will be available, on an exclusive basis or otherwise, after termination of the licensing agreement, although Willowbridge’s non-technical trading approaches would remain available. In case of the termination of Willowbridge’s licensing agreement or of any agreements with the Advisors or the Partnership’s commodity brokers, there is a possibility that the Partnership’s assets would not be able to be traded as effectively, thereby increasing the possibility of losses being incurred by Partnership and the Limited Partners.   It should be noted that only two of Willowbridge’s technical trading systems currently are utilized on behalf of the Partnership.

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

Limited Partners Will Not Participate in Management

Limited Partners are not entitled to participate in the management of the Partnership or in the conduct of its business. Any such participation could subject a Limited Partner to unlimited liability as a general partner.  As a result, limited partners will not have a say as to the trading advisors, trading programs, commodity brokers or other business decisions selected for the Partnership by the General Partner. If the General Partner makes mistakes in the decisions it makes for the Partnership, the performance of the Partnership and interests in the Partnership may be adversely affected.

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

Absence of Certain Statutory Registrations

Neither the General Partner nor the Partnership has registered as a securities investment company, or “mutual fund,” which is subject to extensive regulation by the Securities and Exchange Commission under the Investment Company Act of 1940, as amended. The Partnership is, however, a “commodity pool” subject to regulation as such by the CFTC under the CEA. The General Partner and the Advisors each are registered with the CFTC as a CPO and a CTA and all are members of the NFA. In addition, the General Partner is registered as an introducing broker with the CFTC.

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

No matters were submitted to the limited partners for vote in the fourth quarter of 2009.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

There currently is no established public trading market for the Limited Partnership Units. As of December 31, 2009, 46,461.0757 Partnership Units were held by 864 Limited Partners and the General Partner.

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

From January 1, 2009 through December 31, 2009, 9,061.6287 Partnership Units were subscribed for the aggregate net subscription amount of $13,319,300. Details of the subscriptions of these Partnership Units are as follows:

Amount of Subscriptions
January 2009	$2,641,639
February 2009	$2,652,573
March 2009	$1,942,347
April 2009	$717,931
May 2009	$527,688
June 2009	$863,857
July 2009	$871,613
August 2009	$364,093
September 2009	$762,092
October 2009	$804,926
November 2009	$473,510
December 2009	$697,030

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

SELECTED FINANCIAL DATA
(in thousands, except units and per unit amounts)
	For the year ended December 31
	2009	2008	2007	2006		2005
Operations Data:

Income:
Realized Gains (Losses) on Closed	$(11,940)	$30,656	$16,634	$	,4,754	$(11,397)
Positions, Net
Change in Unrealized
Gains/Losses on Open Positions, Net	99	(126)	(1,171)		1,069	(27)

Interest Income	245	1,567	2,579		2,490	1,336

Expenses:
Incentive Fees	0	6,608	721		-	-
Brokerage Commissions (including
Clearing and Exchange Fees)	3,881	3,617	2,891		2,715	2,137
Management Fees	1,595	1,380	1,185		1,092	920
Administrative Expenses (comprised of professional fees, administrative and accounting fees and other expenses)	762	668	584		590	513

Net Income (Loss)	$(17,834)	$19,825	$12,662		$3,916	$(13,658)
Net Income (Loss) Per Unit:
Class A	$(2,002.29)	$2,462.90	$1,443.17		$487.92	$(1,970.01)
Class B, Series 1	$(252.81)	$319.22	$191.02		$67.99	$(234.32)
Class B, Series 2	$(241.77)	$251.41	$143.11		$42.90	$(257.58)
Class B, Series 3	$(283.90)	$324.11	$149.40		$60.00	$(287.77)

Financial Condition Data:
	As of December 31
	2009	2008	2007		2006	2005
Limited Partners’ Capital (Class A)	$26,690	$34,906	$30,350		$28,416	$31,210
Limited Partners’ Capital (Class B, Series 1)	3,340	4,038	2,957		2,195	1,650
Limited Partners’ Capital (Class B, Series 2)	34,347	43,443	28,768		26,477	18,814
Limited Partners’ Capital (Class B, Series 3)	76	97	74		102	95
General Partner’s Capital (Class A)	937	1,129	833		853	761

Partners’ Capital (Net Asset Value)	$65,390	$83,613	$62,982		$58,044	$52,530

Total Assets	$66,345	$88,900	$68,064		$59,113	$54,386

Net Asset Value per Unit (Class A)	$8,017.87	$10.018.16	$7,567.14		$6,112.38	5,624.46
Class A Units Outstanding	3,445.6920	3,596.9857	4,120.8483		4,7888.5749	5,684.1856
Net Asset Value per Unit (Class B, Series 1)	$1,033.11	$1,277.75	$955.75		$764.46	$696.47
Class B, Series 1 Units Outstanding	3,233.6375	3,160.4326	3,094.0204		2,871.3178	2,369.5004
Net Asset Value per Unit (Class B, Series 2)	$864.90	$1,102.98	$849.61		$699.91	$657.01
Class B, Series 2 Units Outstanding	39,711.9928	39,386.8036	33,860.2888		37,829.1688	28,636.1177
Net Asset Value per Unit (Class B, Series 3)	$1,082.32	$1,366.22	$1,042.12		$850.09	$790.06
Class B, Series 3 Units Outstanding	70.7534	70.7534	70.7534		120.2534	120

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The success of the Partnership is dependent upon the ability of its Advisor to generate trading profits through the speculative trading of Commodity Interests sufficient to produce capital payments after payment of all fees and expenses. Future results will depend in large part upon the Commodity Interests markets in general, the performance of its Advisors, the amount of additions and redemptions and changes in interest rates. Due to the highly leveraged nature of the Partnership’s trading activity, small price movements in Commodity Interests may result in substantial gains or losses to the Partnership. Because of the nature of these factors and their interaction, past performance is not indicative of future results. As a result, any recent increases in net realized or unrealized gains may have no bearing on any results that may be obtained in the future.

The Partnership incurs substantial charges from the payment of brokerage commissions to the General Partner, payment of management and incentive fees to the Advisors, payment of management fees to the General Partner and administrative expenses.

The Partnership is required to make substantial trading profits to avoid depleting and exhausting its assets from the payment of such fees and expenses. The markets in which the Commodity Interests trade are constantly changing in character and in degree of volatility. Although Willowbridge was the sole advisor trading on behalf of the Partnership since April 1991 through February 29, 2010, the General Partner continues to evaluate and analyze from both quantitative and qualitative perspectives the ability of each Advisor to trade effectively on the Partnership’s behalf in the context of the current market environment. The General Partner seeks to limit market and credit risks by monitoring daily income and margin levels. The General Partner also relies upon the risk management strategies inherent in the Advisors’ trading programs. In the future, the General Partner may utilize additional strategies or appoint additional advisors to trade on behalf of the Partnership.

As of December 31, 2009, the assets of the Partnership were allocated for trading in Commodity Interests entirely to the Willowbridge’s Primary Investment Program. The Primary Investment Program currently consists of the Argo and Vulcan computer-based, quantitative trading systems.  Effective March 1, 2010, the Partnership’s assets are traded pursuant to Willowbridge’s Primary Investment Program and QIM’s Global Program.

Class A Interests paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.29% of the net asset value of the Class A Interests as of the beginning of each month (a 3.5% annual rate) for the period, January 1, 2001 to July 31, 2002. Beginning August 1, 2002, the Class A Interests pay to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of the Class A Interests as of the beginning of each month (a 4.0% annual rate). Class B Interests pay to the General Partner commission of up to 6.0% annually of the net asset value of the Class B partners’ capital. The General Partner will pay up to 3.0% from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3% the brokerage fee with respect to such Class B limited partnership interests will be reduced accordingly. The General Partner pays from this amount all commission charges and fees with respect to the Partner’s trading in Commodity Interests. The flat-rate monthly commission is common among programs such as the Partnership. As of December 31, 2009, ADMIS and NUSA are the clearing brokers for the Partnership.

Results of Operations

Comparison of fiscal years ended December 31, 2009 and 2008

As of December 31, 2009, total partners’ capital (net asset value) of the Partnership was $65,390,262 compared to its net asset value of $83,612,915 at December 31, 2008. The Partnership’s 2009 subscriptions and redemptions totaled $13,319,300 and $13,707,656 respectively, compared to $11,828,975 and $11,022,420 respectively, in 2008.

For the year ended December 31, 2009, the Partnership had net realized and unrealized trading losses of $(11,841,786) and $244,969 in interest income. For that same period, the Partnership had expenses comprised of $3,880,558 in brokerage commissions including clearing and exchange fees, $0 in incentive fees, $1,595,158 in management fees, $241,949 in professional fees and $519,815 in accounting, administrative fees and other expenses. This resulted in the Partnership having a net loss of $(17,834,297) for 2009.

Interest income decreased to $244,969 from $1,567,450 in 2008 primarily due to declining interest rates through 2009. Brokerage commissions increased to $3,880,588 from $3,617,242 in 2008 primarily due to an increase in assets under management. Incentive fees decreased to $0 from $6,608,202 in 2008 due to the Partnership’s unprofitable trading in 2009. Management fees are charged as a percentage of the net assets and increased to $1,595,158 from $1,379,819 in 2008. Accounting, administrative fees and expenses increased to $519,815 from $393,267 in 2008 as a result of an increase in administrative and accounting fees and other expense.

The Partnership’s most profitable trades in 2009 were in the Australian Dollar, copper, gold and the Euro. The Partnership’s least profitable trades in 2009 were in the Euro, Japanese Yen, heating oil, US long-term fixed income markets, crude oil, the Swiss Franc, gasoline, coffee and UK fixed income markets.

In January 2009, the Partnership recorded a net loss of $2,149,279. The Partnership produced losses on its positions in Japanese Yen, US, Japanese and European fixed income markets and copper; the Partnership generated profits in the Euro currency, natural gas and silver. In February 2009, the Partnership recorded a net loss of $2,665,073.  Trading was unprofitable as the Partnership had losses in gasoline, the Euro, copper, crude oil and the Australian Dollar; the Partnership had gains in the Japanese Yen, silver, coffee, gold and natural gas. In March 2009, the Partnership recorded a net loss of $5,673,836.  The Partnership had losses in US fixed income markets, Swiss Franc, British Pound, gold, crude oil, the Euro and the soybean complex; the Partnership had gains in the Euro, Japanese Yen, Australian Dollar, and copper.

In April 2009, the Partnership was unprofitable. The Partnership had losses in the Swiss Franc, the Euro and the Japanese Yen, silver, UK and European fixed income markets and corn; there were gains in copper, the Australian Dollar, natural gas, soybeans and Japanese fixed income markets. The Partnership recorded a net loss of $3,070,421. In May 2009, the Partnership was very profitable. The Partnership had gains in RBOB gasoline, crude oil, silver, the British Pound, the Canadian Dollar, the Australian Dollar and soybeans; there were losses in natural gas, cocoa and European fixed income markets. The Partnership recorded net income of $11,124,045. In June 2009, the Partnership was unprofitable. The Partnership had losses in silver, the Swiss Franc, the Canadian Dollar, coffee and soybeans; there were gains in corn, Japanese fixed income markets and crude oil. The Partnership recorded a net loss of $3,490,489.

In July 2009, the Partnership was unprofitable. The Partnership had losses in the Swiss Franc, crude oil, the Euro, soybeans and US fixed income markets; the Partnership had gains in copper, the Canadian Dollar and natural gas. The Partnership recorded a net loss of $2,324,371. In August 2009, the Partnership was unprofitable. The Partnership had losses in the energy complex, the Euro, cocoa and the Swiss Franc; the Partnership had gains in sugar, copper and UK fixed income markets. The Partnership recorded a net loss of $2,598,371. In September 2009, the Partnership was unprofitable. The Partnership had losses in copper, the energy complex and sugar; the Partnership had gains in the Japanese Yen, silver, the Australian Dollar, the Swiss Franc and wheat. The Partnership recorded a net loss of $1,010,583.

In October 2009, the Partnership recorded a net loss of $2,769,820.  The Partnership had gains in gold, crude oil, gasoline and the Euro;  the Partnership had losses in sugar, Euro, Japanese Yen, natural gas, US and Japanese  soybean meal and the British Pound.  In November 2009, Partnership recorded a net gain of $4,188,771. The Partnership had gains in gold, silver, JPY, copper and short-term US fixed income markets; the Partnership had losses in coffee, crude oil, Japanese fixed income markets and soybeans.  In December 2009, the Partnership recorded a net loss of $7,394,873. The Partnership had gains in EUR and sugar; the Partnership had losses in gold, Euro, Japanese Yen, silver, heating oil, wheat and soybeans..

The net asset value per Class A Unit at December 31, 2009 decreased 19.97% from $10,018.16 at December 31, 2008 to $8,017.87 at December 31, 2009. The net asset value per Class B Unit, Series 1 at December 31, 2009 decreased 19.15% from $1,277.75 at December 31, 2008 to $1,033.11 at December 31, 2009. The net asset value per Class B Unit, Series 2 at December 31, 2009 decreased 21.58% from $1,102.98 at December 31, 2008 to $864.90 at December 31, 2009. The net asset value per Class B Unit, Series 3 at December 31, 2009 decreased 20.78% from $1,366.22 at December 31, 2008 to $1,082.32 at December 31, 2009.

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

The Partnership’s most profitable trades in 2008 were in heating oil, crude oil and natural gas; additional profits were generated in soybeans and soybean oil, Euro, Japanese Yen, Australian Dollar, British Pound and silver. The Partnership’s least profitable trades in 2008 were in the Canadian Dollar, copper, coffee and cotton.

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

In general, the Advisors will trade only those Commodity Interests that have sufficient liquidity to enable it to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Pursuant to such regulations, no trading may be executed on any given day at prices beyond daily limits. The price of a futures contract occasionally has moved the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating his position. While the occurrence of such an event may reduce or eliminate the liquidity of a particular market, it will not eliminate losses and may in fact substantially increase losses because of its inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Partnership is trading, whether such illiquidity is caused by any of the above reason or otherwise, the Partnership may be unable to liquidate its position prior to its expiration date, thereby requiring the Partnership to make or take delivery of the underlying interests of the commodity investment.

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

Contractual Obligations and Commercial Commitments

In the ordinary course of business, the Partnership enters into contracts with third parties, pursuant to which the third parties provide services to or on behalf of the Partnership. Purchase obligations represent executory contracts, which are either non-cancelable or cancelable with a penalty. At December 31, 2009, the Partnership’s purchase obligations and commitments primarily reflect management agreements.

(Dollar amounts in thousands)	2010 and thereafter (1)

Management Fees (General Partner) (2)	$654
Brokerage Commissions (2):
Class A	1,106
Class B, Series 1	100
Class B, Series 2	2,067
Class B, Series 3	4

Management Fees (Advisor) (2)	629

Total Commitments	$4,560

(1) Pursuant to the amended and restated limited partnership agreement of the Partnership, the Partnership shall end upon withdrawal, insolvency or dissolution of the General Partner or a decline of greater than fifty percent of the net assets of the Partnership as defined in the Agreement, or the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued. The amounts represent per year commitments for 2010 and thereafter.

(2) Estimated fees based on net assets of the Partnership or the respective class/series of units as of December 31, 2009. Class A Interests pay an annual brokerage commission of 4.0% of net asset value. Class B Interests pay an annual brokerage commission of up to 6.0% of net asset value.

Summary of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the Partnership’s financial statements. The Partnership’s significant accounting policies are described in detail in Note 2 of the Notes to Financial Statements.

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

The Partnership’s total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership’s existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of December 31, 2009, by market sector:

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

Commodity: The Partnership’s primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of December 31, 2009, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used December 31, 2009 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership’s market risk exposures (interest rate, currency rate, and commodity price) instruments.

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

The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of December 31, 2009.

The potential loss in earnings for each market risk exposure as of December 31, 2009 was:

Currency exchange rate risk	$477,546

Commodity price risk	$1,185,264

Interest rate risk	$495,269

ITEM 8. Financial Statements and Supplementary Data

The Partnership’s financial statements, together with the report of the independent registered public accounting firm thereon, appear on pages F-1 through F-15 hereof.

Selected unaudited quarterly financial data for the years ended December 31, 2009 and 2008 are summarized below:

2009:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net investment loss	(1,596,692)	(1,460,718)	(1,503,565)	(1,431,537)
Total trading profits (losses)	(8,891,496)	6,023,853	(4,429,760)	(4,544,383)
Net income/ (loss)	(10,488,187)	4,563,135	(5,933,325)	(5,975,920)
Net income (loss) per Unit
Class A	(1,168.85)	561.67	(690.05)	(703.07)
Class B, Series 1	(146.13)	74.78	(85.59)	(87.70)
Class B, Series 2	(133.76)	56.46	(80.07)	(80.71)
Class B, Series 3	(162.54)	73.25	(96.66)	(97.95)

2008:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net investment loss	(2,192,646)	(3,479,420)	(2,301,147)	(2,732,413)
Total trading profits (losses)	6,180,530	11,115,109	6,343,780	6,890,211
Net income/ (loss)	3,987,884	7,636,286	4,042,632	4,157,798
Net income (loss) per Unit
Class A	489.12	917.06	517.06	527.79
Class B, Series 1	64.27	118.86	68.59	70.28
Class B, Series 2	50.48	97.63	52.3	52.96
Class B, Series 3	64.64	123.01	67.66	68.79

                There were no extraordinary, unusual or infrequently occurring items recognized in any quarter reported above, and the Partnership has not disposed of any segments of its business.  There have been no year-end adjustments that are material to the results of any fiscal quarter reported here.
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

Based upon that evaluation, the General Partner has concluded that the Partnership’s disclosure controls and procedures were effective in timely alerting the General Partner to material information related to the Partnership that is required to be included in the Partnership’s periodic filings with the SEC.

There were no changes in the Partnership’s internal controls during the fourth quarter of 2009 that have materially affected or are reasonably likely to affect the Partnership’s internal control over financial reporting.

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

Management of the General Partner assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009. Based upon that evaluation, the General Partner has concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2009.  In making this assessment, management of the General Partner used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management’s annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors and Executive Officers

The Partnership has no directors or officers. The General Partner manages and conducts the business of the Partnership. The General Partner was incorporated as a Delaware corporation incorporated in January 1990, is and has been registered with the CFTC as a CPO since August 8, 1995; as a CTA since January 12, 1990, and as an introducing broker since May 8, 1995. The General Partner is a member of the NFA.

Robert L. Lerner, age 53, is the principal of the General Partner. Mr. Lerner has been a shareholder, director and president of the General Partner since he formed the General Partner on January 4, 1990. Mr. Lerner was the sole general partner and CPO of the Partnership since its inception until November 1995, at which time he transferred and assigned his general partnership interest to the General Partner, and had been individually registered with the CFTC as a CPO and a CTA since October 1984. Mr. Lerner is currently registered as a principal and an associated person of the General Partner. Mr. Lerner had been a sole proprietor providing consulting and marketing services to CTAs from January 1992 to January 1996, at which time he transferred his operations to the General Partner which continues to provide such services. From January 2003 through September 30, 2005, Mr. Lerner was president of WoodAllen Capital Management, LLC, an investment management firm. From 2001 until forming WoodAllen Capital, Mr. Lerner was the president of Partners Capital Investment Group, LLC, an international investment advisory firm he co-founded. From May 1988 until January 1992, Mr. Lerner was senior vice president and director of Mount Lucas Management Corporation, an investment advisory firm he co-founded which specializes in futures investment programs for institutional investors. From July 1985 to May 1988, Mr. Lerner was employed by Commodities Corporation (U.S.A.) N.V., a leading commodity trading advisory firm, that is now a unit of Goldman Sachs Asset Management. Mr. Lerner also has practiced commodities and securities law. Mr. Lerner has a J.D. degree from Boston University Law School and a B.A. degree from Cornell University.

The General Partner has selected Willowbridge and QIM as the trading advisors for the Partnership.

Willowbridge

The trading principals of Willowbridge are Philip L. Yang, Michael Y. Gan, and James A. Datri.

Philip L. Yang, age 51, has been the sole shareholder, Director and President of Willowbridge since September 1, 1992, and he also held those positions from the time he formed Willowbridge in January 1988 through September 1989.  He has been a principal and an associated person of Willowbridge since November 1992. He was individually registered pursuant to the CE Act as a CPO in February 1988 and as a CTA in August 1986, with a re-registration in September 1987, and was approved as a member of the NFA in December 1986.  He has been a principal and an associated person of Union Spring since March 1996. He has been a principal and an associated person of Doublewood since November 1992.  He has been a principal and an associated person of Limerick Financial Corporation (“Limerick”), a commodity trading advisor, since March 1998.  From July 1983 through August 1988 and from October 1989 through August 1992, Mr. Yang was a Senior Vice President at Caxton Corporation, now Caxton Associates, L.L.C. (“Caxton”), a commodity trading advisory firm, serving initially as Director of Research, where his research concentration was in the development and application of computerized trading models for a broad range of financial markets, and later as Director of Commodity Trading.  Mr. Yang obtained a bachelor’s degree with honors from the University of California at Berkeley, where he was inducted into Phi Beta Kappa.  He received his master’s degree from the Wharton School of the University of Pennsylvania.  He co-authored with Richard G. Faux, Jr. “Managed Futures:  The Convergence with Hedge Funds,” a chapter in Evaluating and Implementing Hedge Fund Strategies, a book published in 1999 by Euromoney Publications.

Michael Y. Gan, age 51, has been the Executive Vice President of Willowbridge since September 1, 1992.  He has been a principal of Willowbridge since November 1989 and has been an associated person of Willowbridge since December 1989.  He was individually registered pursuant to the CE Act as a CPO and CTA and was approved as a member of the NFA in January 1990.   He has been a principal and an associated person of Union Spring since March 1996.  He has been a principal of Doublewood since November 1995 and has been an associated person of Doublewood since November 1996. Mr. Gan was the sole shareholder, Director and President of Willowbridge from October 1989 through August 1992.  From July 1983 to October 1989, he worked in the foreign exchange trading group at Marine Midland Bank, a bank in New York.  In this capacity, Mr. Gan was responsible for research into technical analysis, as well as proprietary trading for the firm in both currency futures and options and was promoted to Assistant Vice President.  Mr. Gan graduated summa cum laude from the University of the Philippines with a B.S. in Chemical Engineering and subsequently graduated with honors from the Wharton School of the University of Pennsylvania with a M.B.A. in Finance.

Richard G. Faux, Jr., age72, has been Executive Director of Willowbridge since April 1995.  He has been a principal and an associated person of Willowbridge since February 1996.  He is Executive Director of Doublewood and has been a principal of Doublewood since July 2000 and an associated person of Doublewood since March 1996. He is President and a director of Union Spring and has been a principal and an associated person of Union Spring since March 1996.  Mr. Faux oversees administration at Willowbridge and performs similar duties for Doublewood and Union Spring.  Since March 16, 1995, Mr. Faux has been president of GTR Capital Corporation, a consulting firm.  Mr. Faux co-founded MC Baldwin Financial Company (formerly known as Baldwin Financial Corporation and together with its affiliated companies, Baldwin Funds and Baldwin Investment Corporation, “MC Baldwin”) in April 1989 and served as its Co-Chief Executive Officer sharing the oversight of the operations of the company until April 1995, at which time MC Baldwin was an international trading manager which developed futures funds for its partner, Mitsubishi Corporation, and other institutional clients.  Prior to forming MC Baldwin, Mr. Faux was President and a responsible party of Merrill Lynch Options/Futures Management Inc., a futures fund subsidiary of Merrill Lynch Pierce Fenner & Smith, from December 1984 to April 1989.  From October 1986 until October 1989, Mr. Faux was a principal and associated person of Merrill Lynch Alternative Investments LLC, an asset management company.  Before Mr. Faux’s joining Merrill Lynch in 1984, it had raised only $13 million in futures funds.  When he left, the company had raised $930 million, including one of the first multi-advisor futures funds.  Previously, he spent four years, from January 1981 through December 1984, at Thomson McKinnon Securities, Inc., a futures commission merchant, where he helped develop futures funds, including one of the first financial futures funds.  From August 1977 through January 1981, Mr. Faux was self-employed acting as advisor on financial projects and developing expertise in financial futures.  Earlier, Mr. Faux spent ten years from August 1967 through August 1977 as Vice President of the investment management and institutional sales departments at Kuhn Loeb & Co., an investment bank.  He is a graduate of Brown University and the Columbia University Graduate School of Business.

James J. O’Donnell, age 59, is Senior Vice President of Willowbridge and has been a principal of Willowbridge since November 1996.  He is also Managing Director of Doublewood and has been a principal of Doublewood since July 2000. He is Managing Director of Union Spring and has been a principal of Union Spring since July 2000.  Mr. O’Donnell oversees Willowbridge’s computer and information needs, including trading information systems, accounting information systems, automating certain operational and compliance activities and support for ongoing research of new computerized trading systems and effectiveness testing of existing trading systems.  Mr. O’Donnell has been employed by Willowbridge since September 1, 1992.  From June 1987 through August 1992, Mr. O’Donnell was Manager of Computer Information Systems at Caxton.  From April 1979 through May 1987, Mr. O’Donnell was manager of Research Information Systems at Commodities Corporation, a commodity pool operator and commodities trading advisor.  Prior to that, he was employed by Penn Mutual Life Insurance Company, a mutual life insurance company, from September 1973 through March 1979 as Senior Programmer Analyst.  He is a graduate of LaSalle University with a B.A. in mathematics.

Steven R. Crane, age 42, is Senior Vice President, Secretary and Controller of Willowbridge.  He has been a principal of Willowbridge since October 1996.  He is also Secretary of Doublewood and has been a principal of Doublewood since July 2000.  He is Secretary, Managing Director and director of Union Spring and has been a principal of Union Spring since July 2000.  He is Vice President, Secretary, Treasurer, and director of Limerick and has been a principal of Limerick since July 2000.  He oversees accounting, financial reporting and operations at Willowbridge.  Mr. Crane has been employed by Willowbridge since April 1993.  Prior to that, he was employed by Caxton from April 1992 to April 1993 as a Senior Accountant.  From September 1989 through April 1992, Mr. Crane worked as a Senior Auditor for Deloitte & Touche LLP, an accounting firm.  Mr. Crane is a Certified Public Accountant and a member of the AICPA.  He graduated magna cum laude from North Carolina State University with a B.A. in accounting.

James A. Datri, age 46, is Vice President of Willowbridge.  He has been a principal of Willowbridge since August 2007 and has been an associated person of Willowbridge since April 1997. Mr. Datri is currently responsible for overseeing trading activities for Willowbridge’s technical trading systems.   He has been employed by Willowbridge since February 1995, holding various positions and handling a wide range of responsibilities in operations and trading during that time.  Prior to joining Willowbridge, Mr. Datri worked at Caxton Associates, LLC from April 1988 through January 1995 as a trading assistant, providing support and research for various traders.  Previously, he spent three years, from May 1985 through April 1988, at Merrill Lynch, a financial services company, in an operations capacity.  Mr. Datri is a graduate of Monmouth College with a B.S. in finance.

Edward T. Dunne, age 66, is Managing Director of Willowbridge.  He has been a principal of Willowbridge since July 2000.  He is also Managing Director of Doublewood and has been a principal of Doublewood since July 2000.  Mr. Dunne is Managing Director and director of Union Spring and has been a principal of Union Spring since March 1996 and has been an associated person of Union Spring since September 2000.  From March 1992 to February 1998, Mr. Dunne was a shareholder and managing director of Nordek Associates, Inc., a commodity pool operator and commodity trading advisory firm.  Mr. Dunne was a director of Star Asset Management Limited, a Bermuda money management company, from August 1995 to January 1998, and again from July 2001 through December 2008.  In addition, from November 1993 to May 1994, Mr. Dunne was a managing director for the Alpha Global Proprietary Trading Division of Alpha Investment Management, Inc., an investment management firm.  From September 1987 to December 1993, he was a managing director of UBS Securities LLC, a broker dealer.  From July 1986 to August 1987, he served as an executive vice president and director of capital markets of Mosely Securities Corporation, an investment bank and broker dealer.  After receiving his degree from Norwich University and a commission as an officer in the U.S. Army, Mr. Dunne continued his education at New York University’s Graduate School of Public Administration.  Mr. Dunne also attended the New England School of Law.  In addition, Mr. Dunne has attended the Securities Industry Institute at the University of Pennsylvania’s Wharton School of Business.

Virginia M. Loebel, age 49, is Managing Director at Willowbridge, Doublewood and Union Spring and has been a principal of each firm since September 2000.  Prior to a deferred start date at Willowbridge, Ms. Loebel was employed by Union Bank of Switzerland, a bank, from August 1992 to April 1999 with credit and relationship management responsibility for major U.S. investment banks.  Her last position with Union Bank of Switzerland was as Managing Director in charge of domestic managed funds and investment bank credit relationships with total credit facilities in excess of $20 billion.  From August 1985 to August 1992, Ms. Loebel was a Vice President at Citibank, a bank, in Investment Banking and Managed Funds.  Ms. Loebel completed the credit training program at Bankers Trust Company, a bank, where she was employed from February 1983 to August 1985.  Ms. Loebel graduated cum laude from Villanova University with a B.S. in Finance and Economics.

Janice A. Kioko, age 45, is General Counsel, Chief Compliance Officer, and has been a principal of Willowbridge since September 2005.  Ms. Kioko also serves as General Counsel and Chief Compliance Officer of Doublewood and Union Spring and has been a principal of each firm since September 2005.  Prior to joining Willowbridge, Ms. Kioko was Vice President and Assistant General Counsel at Goldman Sachs Asset Management, an asset management company, and affiliate Commodities Corporation LLC, later known as Goldman Sachs Hedge Fund Strategies LLC, a registered CTA and CPO, where she was dedicated to hedge funds from July 1999 to August 2005.  From September 1998 to July 1999, she worked at Cahill Gordon & Reindel, a law firm, as an associate.  Ms. Kioko was employed as an associate by Morgan Stanley Asset Management, an asset management company, and Morgan Stanley & Co., an affiliated financial services firm, from July 1991 to January 1998, and as a credit analyst by Smith Barney, Harris Upham & Co., a financial services firm, from August 1988 to January 1991.  Ms. Kioko has a J.D. from Fordham University Law School, where she attended classes at night except for a period of full -time study from January 1998 through September 1998.  She has an M.B.A. in Finance from Fordham Graduate School of Business Administration where she also attended classes at night except for a period of full -time study from January 1991 through June 1991 and a B.A. in Economics from Columbia University.

QIM

The trading principals of QIM are Jaffray Woodrif, Michael Geismar and Greyson Williams.

Jaffray Woodriff.  Mr. Woodriff, age 40, has 20 years experience trading financial markets using proprietary quantitative models that he has developed. In 2003, Mr. Woodriff co-founded QIM to offer the Global Program to outside clients. He guides all aspects of QIM’s business and is chiefly responsible for the constant innovation and improvement of the models and techniques that underlie QIM’s predictions, trading, and risk management. Mr. Woodriff graduated from the University of Virginia with a BS in Business in 1991. Mr. Woodriff formed QIM in May 2003, has been registered with the CFTC as an associated person and listed as a principal since January 16, 2004 and January 13, 2004, respectively.

Michael Geismar.  Mr. Geismar, age 39, co-founded QIM in April 2003 with Mr. Woodriff after 18 months of successfully trading their proprietary accounts. As the head of trading for QIM, he implements the firm’s investment models and oversees its portfolio management. Mr. Geismar also manages investor relations and QIM’s general business affairs. Mr. Geismar graduated from the University of Virginia in 1994 with a BA in Mathematics and a minor in Statistics. Mr. Geismar formed QIM with Mr. Woodriff in May 2003, has been registered with the CFTC and listed as a principal since January 16, 2004 and as an associated person since November 28, 2005.

Greyson Williams.  Mr. Williams, age 36, co-founded QIM in April 2003 after working with Mr. Woodriff and Mr. Geismar as a consultant beginning December 2002. He serves as an analyst, assists in statistical analysis and the development of predictive and risk models, and manages the internal databases and in-house software development. Mr. Williams graduated from the University of Virginia in 1995 with a BA in English and a minor in Art History. Mr. Williams formed QIM in May 2003, has been registered with the CFTC and listed as a principal since January 16, 2004 and as an associated person since November 28, 2005.

Ryan Vaughan.  Mr. Vaughan, age 39, has spent the last ten years working in financial and corporate management. Mr. Vaughan joined QIM in September 2005 and became Chief Financial Officer and Chief Compliance Officer in January 2006.  In the fall of 2002, Mr. Vaughan began providing investment consulting services as a registered investment advisor to retail clients, including work for the following financial institutions: UBS Financial Services (September 2002 through February 2004), Blue Ridge Financial Planning Services (February 2004 through September 2005) and under a sole proprietorship Registered Investment Advisory (“RIA”) practice (September 2005 through present). Mr. Vaughan does not manage futures investments for his RIA clients and there is no overlap between his RIA clients and QIM’s clients. Mr. Vaughan spends approximately 5% of his time on his RIA practice.  Mr. Vaughan graduated from the University of Virginia in 1993 with a BS in Commerce, concentrating in Management Information Systems. Mr. Vaughan graduated from the University of Georgia in 1995 with an MBA with concentrations in economics and finance. Mr. Vaughan earned the Chartered Financial Analyst (CFA) designation in 2003. Mr. Vaughan has been registered with the CFTC as an associated person and listed as a principal of QIM since June 8, 2006 and October 31, 2006, respectively.

Paul McKee.  Mr. McKee, age 41, joined QIM in January 2005 and became Chief Technology Officer in March 2009. His responsibilities include managing developers and other technical staff, developing QIM’s broad technical strategy and assisting with maintenance and development of predictive code. Before coming to QIM, Mr. McKee was a research physicist at the University of Virginia for four years from September 2000 through October 2004. His research was primarily conducted at Department of Energy particle accelerator facilities in Newport News, Virginia, and Stanford University, California. From November 2004 through December 2004, Mr. McKee was between employment positions. Mr. McKee graduated from Georgetown University in 1990 with a B.S. in Physics and a minor in Computer Science, from the University of Virginia in 1995 with an M.A. in Physics, and from the University of Virginia in 2000 with a Ph.D. in Nuclear Physics. Mr. McKee has been registered with the CFTC as an associated person and listed as a principal of QIM since February 17, 2009 and March 3, 2009, respectively.

Code of Ethics

The Partnership does not have any officers; therefore, it has not adopted a code of ethics applicable to the Partnership’s principal executive officer principal financial officer, principal accounting officer and persons performing similar functions. The General Partner is primarily responsible for the day to day administrative and operational aspects of the Partnership’s business. The General Partner has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions and a copy of such code is included in Exhibit 14.01 to the Partnership’s Form 10-K for the fiscal year ending December 31, 2004 and is herein incorporated by reference.

ITEM 11. Executive Compensation

The Partnership has no directors or executive officers. The General Partner manages and conducts the business of the Partnership. The General Partner receives management and other fees from the Partnership. See “Business -- Fees and Expenses.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2009, approximately 46,461.0757 Partnership Units were held by 864 Limited Partners and the General Partner. As of December 31, 2008 no person known to the Partnership beneficially owned more than 5% of the outstanding Partnership Units.

The Partnership has no directors or officers. The General Partner manages and conducts the business of the Partnership. As of December 31, 2009, the General Partner owned $936,983 of general partner interests in the Company, or  116.8617 Partnership Units, representing approximately 1.43% of the total outstanding Partnership Capital, and also beneficially owned 9.765 Limited Partnership Units. The General Partner is owned entirely by Robert L. Lerner and trusts for the benefit of him and his family.

ITEM 13. Certain Relationships and Related Transactions

The General Partner manages and conducts the business of the Partnership. To compensate the General Partner for its management of the Partnership, its monitoring of the Advisor’s portfolio and its assumption of the financial burden of operating the Partnership, the General Partner receives management and other fees from the Partnership. See “Business - Fees and Expenses.” For the years ended December 31, 2009, 2008, and 2007, the General Partner received a management fee from the Partnership pursuant to the Partnership Agreement in the amounts of  $836,129, $629,818 and $580,439,  respectively. For the years ended December 31, 2009, 2008 and 2007, the General Partner received administrative charges from the Limited Partners pursuant to the Partnership Agreement in the amount of  $3,743, $7,179 and $3,952, respectively. This is a one-time, one percent of capital administrative charge for partners on their contribution. The General Partner waives this charge for limited partners who are affiliates of the General Partner. For the years ended December 31, 2009, 2008 and 2007, the General Partner received net brokerage commissions of  $3,329,790, $3,131,741 and $2,290,347,  respectively from the Partnership. Net brokerage commissions represent the gross brokerage commissions of 4.0% annually of the net asset value of the Class A Interests and 3.0% up to 6.0% annually of the Class B Interests equal to the following percentages:  Series 1-3%, Series 2-6% and Series 3-5% and from these amounts, the General Partner paid for 1) actual trading commissions incurred by the Partnership and 2) 3% to properly registered selling agents as their ongoing compensation for servicing Class B limited partners. One individual who is associated with the CTA is also a limited partner of the fund. At December 31, 2009, 2008 and 2007 the individual’s outstanding partnership interest was $175,992, $211,929 and $157,236, respectively.

ITEM 14. Principal Accountant Fees and Services

Fees Incurred by the Partnership for services provided by Deloitte & Touche LLP and its affiliates.

The following table shows the fees (in thousands) paid or accrued by the Partnership for the audit and other services provided by Deloitte & Touche LLP and its affiliates for 2009 and 2008

	2009	2008
Audit Fees (1)	$158.5	$133.5
Audit-Related Fees	-	-
Tax Fees (2)	-	52.5
All Other Fees	-	-
	$158.5	$186

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

(2) For 2009 and 2008, respectively, tax fees principally included tax compliance fees.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

Documents Filed as a Part of This Report.

1.   See the Table of Contents to Financial Statements on page F-2, which is incorporated herein by reference.

2.   See the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RFMC Tactical Advisors, LP has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RFMC TACTICAL ADVISORS, LP
By: Ruvane Fund Management Corporation
Its: General Partner

By: /s/ Robert L. Lerner
Robert L. Lerner, President, Principal Executive Officer and
Principal Financial Officer
Date: March 31, 2010

INDEX TO EXHIBITS

Exhibit	Number Item Description
3.1	Certificate of Limited Partnership for The Willowbridge Fund L.P., dated January 16, 1986 (Filed as Exhibit 3.1 to the Partnership’s Form 10 and incorporated by reference herein.)
3.2	Form of Amended and Restated Limited Partnership Agreement for the Partnership (Filed as Exhibit 3.2 to the Partnership’s Form 10, and incorporated by reference herein.)
3.3	Form of Fourth Amendment to Amended and Restated Limited Partnership Agreement for the Partnership
10.1	Trading Advisor Agreement between the General Partner and Willowbridge, dated April 1, 1991 (Filed as Exhibit 10.1 to the Partnership’s Form 10, and incorporated by reference herein.)
10.2	Commodity Trading Advisory Agreement between the Partnership and QIM dated February 19, 2010
14.1	General Partner Code of Ethics (Filed as Exhibit 14.1 to the Partnershp's Form 10-K for the fiscal year ending December 31, 2005 and incorporated by reference herein)
31.1	Rule 13a-14(a)/13d-14(a) Certifications
32.1	Section 1350 Certification

RFMC TACTICAL ADVISORS FUND, L.P.

FINANCIAL STATEMENTS

As of December 31, 2009 and 2008 and
for the Years Ended December 31, 2009, 2008 and 2007

RFMC TACTICAL ADVISORS  FUND, L.P.

______________________

TABLE OF CONTENTS
______________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of RFMC Tactical Advisors Fund, L.P.:

We have audited the accompanying statements of financial condition of RFMC Tactical Advisors Fund, L.P. (formerly RFMC Willowbridge Fund, L.P.) (the “Partnership”), including the condensed schedules of investments, as of December 31, 2009 and 2008, and the related statements of income (loss) and changes in partners’ capital (net asset value) for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the General Partner . Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RFMC Tactical Advisors Fund, L.P. as of December 31, 2009 and 2008, and the results of its operations and changes in its partners’ capital (net asset value) for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Princeton, NJ

March 31, 2010

RFMC TACTICAL ADVISORS FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
As of December 31, 2009 and 2008
_______________

	2009	2008
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS:
Due from brokers (including margin deposits of $4,650,422 for 2009 and $7,174,146 for 2008)	$6,528,616	$15,776,688
Net unrealized gains on open positions	1,954,440	1,855,939
	8,483,056	17,632,627

CASH AND CASH EQUIVALENTS	57,806,331	71,244,781
DUE FROM GENERAL PARTNER	55,153	22,837
TOTAL ASSETS	$66,344,540	$88,900,245
LIABILITIES AND PARTNERS’ CAPITAL LIABILITIES:
Prepaid subscriptions	$100,000	$2,244,600
Redemptions payable	460,726	1,161,160
Other accrued expenses	220,025	295,351
Accrued management fees	173,527	200,286
Accrued incentive fees	0	1,385,933
TOTAL LIABILITIES	954,278	5,287,330
PARTNERS’ CAPITAL
Limited partners – Class A (3,328.8303 and 3,484.3295 fully redeemable units at December 31, 2009 and 2008, respectively)	26,690,125	34,906,553
Limited partners – Class B (43,015.3837 and 42,617.9896 fully redeemable units at December 31, 2009 and 2008, respectively)	37,763,154	47,577,754
General partner – Class A (116.8617 and 112.6562 fully redeemable units at December 31, 2009 and 2008, respectively)	936,983	1,128,608
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	65,390,262	83,612,915
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$66,344,540	$88,900,245
NET ASSET VALUE PER UNIT –
Class A (based on Partners’ Capital of $27,627,108 and $36,035,161 and 3,445.6920 and 3,596.9857 fully redeemable units outstanding)	$8,017.87	$10,018.16
Class B Series 1 – (based on Partners’ Capital of $3,339,684 and $4,038,256 and 3,232.6375 and 3,160.4326 fully redeemable units outstanding)	$1,033.11	$1,277.75
Class B Series 2 – (based on Partners’ Capital of $34,346,892 and $43,442,833 and 39,711.9928 and 39,386.8036 fully redeemable units outstanding)	$864.90	$1,102.98
Class B Series 3 – (based on Partners’ Capital of $76,578 and $96,665 and 70.7534 and 70.7534 fully redeemable units outstanding)	$1,082.32	$1,366.22
See Notes to Financial Statements

RFMC TACTICAL ADVISORS FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS
As of December 31, 2009
_______________

LONG FUTURES CONTRACTS
Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	% of Partners’ Capital*
Currencies	$35,980	0.055%
Energy	74,638	0.114%
Grains	83,277	0.127%
Interest rates	(18,706)	(0.028)%
Livestock	14,180	0.022%
Metals	(309,693)	(0.474)%
Tropical products	367,691	0.562%
Total long futures contracts	$247,367	0.378%
SHORT FUTURES CONTRACTS
Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	% of Partners’ Capital*
Currencies	$1,275,519	1.951%
Interest rates	416,704	0.637%
Tropical products	14,850	0.023%
Total short futures contracts	$1,707,073	2.611%
Total futures contracts	$1,954,440	2.989%
________
*    No single contract’s value exceeds 5% of partners’ capital.

See Notes to Financial Statements

RFMC TACTICAL ADVISORS FUND, L.P.
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
As of December 31, 2008
_______________

LONG FUTURES CONTRACTS
	Unrealized Gain (Loss), Net	% of Partners’ Capital*
Commodity Futures Industry Sector
Currencies	$174,405	0.209%
Energy	(23,300)	(0.028)%
Grains	266,193	0.318%
Interest rates	1,469,196	1.757%
Metals	126,965	0.152%
Tropical products	36,300	0.043%
Total long futures contracts	$2,049,759	2.451%

SHORT FUTURES CONTRACTS
	Unrealized Gain (Loss), Net	% of Partners’ Capital*
Commodity Futures Industry Sector
Energy	$18,580	0.022%
Metals	(188,475)	(0.225)%
Tropical products	(23,925)	(0.029)%
Total short futures contracts	$(193,820)	(0.232)%
Total futures contracts	$1,855,939	2.219%
________
*     No single contract’s value exceeds 5% of partners’ capital.

See Notes to Financial Statements

RFMC TACTICAL ADVISORS FUND, L.P.
STATEMENTS OF INCOME (LOSS)
For the Years Ended December 31, 2009, 2008 and 2007
_______________

	2009	2008	2007
NET INVESTMENT INCOME (LOSS)
Income:
Interest income	$244,969	$1,567,450	$2,578,523
Expenses:
Brokerage commissions	3,880,558	3,617,242	2,891,340
Incentive fees	0	6,608,202	720,556
Management fees	1,595,158	1,379,819	1,184,541
Professional fees	241,949	274,546	214,850
Accounting, administrative fees and other expenses	519,815	393,267	368,850
Total expenses	6,237,480	12,273,076	5,380,137
Net investment loss	(5,992,511)	(10,705,626)	(2,801,614)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures:
Net realized gains (losses) on closed positions	(11,940,287)	30,656,057	16,634,080
Change in net unrealized gains (losses) on open positions	98,501	(125,827)	(1,170,954)
Total trading profits (losses)	(11,841,786)	30,530,230	15,463,126
NET INCOME (LOSS)	$(17,834,297)	$19,824,604	$12,661,512
NET INCOME (LOSS) PER UNIT
Class A	$(2,002.29)	$2,462.90	$1,443.17
Class B – Series 1	$(252.81)	$319.22	$191.02
Class B – Series 2	$(241.77)	$251.41	$143.11
Class B – Series 3	$(283.90)	$324.11	$149.40

See Notes to Financial Statements

RFMC TACTICAL ADVISORS FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Years Ended December 31, 2009, 2008 and 2007
_______________

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Class A
PARTNERS’ CAPITAL,
DECEMBER 31, 2006	139.6025	$853,304	4,648.9724	$28,416,300	$29,269,604
Subscriptions	1.3445	8,446	403.4325	2,450,407	2,458,853
Redemptions	(30.9231)	(200,000)	(1,037.3432)	(7,135,389)	(7,335,389)
Transfers	-	-	(4.2373)	(24,118)	(24,118)
Net income	-	170,817	-	6,643,278	6,814,095
PARTNERS’ CAPITAL,
DECEMBER 31, 2007	110.0239	832,567	4,010.8244	30,350,478	31,183,045
Subscriptions	2.6323	23,635	345.8006	3,108,374	3,132,009
Redemptions	-	-	(872.2955)	(7,732,707)	(7,732,707)
Net income	-	272,406	-	9,180,408	9,452,814
PARTNERS’ CAPITAL,
DECEMBER 31, 2008	112.6562	1,128,608	3,484.3295	34,906,553	36,035,161
Subscriptions	4.2055	38,551	456.6832	4,251,335	4,289,886
Redemptions	-	-	(612.1824)	(5,507,837)	(5,507,837)
Net (loss)	-	(230,176)	-	(6,959,926)	(7,190,102)
PARTNERS’ CAPITAL,
DECEMBER 31, 2009	116.8617	$936,983	3,328.8303	$26,690,125	$27,627,108

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B
PARTNERS’ CAPITAL,
DECEMBER 31, 2006	2,871.3178	$2,194,998	37,829.1688	$26,477,077	120.2534	$102,226	$28,774,301
Subscriptions	403.6256	315,000	3,389.7234	2,400,000	-	-	2,715,000
Redemptions	(214.7167)	(164,833)	(7,358.6034)	(5,356,996)	(49.5000)	(40,296)	(5,562,125)
Transfers	33.7937	24,118	-	-	-	-	24,118
Net income	-	587,816	-	5,247,798	-	11,803	5,847,417
PARTNERS’ CAPITAL,
DECEMBER 31, 2007	3,094.0204	2,957,099	33,860.2888	28,767,879	70.7534	73,733	31,798,711
Subscriptions	359.7202	447,451	8,432.3128	8,249,515	-	-	8,696,966
Redemptions	(293.3080)	(318,000)	(2,905.7980)	(2,971,713)	-	-	(3,289,713)
Net income	-	951,706	-	9,397,152	-	22,932	10,371,790
PARTNERS’ CAPITAL,
DECEMBER 31, 2008	3,160.4326	4,038,256	39,386.8036	43,442,833	70.7534	96,665	47,577,754
Subscriptions	738.4154	871,335	7,862.3246	8,158,079	-	-	9,029,414
Redemptions	(666.2105)	(750,726)	(7,537.1354)	(7,449,093)	-	-	(8,199,819)
Net (loss)	-	(819,181)	-	(9,804,927)	-	(20,087)	(10,644,195)
PARTNERS’ CAPITAL,
DECEMBER 31, 2009	3,232.6375	$3,339,684	39,711.9928	$34,346,892	70.7534	$76,578	$37,763,154

See Notes to Financial Statements

RFMC TACTICAL ADVISORS FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007
_______________

1.           PARTNERSHIP ORGANIZATION

RFMC Tactical Advisors Fund, L.P. (formerly, RFMC Willowbridge Fund, L.P.), (the “Partnership”), a Delaware limited partnership, was organized on January 24, 1986.  The Partnership may engage in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts, and forward contracts.

Ruvane Fund Management Corporation is the general partner of the Partnership (the “General Partner”) and is registered as a Commodity Pool Operator and an Introducing Broker with the Commodity Futures Trading Commission.  The General Partner is required by the Limited Partnership Agreement, as amended and restated (the “Agreement”), to maintain $1,000 in the Partnership.

In accordance with the amendment to Section 5 of the Agreement, effective January 16, 2003, the Partnership offers separate classes of limited partnership interests, whereby interests which were issued prior to January 16, 2003 by the Partnership will be designated as Class A interests.  The Partnership also offers Class B limited partnership interests through a private offering pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended.  The Partnership will offer the Class B interests up to an aggregate of $100,000,000; provided that the General Partner may increase the amount of interests that will be offered in increments of $10,000,000 after notice to the limited partners.  Commissions for the Class B interests will differ from those of the Class A interests, but in all other respects the Class A interests and the Class B interests will be identical.  The Class A interests and Class B interests will also be traded pursuant to the same trading program.

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

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) implemented the FASB Accounting Standards Codification™ (“ASC” or “the Codification”) as the single source of U.S. generally accepted accounting principles (“U.S. GAAP”) for interim and annual periods ending after September 15, 2009.  The Codification did not change U.S. GAAP, but combines all authoritative standards into a comprehensive, topically organized database.  With the Codification, FASB also established one level of authoritative GAAP, other than guidance issued by the SEC.  All other accounting literature excluded from the Codification is considered non-authoritative.

The Partnership has elected not to provide a statement of cash flows as permitted under ASC Topic 230, Statement of Cash Flows (standards formerly established under FASB Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

B.           Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired. Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurements and Disclosures (standards formerly established under FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements or “FAS No. 157”). At December 31, 2009 and 2008, the Partnership had investments in money market mutual funds of $55,446,370 and $66,112,178, respectively.  Interest received on cash deposits and dividends received from money market funds are incuded as interests income and recognized on an accrual basis.

C.           Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers at December 31, 2009 and 2008 consisted of cash on deposit with the brokers of $6,528,616 and $15,776,688, respectively.  The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

D.           Investments in Commodity Futures Contracts

Investments in commodity futures contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period, based on quoted market prices.  Accordingly, such contracts are classified as Level 1 fair value estimates under the fair value hierarchy as described within ASC Topic 820.  Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis.  Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized gains (losses) on closed positions” in the Statements of Income (Loss).

As each broker has the individual right of offset, the Partnership presents the aggregate net unrealized gains with such brokers as “Net unrealized gains on open positions” and the aggregate net unrealized (losses) with such brokers as “Net unrealized (losses) on open positions” in the Statement of Financial Condition.  The net unrealized gains on open positions from one broker are not offset against net unrealized (losses) on open positions from another broker in the Statements of Financial Condition.  The unrealized gains or losses on open contracts is the difference between contract trade price and quoted market price.

Any change in unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss) under the caption “Change in net unrealized gains (losses) on open positions.”

E.            Brokerage Commissions

The Class A limited partners pay to the General Partner a flat brokerage commission of 4% annually of the net asset value of the Class A limited partners’ capital as of the beginning of each month.  Class B limited partners pay to the General Partner a flat brokerage commission equal to the following percentages of each Series’ applicable net asset value:  Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%.  From these amounts, the General Partner paid for 1) actual trading commissions incurred by the Partnership of $550,768, $485,501 and $600,993 for the years ended December 31, 2009, 2008 and 2007, respectively, and 2)  3% to properly registered selling agents as their ongoing compensation for servicing Class B limited partners (and to the extent the amount is less than 3%, the brokerage commissions with respect to such Class B limited partnership interests will be reduced accordingly).

Brokerage commissions charged to each Class or Series of class were as follows:

	2009	2008	2007
Class A	$1,321,948	$1,335,811	$1,214,858
Class B – Series 1	114,759	99,417	74,864
Class B – Series 2	2,439,438	2,177,785	1,598,119
Class B – Series 3	4,413	4,229	3,499
Total	$3,880,558	$3,617,242	$2,891,340

As of December 31, 2009 and 2008, $55,153 and $22,837, respectively, were due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

F.           Allocation of Income (Loss)

Net realized and unrealized trading profits and losses, interest income and other operating income and expenses, except Class or Series specific commission charges, are allocated to the partners monthly in proportion to their capital account balances, as defined in the Agreement.  Class and/or Series specific commission charges are allocated monthly to the partners of the respective Class and/or Series in proportion to their respective capital account balances within the Class and/or Series.

G.           Incentive Fees

Willowbridge Associates, Inc. (“Willowbridge”), the Commodity Trading Advisor (“Advisor”) of the Partnership, is entitled to a quarterly incentive fee based on an increase in the adjusted net asset value of the Partnership’s assets allocated to trading.  The Advisor receives 25% of any new profits, as defined in the Agreement.  The term “New Profits” for the purpose of calculating the Advisor’s incentive fee only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive fees paid or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive fee was paid or payable (after deduction of such incentive fee).  In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive fee calculation is made, and (iii) increased by the amount of any losses attributable to redemptions.  No incentive fees were earned in 2009.  For the years ended December 31, 2009, 2008 and 2007, the Advisor earned incentive fees of $0, $6,608,202 and $720,556, respectively.

H.           Management Fees

The General Partner is paid an annual management fee equal to 1% of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year.  Such annual fee is paid in advance at the beginning of the respective year and is amortized by the Partnership on a straight-line basis over twelve months.  For the years ended December 31, 2009, 2008 and 2007, such annual fees amounted to $836,130, $629,818 and $580,439, respectively.

In addition to the management fee paid to the General Partner, the Partnership pays Willowbridge a quarterly management fee of 0.25% (1% per year) of the net asset value of the Partnership.  These fees amounted to $759,028, $750,001 and $604,102 in 2009, 2008 and 2007, respectively.  As of December 31, 2009 and December 31, 2008, $173,527 and $200,286, respectively, were due to Willowbridge.

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

The Partnership accounts for uncertainties in income tax positions taken or expected to be taken according to provisions within ASC Topic 740, Income Taxes, (such provisions formerly established pursuant to FASB Interpretation No. 48 entitled “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”.)  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.

The Partnership files U.S. federal and state tax returns.  The 2006 through 2009 tax years generally remain subject to examination by U.S. federal and most state authorities.

K.           Subscriptions

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month.  Partners’ contributions received in advance for subscriptions are recorded as prepaid subscriptions in the Statements of Financial Condition. The General Partner charges a 1% initial administrative fee on all limited partner unit subscriptions.  The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion.  Subscription proceeds to the Partnership are recorded net of these charges.  For the years ended December 31, 2009, 2008 and 2007, the General Partner received initial administrative fees $3,743, $7,179 and $3,952, respectively.

L.           Redemptions

Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month with at least ten days written notice to the General Partner.

M.           Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains (losses) resulting from the translation to U.S. dollars totaled $(13,398), $172,281 and $(34,901) for the years ended December 31, 2009, 2008 and 2007, respectively, and are reported as a component of “Net realized gains (losses) on closed positions” in the Statements of Income (Loss).

N.           Recently Issued Accounting Pronouncement

On January 21, 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 amends ASC Topic 820, Fair Value Measurements and Disclosures, to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The application of ASU 2010-06 is required for fiscal years and interim periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are required for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  At this time, the Partnership’s management is evaluating the implications of ASU 2010-06.

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

The fair value hierarchy, as more fully described in ASC Topic 820, Fair Value Measurements and Disclosures, prioritizes and ranks the level of market price observability used in measuring investments at fair value.  Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment.  Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels:

	As of December 31, 2009
	Total	Level 1	Level 2	Level 3
Futures contracts	$1,954,440	$1,954,440	N/A	N/A
Money market mutual funds	55,446,370	55,446,370	N/A	N/A
Total fair value	$57,400,810	$57,400,810

	As of December 31, 2008
	Total	Level 1	Level 2	Level 3
Futures contracts	$1,855,939	$1,855,939	N/A	N/A
Money market mutual funds	66,112,178	66,112,178	N/A	N/A
Total fair value	$67,968,117	$67,968,117

4.           DERIVATIVE INSTRUMENTS

The Partnership engages in the speculative trading of futures contracts in currencies, interest rates and a wide range of commodities, including energy and metals (collectively “derivatives”) for the purpose of achieving capital appreciation.  Since the derivatives held or sold by the Partnership are for speculative trading purposes, the derivative instruments are not designated as hedging instruments as defined in ASC Topic 815, Derivatives and Hedging (formerly defined under FASB Statement of Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities – An Amendment to FASB Statement No. 133”).

Under provisions of ASC Topic 815, Derivatives and Hedging, entities are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial condition.  Investments in futures contracts are reported in the Statements of Financial Condition as “Net unrealized gains on open positions”.

The fair value of the Partnership's derivative contracts is presented below on a gross basis as an asset if in a gain position and a liability if in a loss position.

	As of December 31, 2009
	Assets	Liabilities	Net
Currencies	$1,331,189	$(19,690)	$1,311,499
Energy	90,611	(15,973)	74,638
Grains	94,014	(10,737)	83,277
Interest rates	422,652	(24,654)	397,998
Livestock	14,180	0	14,180
Metals	180,087	(489,780)	(309,693)
Tropical products	404,711	(22,170)	382,541
Totals	$2,537,444	$(583,004)	$1,954,440

Realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Statements of Income (Loss).

The Partnership’s trading results for the years ended December 31, 2009 and information related to the volume of the Partnership’s derivative activity for the year ended December 31, 2009 by market sector were as follows:

	For the year ended December 31, 2009
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Round Turn Contracts
Currencies	$(2,545,505)	$1,137,094	$(1,408,411)	20,724
Energy	(4,592,318)	79,358	(4,512,960)	13,866
Grains	(798,816)	(182,916)	(981,732)	24,214
Interest rates	(4,289,638)	(1,071,198)	(5,360,836)	39,012
Livestock	(236,110)	14,180	(221,930)	1,574
Metals	2,817,709	(248,183)	2,569,526	7,730
Tropical products	(2,295,609)	370,166	(1,925,443)	7,938
Total	$(11,940,287)	$98,501	$(11,841,786)	115,058

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

B.           Fair Value

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Statements of Income (Loss).  Open contracts generally mature within 90 days; as of December 31, 2009 and December 31, 2008, the latest maturity dates for open contracts are September 2010 and March 2010, respectively.

C.           Credit Risk

Futures are contracts for delayed delivery of financial interests in which the seller agrees to make delivery at a specified future date of a specified financial instrument at a specified price or yield.  Risk arises from changes in the fair value of the underlying instruments.  Any credit risk due to counterparty nonperformance associated with these instruments is reflected in the “Net unrealized gains on open positions” and “Net unrealized losses on open positions” in the Statements of Financial Condition.  The Partnership’s counterparties are major brokerage firms and banks located in the United States, or their foreign affiliates.

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

5.           FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2009, 2008 and 2007.  This information has been derived from information presented in the financial statements.

	For the Year Ended December 31, 2009
	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance (for a Unit outstanding for the entire year)
Net Asset Value, Beginning of the year	$10,018.16	$1,277.75	$1,102.98	$1,366.22
Income (loss) from operations
Net investment loss	(618.31)	(67.59)	(87.44)	(96.35)
Net trading (losses)	(1,381.98)	(177.05)	(150.64)	(187.55)
Net (loss)	(2,000.29)	(244.64)	(238.08)	(283.90)
Net Asset Value, End of the year	$8,017.87	$1,033.11	$864.90	$1,082.32
Total Return(1)	(19.97)%	(19.15)%	(21.59)%	(20.78)%
Supplemental Data
Ratios to average net asset value Expenses	7.23%	6.24%	9.31%	8.15%
Net investment loss	(6.90)%	(5.92)%	(8.99)%	(7.83)%

	For the Year Ended December 31, 2008
	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance (for a Unit outstanding for the entire year)
Net Asset Value, Beginning of the year	$7,567.14	$955.75	$849.61	$1,042.12
Income (loss) from operations
Net investment loss	(1,196.76)	(139.86)	(152.04)	(175.85)
Net trading profits	3,647.78	461.86	405.41	499.95
Net income	2,451.02	322.00	253.37	324.10
Net Asset Value, End of the year	$10,018.16	$1,277.75	$1,102.98	$1,366.22
Total Return(1)	32.39%	33.69%	29.82%	31.10%
Total Return (excluding incentive fees)(2)	42.87%	44.07%	40.09%	41.48%
Supplemental Data
Ratios to average net asset value Expenses prior to incentive fee	6.86%	5.81%	8.88%	7.77%
Incentive fees	9.20%	8.96%	9.05%	9.01%
Total expenses	16.06%	14.77%	17.93%	16.78%
Net investment loss(3)	(4.69)%	(3.68)%	(6.72)%	(5.63)%

	For the Year Ended December 31, 2007
	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance (for a Unit outstanding for the entire year)
Net Asset Value, Beginning of the year	$6,112.38	$764.46	$699.91	$850.09
Income (loss) from operations
Net investment loss	(249.77)	(23.79)	(42.16)	(41.96)
Net trading profits	1,704.53	215.08	191.86	233.99
Net income	1,454.76	191.29	149.70	192.03
Net Asset Value, End of the year	$7,567.14	$955.75	$849.61	$1,042.12
Total Return(1)	23.80%	25.02%	21.39%	22.59%
Total Return (excluding incentive fees)(2)	25.10%	26.37%	22.61%	23.77%
Supplemental Data
Ratios to average net asset value Expenses prior to incentive fee	7.04%	5.98%	9.01%	7.95%
Incentive fees	1.25%	1.27%	1.18%	1.13%
Total expenses	8.29%	7.25%	10.19%	9.08%
Net investment loss(3)	(2.67)%	(1.67)%	(4.65)%	(3.61)%

Total returns are calculated for each of the years ended December 31, 2009, 2008, and 2007 based on the change in value of a unit during the periods presented.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

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

6.           SUBSEQUENT EVENTS

Effective March 1, 2010, the Partnership added an additional advisor, Quantitative Investment Management LLC (“QIM”).  The Partnership allocated approximately 35% of its assets to QIM’s Global Program.  The remaining 65% of the Partnership’s assets continue to be traded by Willowbridge, the existing advisor.  Additionally, effective March 10, 2010, the name of the Partnership has been changed to RFMC Tactical Advisors Fund, L.P., in order to reflect the Partnership’s diversification in advisors.

*  *  *  *  *