Form 10-Q
period 2010-03-31
RFMC TACTICAL ADVISORS FUND, LP
filed 2010-05-17
CIK 794775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ TO ____

Commission File No. 000-23529

RFMC TACTICAL ADVISORS FUND, LP

Delaware	22-678474
(a Delaware Partnership)	(I.R.S. Employer Identification No.)

4 Benedek Road
Princeton, New Jersey 08540
(609) 921-0717

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES   NO 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer	
Non-accelerated filer		Smaller reporting company	☒
(do not check if a Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES   NO ☒

RFMC TACTICAL ADVISORS FUND, LP

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

RFMC TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF FINANCIAL CONDITION
As of March 31, 2010 (Unaudited) and December 31, 2009
_______________

ASSETS	March 31, 2010	December 31, 2009
EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS: Due from brokers (including margin deposits of $2,293,505 for 2010 and $4,650,422 for 2009)	$9,764,491	$6,528,616
Net unrealized gains on open positions	1,362,071	1,954,440
	11,126,562	8,483,056
CASH AND CASH EQUIVALENTS	43,702,337	57,806,331
DUE FROM GENERAL PARTNER	40,526	55,153
PREPAID EXPENSES	490,427	0
TOTAL ASSETS	$55,359,852	$66,344,540
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES:
Prepaid subscriptions	$193,603	$100,000
Redemptions payable	3,484,061	460,726
Other accrued expenses	102,793	220,025
Accrued management fees	127,851	173,527
TOTAL LIABILITIES	3,908,308	954,278
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners – Class A (2,674.8795 and 3,328.8303 fully redeemable units at March 31, 2010 and December 31, 2009, respectively)	19,724,456	26,690,125
Limited partners – Class B (38,355.7964 and 43,015.3837 fully redeemable units at March 31, 2010 and December 31, 2009, respectively)	30,857,180	37,763,154
General partner – Class A (117.9703 and 116.8617 fully redeemable units at March 31, 2010 and December 31, 2009, respectively)	869,908	936,983
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	51,451,544	65,390,262
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$55,359,852	$66,344,540
NET ASSET VALUE PER UNIT –
Class A (based on Partners’ Capital of $20,594,364 and $27,627,108 and 2,792.8498 and 3,445.6920 fully redeemable units outstanding)	$7,373.96	$8,017.87
Class B Series 1 – (based on Partners’ Capital of $2,921,942 and $3,339,684 and 3,067.3639 and 3,232.6375 fully redeemable units outstanding)	$952.59	$1,033.11
Class B Series 2 – (based on Partners’ Capital of $27,888,540 and $34,346,892 and 35,241.3977 and 39,711.9928 fully redeemable units outstanding)	$791.36	$864.90
Class B Series 3 – (based on Partners’ Capital of $46,698 and $76,578 and 47.0348 and 70.7534 fully redeemable units outstanding)	$992.84	$1,082.32

See Notes to Condensed Financial Statements.

RFMC TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of March 31, 2010 (Unaudited)
_______________

LONG FUTURES CONTRACTS

Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	% of Partners’ Capital*
Tropical products	$(8,959)	(0.017)%
Grains	(83,782)	(0.163)%
Currencies	84,552	0.164%
Energy	21,894	0.043%
Livestock	4,380	0.009%
Metals	99,378	0.193%
Stock indices	2,106	0.004%
Interest rates	92,707	0.180%
Total long futures contracts	$212,276	0.413%

SHORT FUTURES CONTRACTS

Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	% of Partners’ Capital*
Tropical products	$307,205	0.597%
Grains	192,546	0.374%
Currencies	160,683	0.312%
Energy	521,460	1.014%
Stock indices	11,247	0.022%
Interest rates	(43,346)	(0.084)%
Total short futures contracts	$1,149,795	2.235%
Total futures contracts	$1,362,071	2.648%
____________
*   No single contract’s value exceeds 5% of partners’ capital.

See Notes to Condensed Financial Statements.

RFMC TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
As of  December 31, 2009

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
____________
*	No single contract’s value exceeds 5% of partners’ capital.

See Notes to Condensed Financial Statements.

RFMC TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF INCOME (LOSS)
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
_______________

	Three Months Ended March 31,
	2010	2009
NET INVESTMENT (LOSS)
Income:
Interest income	$8,890	$140,403
Expenses:
Brokerage commissions	772,868	1,068,876
Management fees	296,340	413,874
Professional fees	68,198	57,144
Accounting and administrative	57,256	98,747
Other expenses	59,773	98,455
Total expenses	1,254,435	1,737,096
Net investment (loss)	(1,245,545)	(1,596,693)
TRADING (LOSSES)
(Losses) on trading of commodity futures:
Net realized (losses) on closed positions	(3,489,812)	(8,045,375)
Change in net unrealized gains on open positions	(592,369)	(846,120)
Total trading (losses)	(4,082,181)	(8,891,495)
NET (LOSS)	$(5,327,726)	$(10,488,188)
NET (LOSS) PER UNIT
(based on weighted average number of units outstanding during the period)
Class A	$(686.17)	$(1,171.45)
Class B – Series 1	$(82.04)	$(150.21)
Class B – Series 2	$(75.93)	$(134.37)
Class B – Series 3	$(97.66)	$(162.54)

See Notes to Condensed Financial Statements.

RFMC TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
_______________

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Class A
PARTNERS’ CAPITAL, JANUARY 1, 2010	116.8617	$936,983	3,328.8303	$26,690,125	$27,627,108
Subscriptions	1.1086	8,573	59.0790	450,609	459,182
Redemptions	-	-	(713.0298)	(5,348,499)	(5,348,499)
Net (loss)	-	(75,648)	-	(2,067,779)	(2,143,427)
PARTNERS’ CAPITAL, MARCH 31, 2010	117.9703	$869,908	2,674.8795	$19,724,456	$20,594,364

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B
PARTNERS’ CAPITAL, JANUARY 1, 2010	3,232.6375	$3,339,684	39,711.9928	$34,346,892	70.7534	$76,578	$37,763,154
Subscriptions	20.1582	20,000	436.2158	367,601	-	-	387,601
Redemptions	(185.4318)	(179,301)	(4,906.8109)	(3,906,426)	(23.7186)	(23,549)	(4,109,276)
Net (loss)	-	(258,441)	-	(2,919,527)	-	(6,331)	(3,184,299)
PARTNERS’ CAPITAL, MARCH 31, 2010	3,067.3639	$2,921,942	35,241.3977	$27,888,540	47.0348	$46,698	$30,857,180

	CLASS A
	General Partner		Limited Partner		Total
	Units	Amount	Units	Amount	Class A
PARTNERS’ CAPITAL, JANUARY 1, 2009	112.6562	$1,128,608	3,484.3295	$34,906,553	$36,035,161
Subscriptions	1.1561	11,286	161.2778	1,585,273	1,596,559
Redemptions	-	-	(170.7083)	(1,539,404)	(1,539,404)
Net (loss)	-	(132,732)	-	(4,201,934)	(4,334,666)
PARTNERS’ CAPITAL, MARCH 31, 2009	113.8123	$1,007,162	3,474.8990	$30,750,488	$31,757,650

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B
PARTNERS’ CAPITAL, JANUARY 1, 2009	3,160.4326	$4,038,256	39,386.8036	$43,442,833	70.7534	$96,665	$47,577,754
Subscriptions	447.1053	542,500	4,732.6997	5,097,500	-	-	5,640,000
Redemptions	(530.2140)	(600,000)	(2,518.5485)	(2,576,147)	-	-	(3,176,147)
Net (loss)	-	(498,399)	-	(5,643,622)	-	(11,501)	(6,153,522)
PARTNERS’ CAPITAL, MARCH 31, 2009	3,077.3239	$3,482,357	41,600.9548	$40,320,564	70.7534	$85,164	$43,888,085

See Notes to Condensed Financial Statements.

RFMC TACTICAL ADVISORS FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

_______________

1.           BASIS OF PRESENTATION

The interim condensed financial statements of RFMC Tactical Advisors Fund, LP, formerly, RFMC Willowbridge Fund, L.P. (the “Partnership”), included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  These condensed financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report.  In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners’ capital for the interim periods presented and are not necessarily indicative of a full year’s results.

2.           PARTNERSHIP ORGANIZATION

The Partnership, a Delaware limited partnership, was organized on January 24, 1986.  Prior to March 1, 2010, Willowbridge Associates, Inc (“Willowbridge”) served as the Partnership’s sole trading advisor. Effective March 1, 2010, the Partnership added Quantitative Investment Management, LLC (“QIM”) as an additional trading advisor (Willowbridge and QIM, collectively the “Trading Advisors”).  In order to reflect this additional diversification in Trading Advisors, the Partnership’s name was changed from RFMC Willowbridge Fund, L.P. to RFMC Tactical Advisors Fund, LP on March 10, 2010. The Partnership may engage in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts, and forward contracts.

Ruvane Fund Management Corporation is the general partner of the Partnership (the “General Partner”) and is registered as a Commodity Pool Operator and an Introducing Broker with the Commodity Futures Trading Commission.  The General Partner is required by the Limited Partnership Agreement, as amended and restated (the “Agreement”), to contribute $1,000 to the Partnership.

In accordance with the amendment to Section 5 of the Agreement, effective January 16, 2003, the Partnership offers separate classes of limited partnership interests, whereby interests which were issued prior to January 16, 2003 by the Partnership will be designated as Class A interests.  The Partnership also offers Class B limited partnership interests through a private offering pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended.  The Partnership will offer the Class B interests up to an aggregate of $100,000,000; provided that the General Partner may increase the amount of interests that will be offered in increments of $10,000,000 after notice to the limited partners.  Commissions for the Class B interests will differ from those of the Class A interests, but in all other respects the Class A interests and the Class B interests will be identical.  The Class A interests and Class B interests will also be traded pursuant to the same trading programs.

The Partnership shall end upon withdrawal, insolvency or dissolution of the General Partner or a decline of greater than fifty percent of the net assets of the Partnership as defined in the Agreement, or the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.

3.           SIGNIFICANT ACCOUNTING POLICIES

A.           Method of Reporting

The Partnership’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income (loss) and expenses during the reporting period.  Actual results could differ from these estimates.

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), referred to as ASC or the Codification, is the single source of U.S. GAAP for interim and annual periods ending after September 15, 2009.

The Partnership has elected not to provide a statement of cash flows as permitted under ASC Topic 230, Statement of Cash Flows.

B.           Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurements and Disclosures.  At March 31, 2010 and December 31, 2009, the Partnership had investments in money market mutual funds of $40,955,761 and $55,446,370, respectively.  Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

C.           Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers at March 31, 2010 and December 31, 2009 consisted of cash on deposit with the brokers of $9,764,491and $6,528,616, respectively.  The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

D.           Investments in Commodity Futures Contracts

Investments in commodity futures contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period, based on quoted market prices.  Accordingly, such contracts are classified as Level 1 fair value estimates under the fair value hierarchy as described within ASC Topic 820, Fair Value Measurements and Disclosures.  Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis.  Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized (losses) on closed positions” in the Condensed Statements of Income (Loss).

As each broker has the right of offset, the Partnership presents the aggregate net unrealized gains with such brokers as “Net unrealized gains on open positions” and the aggregate net unrealized losses with such brokers as “Net unrealized losses on open positions” in the Condensed Statements of Financial Condition.  The net unrealized gains on open positions with one broker are not offset against net unrealized losses on open positions from another broker in the Condensed Statements of Financial Condition.  The unrealized gains or losses on open contracts is the difference between contract trade price and quoted market price.

Any change in net unrealized gain or loss from the preceding period is reported in the Condensed Statements of Income (Loss) under the caption “Change in net unrealized gains on open positions”.  Interest income is recognized on an accrual basis.

E.           Brokerage Commissions

The Class A limited partners pay to the General Partner a flat brokerage commission of 4.0% annually of the net asset value of the Class A limited partners’ capital as of the beginning of each month.  Class B limited partners pay to the General Partner a flat brokerage commission equal to the following percentages of each Series’ applicable net asset value:  Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%.  From these amounts, the General Partner paid (1) actual trading commissions incurred by the Partnership of $113,899 and $106,332 for the three months ended March 31, 2010 and 2009, respectively, and (2) 3.0% to properly registered selling agents as their ongoing compensation for servicing Class B limited partners (and to the extent the amount is less than 3%, the brokerage commissions with respect to such Class B limited partnership interests will be reduced accordingly).

Brokerage commissions charged to each Class or Series of class were as follows:

	Three Months Ended March 31,
	2010	2009
Class A	$251,856	$361,110
Class B – Series 1	23,952	30,969
Class B – Series 2	496,135	675,621
Class B – Series 3	925	1,176
Total	$772,868	$1,068,876

As of March 31, 2010 and December 31, 2009, $40,526 and $55,153, respectively, were due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

F.           Allocation of Income (Loss)

Net realized and unrealized trading profits and losses, interest income and other operating income and expenses, except Class or Series specific brokerage commission charges, are allocated to the partners monthly in proportion to their capital account balances, as defined in the Agreement.  Class and/or Series specific commission charges are allocated monthly to the partners of the respective Class and/or Series in proportion to their respective capital account balances within the Class and/or Series.

G.           Incentive Fees

Pursuant to the Trading Advisory Agreements with Willowbridge (“Willowbridge Agreement”) and QIM (“QIM Agreement”), the Trading Advisors are entitled to a quarterly incentive fee based on an increase in the adjusted net asset of the Partnership’s trading assets allocated to the respective Trading Advisor.

Willowbridge is entitled to a quarterly incentive fee of 25% of any new profits, as defined in the Willowbridge Agreement.  The term “New Profits” for the purpose of calculating Willowbridge’s incentive fee only, is defined as the excess (if any) of (A) the net asset value of the Partnership’s trading assets allocated to Willowbridge as of the last day of any calendar quarter (before deduction of incentive fees paid or accrued for such quarter), over (B) the net asset value of the Partnership’s trading assets allocated to Willowbridge as of the last day of the most recent quarter for which an incentive fee was paid or payable (after deduction of such incentive fee).  In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive fee calculation is made, and (iii) increased by the amount of any losses attributable to redemptions.

QIM is entitled to a quarterly incentive fee of 30% of any new net profits (as defined in the QIM Agreement) in the Partnership’s account as of each calendar quarter end.  “New Net Profit”, for the purpose of calculating QIM’s incentive fee, is defined as the excess of cumulative gain/loss from commodity trading (excluding interest) less trading and management fees over its highest past value at any prior calendar quarterly period with respect to trading assets allocated to QIM.  The “gain/loss from commodity trading” is the net gain or loss from closed and completed commodity transactions (after brokerage commissions) plus the increases/decreases in the value of open positions at the end of each calendar quarter (accounting for commissions that would be incurred by closing such open positions).  In the event of any subsequent losses, the quarterly incentive fees would not be charged until there are Net New Profits to offset such losses.

There were no incentive fees earned for the three months ended March 31, 2010 or 2009.

H.           Management Fees

The General Partner is paid an annual management fee equal to 1% of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year.  Such annual fee is paid in advance at the beginning of the respective year and is amortized by the Partnership on a straight-line basis over twelve months.  The total management fee paid to the General Partner in 2010 and 2009 was $653,903 and $836,130, respectively.  For the three-month period ended March 31, 2010 and 2009, the Partnership recorded management fee expense earned by the General Partner of $163,476 and $209,033, respectively.  As of March 31, 2010 and December 31, 2009, the unamortized prepaid management fees were $490,427 and $0, respectively.

In addition to the management fee paid to the General Partner, the Partnership pays Willowbridge a quarterly trading advisor management fee of 0.25% (1% per year) of the net asset value of the Partnership’s trading assets allocated to Willowbridge.  These fees amounted to $132,864 and $204,841 for the three months ended March 31, 2010 and 2009, respectively.  As of March 31, 2010 and December 31, 2009, $127,851 and $173,527, respectively, were due to Willowbridge.  QIM is not paid a trading advisor management fee.

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

The Partnership accounts for uncertainties in income tax positions taken or expected to be taken according to provisions within ASC Topics 740, Income Taxes and 835, Interest.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.

The Partnership files U.S. federal and state tax returns.  The 2006 through 2009 tax years generally remain subject to examination by U.S. federal and most state authorities.

K.           Subscriptions

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month.  Partners’ contributions received in advance for subscriptions are recorded as prepaid subscriptions in the Condensed Statements of Financial Condition. The General Partner charges a 1% initial administrative fee on all limited partner unit subscriptions.  The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion.  Subscription proceeds to the Partnership are recorded net of these charges.  For the three months ended March 31, 2010 and 2009, no initial administration fees were paid to the General Partner.

L.           Redemptions

Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month with at least ten days written notice to the General Partner.)

M.           Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Condensed Statements of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains (losses) resulting from the translation to U.S. dollars totaled $9,524 and $(27,284) for the three months ended March 31, 2010 and 2009, respectively, and are reported as a component of “Net realized (losses) on closed positions” in the Condensed Statements of Income (Loss).

N.           New Accounting Pronouncements

On January 21, 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 amends ASC Topic 820, Fair Value Measurements and Disclosures, to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The application of ASU 2010-06 is required for fiscal years and interim periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are required for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of ASU 2010-06 did not have a material impact on the Partnership’s financial statements.

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

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels:

	As of March 31, 2010
	Total	Level 1	Level 2	Level 3
Futures contracts	$1,362,071	$1,362,071	N/A	N/A
Money market mutual funds	40,955,761	40,955,761	N/A	N/A
Total Fair Value	$42,317,832	$42,317,832

	As of December 31, 2009
	Total	Level 1	Level 2	Level 3
Futures contracts	$1,954,440	$1,954,440	N/A	N/A
Money market mutual funds	55,446,370	55,446,370	N/A	N/A
Total Fair Value	$57,400,810	$57,400,810

5.           DERIVATIVE INSTRUMENTS

The Partnership engages in the speculative trading of futures contracts in currencies, interest rates and a wide range of commodities, including energy and metals (collectively “derivatives”) for the purpose of achieving capital appreciation.  Since the derivatives held or sold by the Partnership are for speculative trading purposes, the derivative instruments are not designated as hedging instruments as defined in ASC Topic 815, Derivatives and Hedging.

Under provisions of ASC Topic 815, Derivatives and Hedging, entities are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial condition.  Investments in futures contracts are reported in the Condensed Statements of Financial Condition as “Net unrealized gains on open positions.”

The fair value of the Partnership's derivative contracts is presented below on a gross basis as an asset if in a gain position and a liability if in a loss position.

	As of March 31, 2010
	Assets	Liabilities	Net
Currencies	$259,486	$(14,251)	$245,235
Energy	556,324	(12,970)	543,354
Grains	192,744	(83,980)	108,764
Interest rates	128,003	(78,642)	49,361
Livestock	4,380	0	4,380
Metals	103,950	(4,572)	99,378
Tropical products	314,026	(15,780)	298,246
Stock indices	23,381	(10,028)	13,353
Totals	$1,582,294	$(220,233)	$1,362,071

	As of December 31, 2009
	Assets	Liabilities	Net
Currencies	$1,331,189	$(19,690)	$1,311,499
Energy	90,611	(15,973)	74,638
Grains	94,014	(10,737)	83,277
Interest rates	422,652	(24,654)	397,998
Livestock	14,180	0	14,180
Metals	180,087	(489,780)	(309,693)
Tropical products	404,711	(22,170)	382,541
Totals	$2,537,444	$(583,004)	$1,954,440

Realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Condensed Statements of Income (Loss).

The Partnership’s trading results and information related to the volume of the Partnership’s derivative activity by market sector were as follows:

	For the three months ended March 31, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Round Turn Contracts
Currencies	$1,372,168	$(1,066,264)	$305,904	4,858
Interest rates	(608,524)	(348,637)	(957,161)	8,486
Grains	(503,655)	25,487	(478,168)	5,758
Livestock	(11,280)	(9,800)	(21,080)	458
Tropical products	563,078	(84,295)	478,783	1,584
Energy	(2,756,113)	468,716	(2,287,397)	2,616
Metals	(1,536,063)	409,071	(1,126,992)	1,870
Stock indices	(9,423)	13,353	3,930	880
Total	$(3,489,812)	$(592,369)	$(4,082,181)	26,510

	For the three months ended March 31, 2009
	Net Realized (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading (Losses)	Number of Round Turn Contracts
Currencies	$(2,106,279)	$555,250	$(1,551,029)	4,160
Interest rates	(1,747,855)	(1,482,835)	(3,230,690)	6,850
Grains	(862,512)	(268,155)	(1,130,667)	4,210
Livestock	(66,080)	(4,890)	(70,970)	182
Tropical products	(615,784)	(47,968)	(663,752)	1,396
Energy	(1,723,066)	(245,530)	(1,968,596)	1,806
Metals	(923,799)	648,008	(275,791)	1,580
Total	$(8,045,375)	$(846,120)	$(8,891,495)	20,184

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

B.           Fair Value

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Condensed Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Condensed Statements of Income (Loss).  Open contracts generally mature within 90 days; as of March 31, 2010 and December 31, 2009, the latest maturity dates for open contracts are June 2011 and September 2010, respectively.

C.           Credit Risk

Futures are contracts for delayed delivery of financial interests in which the seller agrees to make delivery at a specified future date of a specified financial instrument at a specified price or yield.  Risk arises from changes in the fair value of the underlying instruments.  Credit risk due to counterparty nonperformance associated with these instruments is reflected in the “Net unrealized gains on open positions” included in the Condensed Statements of Financial Condition.  The Partnership’s counterparties are major brokerage firms and banks located in the United States, or their foreign affiliates.

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

D.           Risk Monitoring

Due to the speculative nature of the Partnership’s derivatives trading, the Partnership is subject to the risk of substantial losses from derivatives trading.  The General Partner actively assesses, manages, and monitors risk exposure on derivatives on a contract basis, a market sector basis, and on an overall basis in accordance with established risk parameters.

6.           FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the periods presented:

	Three Months Ended March 31, 2010
	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance (for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$8,017.87	$1,033.11	$864.90	$1,082.32
(Loss) from operations
Net investment (loss)	(142.16)	(15.39)	(19.54)	(23.09)
Net trading (loss)	(501.75)	(65.13)	(54.00)	(66.39)
Net (loss)	(643.91)	(80.52)	(73.54)	(89.48)
Net Asset Value, End of the period	$7,373.96	$952.59	$791.36	$992.84
Total Return(1) (3)	(8.03)%	(7.79)%	(8.50)%	(8.27)%
Supplemental Data
Ratios to average net asset value Expenses(2)	7.48%	6.30%	9.55%	9.00%
Net investment (loss) (2)	(7.42)%	(6.24)%	(9.49)%	(8.93)%

	Three Months Ended March 31, 2009
Per Unit Operating Performance (for a Unit outstanding for the entire period)	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Net Asset Value, Beginning of the period	$10,018.16	$1,277.75	$1,102.98	$1,366.22
(Loss) from operations
Net investment (loss)	(157.85)	(17.09)	(22.72)	(24.82)
Net trading (loss)	(1,010.99)	(129.04)	(111.04)	(137.73)
Net (loss)	(1,168.84)	(146.13)	(133.76)	(162.55)
Net Asset Value, End of the period	$8,849.32	$1,131.62	$969.22	$1,203.67
Total Return(1) (3)	(11.67)%	(11.44)%	(12.13)%	(11.90)%
Supplemental Data
Ratios to average net asset value Expenses (2)	7.44%	6.63%	9.67%	8.33%
Net investment (loss) (2)	(6.75)%	(5.92)%	(8.96)%	(7.65)%

Total returns are calculated based on the change in value of a unit during the periods presented.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.
___________________
(1)
Total return is derived as ending net asset value less beginning net asset value divided by beginning net asset value, and excludes the effect of sales commissions and initial administrative charges on subscriptions.

(2)	Annualized.
(3)	Not annualized

* * * * *

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

RFMC Tactical Advisors Fund, L P  (the “Partnership”) engages in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts and forward contracts (“Commodity Interests”). The objective of the Partnership is the appreciation of its assets through speculative trading. Ruvane Fund Management Corporation is the General Partner of the Partnership (the “General Partner”).  The General Partner has selected Willowbridge Associates Inc. (“Willowbridge”) and Quantitative Investment Management LLC (“QIM”, and collectively with Willowbridge, the “Advisors”) as the Partnership’s trading advisors.

The success of the Partnership is dependent upon the ability of the Advisors to generate trading profits through the speculative trading of Commodity Interests sufficient to produce capital appreciation after payment of all fees and expenses. Future results will depend in large part upon the Commodity Interests markets in general, the performance of the Advisors, the amount of additions and redemptions and changes in interest rates. Due to the leveraged nature of the Partnership’s trading activity, small price movements in Commodity Interests may result in substantial gains or losses to the Partnership. Because of the nature of these factors and their interaction, past performance is not indicative of future results. As a result, any recent increases in net realized or unrealized gains may have no bearing on any results that may be obtained in the future.

The Partnership incurs substantial charges from the payment of brokerage commissions to the General Partner, payment of management and incentive fees to Willowbridge and incentive fees to QIM, payment of management fees to the General Partner and administrative expenses. The Partnership is required to make trading profits to avoid depleting and exhausting its assets from the payment of such fees and expenses.

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

Class B Interests pay to the General Partner commissions of up to 6.0% annually of the net asset value of the Class B partners’ capital. The General Partner will pay up to 3.0% from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3.0% the brokerage fee with respect to such Class B limited partnership interests will be reduced accordingly. The General Partner pays from this amount all commission charges and fees with respect to the Partnership’s trading in Commodity Interests. The flat-rate monthly commission is common among programs such as the Partnership.

Summary of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Partnership’s financial statements. The critical accounting estimates and related judgments underlying the Partnership’s financial statements are summarized below. In applying these policies, management makes judgments that frequently require estimates about matters that are inherently uncertain. The Partnership’s significant accounting policies are described in detail in Note 3 of the Notes to Condensed Financial Statements.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of “Trading Profits (Losses)” in the Condensed Statements of Income (Loss). Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

Results of Operations

Comparison of the Three Months Ended March 31, 2010 and 2009

For the quarter ended March 31, 2010, the Partnership had total losses comprised of net trading losses representing $(3,489,812) in realized losses on closed positions, and $(592,369) in change in net unrealized gains on open positions, and $8,890 in interest income. For the same quarter in 2009 the Partnership had total losses comprised of net trading losses representing $(8,045,375) in realized losses on closed positions, and $(846,120) in change in net unrealized gains on open positions, and $140,403 in interest income.

In January 2010, the Partnership had a loss. The Partnership had losses on its positions in the Japanese Yen, US fixed income markets, the energy sector and copper; the Partnership generated profits in the Euro currency, sugar and soybeans. The Partnership recorded a net loss of $(2,707,389). In February 2010, trading was unprofitable as the Partnership had losses in the energy sector, the Australian Dollar, gold and sugar; the Partnership had gains in EUR/JPY, the British Pound, and the Euro currency  The Partnership recorded a net loss of $(1,694,610). In March 2010, trading was not profitable. The Partnership had losses in silver, EUR/JPY, the Swiss Franc, and US fixed income markets; the Partnership had gains in natural gas, sugar, wheat and corn. The Partnership recorded a net loss of $(925,727).

In January 2009, the Partnership had a loss. The Partnership produced losses on its positions in Japanese Yen, US, Japanese and European fixed income markets and copper; the Partnership generated profits in the Euro currency, natural gas and silver. The Partnership recorded a net loss of $(2,149,279). In February 2009, trading was unprofitable as the Partnership had losses in gasoline, the Euro, copper, crude oil and the Australian Dollar; the Partnership had gains the Japanese Yen, silver, coffee, gold and natural gas. The Partnership recorded a net loss of $(2,665,073). In March 2009, trading was not profitable. The Partnership had losses in US fixed income markets, Swiss Franc, British Pound, gold, crude oil, the Euro and the soybean complex; the Partnership had gains in EUR/JPY, copper and the Australian Dollar. The Partnership recorded a net loss of $(5,673,836).

For the quarter ended March 31, 2010, the Partnership had expenses comprised of $772,868 in brokerage commissions (including clearing and exchange fees), $296,340 in management fees, $68,198 in professional fees, $57,256 in accounting and administrative expenses, and $59,773 in other expenses. For the same quarter in 2009, the Partnership had expenses comprised of $1,068,876 in brokerage commissions (including clearing and exchange fees), $413,874 in management fees, $57,144 in professional fees, $98,747 in accounting and administrative expenses, and $98,455 in other expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the activity discussed above, the Partnership recorded a net loss of $(5,327,726) for the quarter compared to a net loss of $(10,488,188) for the same quarter in 2009.

At March 31, 2010, the net asset value of the Partnership was $51,451,544, compared to its net asset value of $65,390,262 at December 31, 2009.

During the quarter, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material.

Liquidity and Capital Resources

In general, each Advisor trades only those Commodity Interests that have sufficient liquidity to enable it to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Pursuant to such regulations, no trades may be executed on any given day at prices beyond daily limits. The price of a futures contract occasionally has exceeded the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating its position. While the occurrence of such an event may reduce or eliminate the liquidity of a particular market, it will not eliminate losses and may, in fact, substantially increase losses because of the inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Partnership is trading, whether such liquidity is caused by any the above reasons or otherwise, the Partnership may be unable to liquidate its position prior to its expiration date, thereby requiring the Partnership to make or take delivery of the underlying interests of the Commodity Interests.

The Partnership’s capital resources are dependent upon three factors: (a) the income or losses generated by the Advisors; (b) the capital invested or redeemed by the limited partners; and (c) the capital invested or redeemed by the General Partner. The Partnership sells limited partnership units to investors from time to time in private placements pursuant to Regulation D of the Securities Act of 1933, as amended. As of the last day of any month, a limited partner may redeem all of its limited partnership units on 10 days’ prior written notice to the General Partner.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership’s primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership’s open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on a timely basis of mark-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings, whether realized or unrealized. The Partnership’s total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership’s existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of March 31, 2010, by market sector:

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

Commodity

The Partnership’s primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to the energy markets (natural gas, crude oil, heating oil and unleaded gasoline) as of March 31, 2010, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of Commodity Interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used March 31, 2010 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership’s market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

•	The prices of the Partnership’s positions resulting from a 10% change in interest rates.
•	The U.S. dollar equivalent balances of the Partnership’s currency exposures due to a 10% shift in currency exchange rates.
•
The market value of the Partnership’s Commodity Interests due to a 10% change in the price of the Commodity Instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has disclosed the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of March 31, 2010.

The potential loss in earnings for each market risk exposure as of March 31, 2010 was approximately:

Trading portfolio:

Commodity price risk	$660,615
Interest rate risk	$186,786
Currency exchange rate risk	$134,135

Item 4T.   Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of March 31, 2010 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principal of the General Partner) to allow timely decisions regarding required disclosure. During the first quarter of 2010, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the partnership’s internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of March 31, 2010, 41,148.6462 Partnership Units were held by 787 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2010 through March 31, 2010, a total of 516.5616 Partnership Units were subscribed for the aggregate subscription amount of $846,783. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2010	$208,085
February 2010	$404,792
March 2010	$233,906

Investors in the Partnership who subscribed through a selling agent may have been charged a sales commission at a rate negotiated between such selling agent and the investor. Such sales commission in no event exceeded 3% of the subscription amount. All of the sales of Partnership Units were exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.           Removed and Reserved

None.

Item 5.           Other Information

None.

Item 6.           Exhibits

31.1           Rule 13a - 14(a)/15d-14(a) Certification

32.1           Section 1350 Certification

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2010	RFMC TACTICAL ADVISORS FUND, L P

By: /s/ Robert L. Lerner Robert L. Lerner President, Principal Executive Officer and Principal Financial Officer