Form 10-Q
period 2010-06-30
RFMC TACTICAL ADVISORS FUND, LP
filed 2010-08-16
CIK 794775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

YES   NO ☒

RFMC TACTICAL ADVISORS FUND, LP

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

RFMC TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF FINANCIAL CONDITION
As of June 30, 2010 (Unaudited) and December 31, 2009
_______________

ASSETS	June 30, 2010	December 31, 2010
EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS:
Due from brokers (including margin deposits of $1,829,785 for 2010 and $4,650,422 for 2009)	$10,400,006	6,528,616
Net unrealized gains on open positions	764,740	1,954,440
	11,164,746	8,483,056
CASH AND CASH EQUIVALENTS	33,512,355	57,806,331
DUE FROM GENERAL PARTNER	29,009	55,153
PREPAID EXPENSES	326,951	0
INTEREST RECEIVABLE	301	0
TOTAL ASSETS	$45,033,362	$66,344,540
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES:
Prepaid subscriptions	$0	$100,000
Redemptions payable	3,774,517	460,726
Other accrued expenses	95,200	220,025
Accrued management fees	76,250	173,527
TOTAL LIABILITIES	3,945,967	954,278
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners – Class A (2,600.1309 and 3,328.8303 fully redeemable units at June 30, 2010 and December 31, 2009, respectively)	18,905,924	26,690,125
Limited partners – Class B (26,774.9849 and 43,015.3837 fully redeemable units at June 30, 2010 and December 31, 2009, respectively)	21,316,493	37,763,154
General partner – Class A (118.9603 and 116.8617 fully redeemable units at June 30, 2010 and December 31, 2009, respectively)	864,978	936,983
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	41,087,395	65,390,262
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$45,033,362	$66,344,540
NET ASSET VALUE PER UNIT –
Class A (based on Partners’ Capital of $19,770,902 and $27,627,108 and 2,719.0912 and 3,445.6920 fully redeemable units outstanding)	$7,271.14	8,017.87
Class B Series 1 – (based on Partners’ Capital of $2,955,727 and $3,339,684 and 3,138.8155 and 3,232.6375 fully redeemable units outstanding)	$941.67	1,033.11
Class B Series 2 – (based on Partners’ Capital of $18,314,834 and $34,346,892 and 23,589.1346 and 39,711.9928 fully redeemable units outstanding)	$776.41	864.90
Class B Series 3 – (based on Partners’ Capital of $45,932 and $76,578 and 47.0348 and 70.7534 fully redeemable units outstanding)	$976.55	$1,082.32

See Notes to Condensed Financial Statements.

RFMC TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of June 30, 2010 (Unaudited)
_______________

LONG FUTURES CONTRACTS

Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	% of Partners’ Capital*
Currencies	$133,369	0.324%
Energy	(30,063)	(0.073)%
Grains	(12,448)	(0.030)%
Interest rates	490,177	1.193%
Metals	18,137	0.044%
Stock indices	(48,767)	(0.119)%
Tropical products	259,123	0.631%
Total long futures contracts	$809,528	1.970%

SHORT FUTURES CONTRACTS

Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	% of Partners’ Capital*
Currencies	$(2,315)	(0.006)%
Energy	12,013	0.029%
Grains	(49,559)	(0.121)%
Interest rates	(5,600)	(0.013)%
Metals	2,913	0.007%
Tropical products	(2,240)	(0.005)%
Total short futures contracts	$(44,788)	(0.109)%
Total futures contracts	$764,740	1.861%
____________
*	No single contract’s value exceeds 5% of partners’ capital.

See Notes to Condensed Financial Statements.

RFMC TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
As of December 31, 2009 (Unaudited)
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

See Notes to Condensed Financial Statements.

RFMC TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF INCOME (LOSS)
For the Three Months and Six Months Ended June 30, 2010 and 2009
(Unaudited)
_______________

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
NET INVESTMENT (LOSS)
Income:
Interest income	$13,440	$64,667	$22,330	$205,070
Expenses:
Brokerage commissions	594,785	959,650	1,367,653	2,028,526
Management fees	239,725	404,827	536,065	818,700
Professional fees	49,733	47,156	117,931	104,300
Accounting and administrative	47,574	79,407	104,830	178,154
Other expenses	34,220	34,344	93,993	132,800
Total expenses	966,037	1,525,384	2,220,472	3,262,480
Net investment (loss)	(952,597)	(1,460,717)	(2,198,142)	(3,057,410)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures: Net realized gains (losses) on closed positions	735,823	7,480,888	(2,753,989)	(564,487)
Change in net unrealized gains (losses) on open positions	(597,331)	(1,457,035)	(1,189,700)	(2,303,155)
Net trading profits (losses)	138,492	6,023,853	(3,943,689)	(2,867,642)
NET INCOME (LOSS)	$(814,105)	$4,563,136	$(6,141,831)	$(5,925,052)
NET INCOME (LOSS) PER UNIT (based on weighted average number of units outstanding during the period)	$(105.24)	$570.92	$(822.91)	$(619.83)
Class A
Class B – Series 1	$(10.86)	$76.35	$(93.12)	$(79.42)
Class B – Series 2	$(16.48)	$55.38	$(100.46)	$(82.12)
Class B – Series 3	$(16.31)	$73.25	$(124.09)	$(89.29)

See Notes to Condensed Financial Statements.

RFMC TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)
_______________

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Class A
PARTNERS’ CAPITAL, JANUARY 1, 2010	116.8617	$936,983	3,328.8303	$26,690,125	$27,627,108
Subscriptions	2.0986	15,824	144.4330	1,074,612	1,090,436
Redemptions	-	-	(873.1324)	(6,514,041)	(6,514,041)
Net (loss)	-	(87,829)	-	(2,344,772)	(2,432,601)
PARTNERS’ CAPITAL, June 30, 2010	118.9603	$864,978	2,600.1309	$18,905,924	$19,770,902

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B
PARTNERS’ CAPITAL, JANUARY 1, 2010	3,232.6375	$3,339,684	39,711.9928	$34,346,892	70.7534	$76,578	$37,763,154
Subscriptions	99.5516	95,000	591.7281	490,101	-	-	585,101
Redemptions	(193.3736)	(186,773)	(16,714.5863)	(13,112,210)	(23.7186)	(23,549)	(13,322,532)
Net (loss)	-	(292,184)	-	(3,409,949)	-	(7,097)	(3,709,230)
PARTNERS’ CAPITAL, June 30, 2010	3,138.8155	$2,955,727	23,589.1346	$18,314,834	47.0348	$45,932	$21,316,493

	CLASS A
	General Partner		Limited Partner		Total
	Units	Amount	Units	Amount	Class A
PARTNERS’ CAPITAL, JANUARY 1, 2009	112.6562	$1,128,608	3,484.3295	$34,906,553	$36,035,161
Subscriptions	2.1502	20,262	261.2940	2,504,773	2,525,035
Redemptions	-	-	(295.0006)	(2,737,566)	(2,737,566)
Net (loss)	-	(68,428)	-	(2,199,982)	(2,268,410)
PARTNERS’ CAPITAL, June 30, 2009	114.8064	$1,080,442	3,450.6229	$32,473,778	$33,554,220

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B
PARTNERS’ CAPITAL, JANUARY 1, 2009	3,160.4326	$4,038,256	39,386.8036	$43,442,833	70.7534	$96,665	$47,577,754
Subscriptions	619.6915	736,920	5,721.4587	6,084,080	-	-	6,821,000
Redemptions	(582.5119)	(660,372)	(5,916.2537)	(5,935,344)	-	-	(6,595,716)
Net (loss)	-	(257,192)	-	(3,393,132)	-	(6,318)	(3,656,642)
PARTNERS’ CAPITAL, June 30, 2009	3,197.6122	$3,857,612	39,192.0086	$40,198,437	70.7534	$90,347	$44,146,396

See Notes to Condensed Financial Statements.

RFMC TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2010 and 2009
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

2.           PARTNERSHIP ORGANIZATION

The Partnership, a Delaware limited partnership, was organized on January 24, 1986.  Prior to March 1, 2010, Willowbridge Associates, Inc (“Willowbridge”) served as the Partnership’s sole trading advisor.  Effective March 1, 2010, the Partnership added Quantitative Investment Management, LLC (“QIM”) as an additional trading advisor (Willowbridge and QIM, collectively the “Trading Advisors”).  In order to reflect this additional diversification in Trading Advisors, the Partnership’s name was changed from RFMC Willowbridge Fund, L.P. to RFMC Tactical Advisors Fund, LP on March 10, 2010. The Partnership may engage in the speculative trading of commodity futures contracts, options on commodity futures contracts, and forward contracts.

Ruvane Fund Management Corporation is the general partner of the Partnership (the “General Partner”) and is registered as a Commodity Pool Operator and an Introducing Broker with the Commodity Futures Trading Commission.  The General Partner is required by the Limited Partnership Agreement, as amended and restated (the “Agreement”), to contribute $1,000 to the Partnership.

In accordance with the amendment to Section 5 of the Agreement, effective January 16, 2003, the Partnership offers separate classes of limited partnership interests, whereby interests which were issued prior to January 16, 2003 by the Partnership are designated as Class A interests.  The Partnership also offers Class B limited partnership interests through a private offering pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended.  The Partnership will offer the Class B interests up to an aggregate of $100,000,000; provided that the General Partner may increase the amount of interests that will be offered in increments of $10,000,000 after notice to the limited partners.  Commissions for the Class B interests will differ from those of the Class A interests, but in all other respects the Class A interests and the Class B interests will be identical.  The Class A interests and Class B interests will also be traded pursuant to the same trading programs.

The Partnership shall end upon withdrawal, insolvency or dissolution of the General Partner or a decline of greater than fifty percent of the net assets of the Partnership as defined in the Agreement, or the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.

3.          SIGNIFICANT ACCOUNTING POLICIES

    A.    Method of Reporting

The Partnership’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income (loss) and expenses during the reporting period.  Actual results could differ from these estimates.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), referred to as ASC or the Codification, is the single source of U.S. GAAP for interim and annual periods ending after September 15, 2009.

The Partnership has elected not to provide a statement of cash flows as permitted under ASC Topic 230, Statement of Cash Flows.

    B.    Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurements and Disclosures.  At June 30, 2010 and December 31, 2009, the Partnership had investments in money market mutual funds of $29,967,557 and $55,446,370, respectively.  Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

    C.    Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers at June 30, 2010 and December 31, 2009 consisted of cash on deposit with the brokers of $10,400,006 and $6,528,616, respectively.  The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

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

E.         Brokerage Commissions

The Class A limited partners pay to the General Partner a flat brokerage commission of 4.0% annually of the net asset value of the Class A limited partners’ capital as of the beginning of each month.  Class B limited partners pay to the General Partner a flat brokerage commission equal to the following percentages of each Series’ applicable net asset value:  Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%.  From these amounts, the General Partner paid (1) actual trading commissions incurred by the Partnership of $106,169 and $220,068 for the three and six months ended June 30, 2010, respectively, and $150,319 and $256,651 for the three and six months ended June 30, 2009, respectively, and (2) 3.0% to properly registered selling agents as their ongoing compensation for servicing Class B limited partners (and to the extent the amount is less than 3%, the brokerage commissions with respect to such Class B limited partnership interests will be reduced accordingly).

Brokerage commissions charged to each Class or Series of class were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Class A	$201,943	$327,658	$453,799	$688,768
Class B – Series 1	21,891	27,484	45,843	58,453
Class B – Series 2	370,376	603,419	866,511	1,279,040
Class B – Series 3	575	1,089	1,500	2,265

Total	$594,785	$959,650	$1,367,653	$2,028,526

As of June 30, 2010 and December 31, 2009, $29,009 and $55,153, respectively, were due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

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

G.         Incentive Fees

Pursuant to the Trading Advisory Agreements with Willowbridge (“Willowbridge Agreement”) and QIM (“QIM Agreement”), the Trading Advisors are entitled to a quarterly incentive fee based on the Cumulative Profits or the New Net Profit, as defined in the applicable agreements, of the Partnership’s trading assets allocated to the respective Trading Advisor.

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

There were no incentive fees earned for the three and six months ended June 30, 2010 or 2009.

H.            Management Fees

The General Partner is paid an annual management fee equal to 1% of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year.  Such annual fee is paid in advance at the beginning of the respective year and is amortized by the Partnership on a straight-line basis over twelve months.  The total management fee paid to the General Partner in 2010 and 2009 was $653,903 and $836,130, respectively.  For the three months and six months ended June 30, 2010, the Partnership recorded management fee expense earned by the General Partner of $163,475 and $326,951 respectively, and for the three months and six months ended June 30, 2009, the Partnership recorded management fee expense earned by the General Partner $209,032 and $418,065, respectively.  As of June 30, 2010 and December 31, 2009, the unamortized prepaid management fees were $326,951 and $0, respectively.

In addition to the management fee paid to the General Partner, the Partnership pays to Willowbridge a quarterly trading advisor management fee of 0.25% (1% per year) of the net asset value of the Partnership’s trading asset allocated to Willowbridge.  These fees amounted to $76,250 and $209,114 for the three months and six months ended June 30, 2010, respectively, and $195,795 and $400,635 for the three months and six months ended June 30, 2009, respectively.  As of June 30 2010 and December 31, 2009, $76,250 and $173,527, respectively, were due to Willowbridge.  QIM is not paid a trading advisor management fee.

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

The General Partner charges a 1% initial administrative fee on all limited partner unit subscriptions.  The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion.  Subscription proceeds to the Partnership are recorded net of these charges.  For the three and six months ended June 30, 2010, no initial administrative fees were paid to the General Partner.  For the three and six months ended June 30, 2009, the General Partner received initial administrative fees of $1,740 and $1,740, respectively.

    L.    Redemptions

Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month with at least ten days written notice to the General Partner.

    M.    Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Condensed Statement of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Realized gains  (losses) resulting from the translation to U.S. dollars totaled $(7,934) and $1,590 for the three months and six months ended June 30, 2010, respectively, and $(2,990) and $(30,274) for the three months and six months ended June 30, 2009, respectively, and are reported as a component of “Net realized gain (losses) on closed positions” in the Condensed Statements of Income (Loss).

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

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels:

	As of June 30, 2010
	Total	Level 1	Level 2	Level 3

Futures contracts	$764,740	$764,740	N/A	N/A
Money market mutual funds	29,967,557	29,967,557	N/A	N/A

Total Fair Value	$30,732,297	$30,732,297

	As of December 31, 2009

	Total	Level 1	Level 2	Level 3
Futures contracts	$1,954,440	$1,954,440	N/A	N/A
Money market mutual funds	55,446,370	55,446,370	N/A	N/A

Total Fair Value	$57,400,810	$57,400,810

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

The fair value of the Partnership’s derivative contracts is presented below on a gross basis as an asset if in a gain position and a liability if in a loss position.

	As of June 30, 2010
	Assets	Liabilities	Net

Currencies	$201,217	$(70,163)	$131,054
Energy	12,013	(30,063)	(18,050)
Grains	21,363	(83,370)	(62,007)
Interest rates	499,068	(14,491)	484,577
Metals	26,170	(5,120)	21,050
Stock indices	225	(48,992)	(48,767)
Tropical products	278,764	(21,881)	256,883
Totals	$1,038,820	$(274,080)	$764,740

	As of December 31, 2009
	Assets	Liabilities	Net

Currencies	$1,331,189	$(19,690)	$1,311,499
Energy	90,611	(15,973)	74,638
Grains	94,014	(10,737)	83,277
Interest rates	422,652	(24,654)	397,998
Livestock	14,180	0	14,180
Metals	180,087	(489,780)	(309,693)
Tropical products	404,711	(22,170)	382,541
Totals	$2,537,444	$(583,004)	$1,954,440

Realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Condensed Statements of Income (Loss).

The Partnership’s trading results and information related to the volume of the Partnership’s derivative activity by market sector were as follows:

	For the three months ended June 30, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Round Turn Contracts
Currencies	$301,399	$(114,181)	$187,218	5,370
Energy	(386,794)	(561,404)	(948,198)	3,436
Grains	(188,213)	(170,771)	(358,984)	4,050
Interest rates	1,412,552	435,216	1,847,768	9,644
Livestock	(27,390)	(4,380)	(31,770)	156
Metals	(30,176)	(78,328)	(108,504)	1,326
Stock indices	(414,779)	(62,120)	(476,899)	2,574
Tropical products	69,224	(41,363)	27,861	996
Total	$735,823	$(597,331)	$138,492	27,552

	For the six months ended June 30, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Round Turn Contracts
Currencies	$1,673,567	$(1,180,445)	$493,122	10,228
Energy	(3,142,907)	(92,688)	(3,235,595)	6,052
Grains	(691,868)	(145,284)	(837,152)	9,808
Interest rates	804,028	86,579	890,607	18,130
Livestock	(38,670)	(14,180)	(52,850)	614
Metals	(1,566,239)	330,743	(1,235,496)	3,196
Stock Indices	(424,202)	(48,767)	(472,969)	3,454
Tropical products	632,302	(125,658)	506,644	2,580
Total	$(2,753,989)	$(1,189,700)	$(3,943,689)	54,062

	For the three months ended June 30, 2009
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Round Turn Contracts
Currencies	$3,193,267	$(965,386)	$2,227,881	4,652
Energy	3,020,268	(519,658)	2,500,610	3,000
Grains	1,426,907	265,484	1,692,391	7,478
Interest rates	(955,166)	64,857	(890,309)	10,702
Livestock	(90,190)	79,330	(10,860)	348
Metals	1,173,873	(586,498)	587,375	2,224
Tropical products	(288,071)	204,836	(83,235)	2,582
Total	$7,480,888	$(1,457,035)	$6,023,853	30,986

	For the six months ended June 30, 2009
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Number of Net Trading Profits (Losses)	Round Turn Contracts
Currencies	$1,086,988	$(410,136)	$676,852	8,812
Energy	1,297,202	(765,188)	532,014	4,806
Grains	564,395	(2,671)	561,724	11,688
Interest rates	(2,703,021)	(1,417,978)	(4,120,999)	17,552
Livestock	(156,270)	74,440	(81,830)	530
Metals	250,074	61,510	311,584	3,804
Tropical products	(903,855)	156,868	(746,987)	3,978
Total	$(564,487)	$(2,303,155)	$(2,867,642)	51,170

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

B.           Fair Value

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Condensed Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Condensed Statements of Income (Loss).  Open contracts generally mature within 90 days; as of June 30, 2010 and December 31, 2009, the latest maturity dates for open contracts are September 2011 and September 2010, respectively.

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

6.           FINANCIAL HIGHLIGHTS

    The following sets forth the financial highlights for the periods presented:

	Three Months Ended June 30, 2010
	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$7,373.96	$952.59	$791.36	$992.84
Profit/(loss) from operations
Net investment (loss)	(128.49)	(14.09)	(18.64)	(19.52)
Net trading gain	25.67	3.17	3.69	3.23
Net (loss)	(102.82)	(10.92)	(14.95)	(16.29)
Net Asset Value, End of the period	$7,271.14	$941.67	$776.41	$976.55
Total Return(1) (3)	(1.39)%	(1.15)%	(1.89)%	(1.64)%
Supplemental Data
Ratios to average net asset value Expenses(2)	7.14%	6.07%	9.63%	8.05%
Net investment (loss) (2)	(7.03)%	(5.96)%	(9.52)%	(7.94)%

	Six Months Ended June 30, 2010
	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$8,017.87	$1,033.11	$864.90	$1,082.32
Profit/(loss) from operations
Net investment (loss)	(269.65)	(29.42)	(38.49)	(42.22)
Net trading (loss)	(477.08)	(62.02)	(50.00)	(63.55)
Net (loss)	(746.73)	(91.44)	(88.49)	(105.77)
Net Asset Value, End of the period	$7,271.14	$941.67	$776.41	$976.55
Total Return(1) (3)	(9.31)%	(8.85)%	(10.23)%	(9.77)%
Supplemental Data
Ratios to average net asset value
Expenses (2)	7.27%	6.17%	9.61%	8.41%
Net investment (loss) (2)	(7.18)%	(6.08)%	(9.53)%	(8.32)%

	Three Months Ended June 30, 2009
	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$8,849.32	$1,131.62	$969.22	$1,203.67
Profit (loss) from operations
Net investment (loss)	(149.66)	(16.28)	(21.31)	(23.42)
Net trading profit	711.33	91.06	77.77	96.68
Net profit	561.67	74.78	56.46	73.26
Net Asset Value, End of the period	$9,410.99	$1,206.40	$1,025.68	1,276.93
Total Return(1) (3)	6.35%	6.61%	5.83%	6.09%
Supplemental Data
Ratios to average net asset value
Expenses (2)	6.96%	5.95%	8.99%	7.88%
Net investment (loss) (2)	(6.62)%	(5.61)%	(8.65)%	(7.54)%

	Six Months Ended June 30, 2009
	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$10,018.16	$1,277.75	$1,102.98	$1,366.22
Profit/(loss) from operations
Net investment (loss)	(307.60)	(33.39)	(44.05)	(48.25)
Net trading (loss)	(299.57)	(37.96)	(33.25)	(41.04)
Net (loss)	(607.17)	(71.35)	(77.30)	(89.29)
Net Asset Value, End of the period	$9,410.99	$1,206.40	$1,025.68	$1,276.93
Total Return(1) (3)	(6.06)%	(5.58)%	(7.01)%	(6.54)%
Supplemental Data
Ratios to average net asset value
Expenses (2)	7.15%	6.23%	9.30%	8.04%
Net investment (loss) (2)	(6.63)%	(5.71)%	(8.78)%	(7.54)%

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

(2)	Annualized
(3)	Not annualized

* * * * *

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RFMC Tactical Advisors Fund, LP (the “Partnership”) engages in the speculative trading of commodity futures contracts, options on commodity futures contracts and forward contracts (“Commodity Interests”). The objective of the Partnership is the appreciation of its assets through speculative trading. Ruvane Fund Management Corporation is the General Partner of the Partnership (the “General Partner”).  The General Partner has selected Willowbridge Associates Inc. (“Willowbridge”) and Quantitative Investment Management LLC (“QIM”, and collectively with Willowbridge, the “Advisors”) as the Partnership’s trading advisors.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2010 and 2009

For the quarter ended June 30, 2010, the Partnership had total losses comprised of net trading profits representing $735,823 in realized gains on closed positions, and $(597,331) in change in net unrealized gains (losses) on open positions, and $13,440 in interest income. For the same quarter in 2009 the Partnership had total losses comprised of net trading profits representing $7,480,888 in realized gains on closed positions, and $(1,457,035) in change in net unrealized losses on open positions, and $64,667 in interest income.

In April 2010, the Partnership had a net loss of $(730,662).  The Partnership’s positions in natural gas, EUR/JPY, copper and crude oil produced losses.  The Partnership’s positions in heating oil, gold, Euro Bund and sugar generated gains.  In May 2010, the Partnership had a net gain of $233,522.  The Partnership’s positions in EUR/USD, EUR/JPY Swiss Franc and US and UK fixed income markets were profitable.  The Partnership’s positions in  silver, natural gas, Japanese Yen and heating oil produced losses.  In June 2010, the Partnership recorded a net loss of $(316,965).  The Partnership’s positions in copper, Canadian Dollar and natural gas produced losses.  The Partnership’s positions in coffee, global  fixed income markets and silver produced gains.

In April 2009, the Partnership was unprofitable. The Partnership had losses in the Swiss Franc, the Euro and the Japanese Yen, silver, UK and European fixed income markets and corn; there were gains in copper, the Australian Dollar, natural gas, soybeans and Japanese fixed income markets. The Partnership recorded a net loss of $(3,070,421.) In May 2009, the Partnership was very profitable. The Partnership had gains in RBOB gasoline, crude oil, silver, the British Pound, the Canadian Dollar, the Australian Dollar and soybeans; there were losses in natural gas, cocoa and European fixed income markets. The Partnership recorded net income of $11,124,045. In June 2009, the Partnership was unprofitable. The Partnership had losses in silver, the Swiss Franc, the Canadian Dollar, coffee and soybeans; there were gains in corn, Japanese fixed income markets and crude oil. The Partnership recorded a net loss of $(3,490,488.)

For the quarter ended June 30, 2010, the Partnership had expenses comprised of $594,785 in brokerage commissions (including clearing and exchange fees), $0 in incentive fees, $239,725 in management fees, $49,733 in professional fees, $47,574 in accounting and administrative fees and $34,220 in other expenses. For the same quarter in 2009, the Partnership had expenses comprised of $959,650 in brokerage commissions (including clearing and exchange fees), $0 in incentive fees, $404,827 in management fees, $47,156 in professional fees, $79,407 in accounting and administrative fees and $34,344 in other expenses. Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership’s reporting requirements under Securities Exchange Act of 1934, as amended.

As a result of the activity discussed above, the Partnership recorded a net loss of $(814,105) for the quarter ended June 30, 2010 compared to a net gain of $4,563,136 for the same quarter in 2009.

At June 30, 2010, the net asset value of the Partnership was $41,087,395 compared to its net asset value of $65,390,262 at December 31, 2009.

During the quarter, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material.

Comparison of the Six Months Ended June 30, 2010 and 2009

For the six months ended June 30, 2010, the Partnership had total losses comprised of net trading losses representing $(2,753,989) in realized losses on closed positions, and $(1,189,700) in change in net unrealized gains (losses) on open positions, and $22,330 in interest income. For the same period in 2009 the Partnership had total losses comprised of net trading losses representing $(564,487) in realized losses on closed positions, and $(2,303,155) in change in net unrealized gains (losses) on open positions, and $205,070 in interest income.

In January 2010, the Partnership had a loss. The Partnership had losses on its positions in the Japanese Yen, US fixed income markets, the energy sector and copper; the Partnership generated profits in the Euro currency, sugar and soybeans. The Partnership recorded a net loss of $(2,707,389). In February 2010, trading was unprofitable as the Partnership had losses in the energy sector, the Australian Dollar, gold and sugar; the Partnership had gains in EUR/JPY, the British Pound, and the Euro currency  The Partnership recorded a net loss of $(1,694,610). In March 2010, trading was not profitable. The Partnership had losses in silver, EUR/JPY, the Swiss Franc, and US fixed income markets; the Partnership had gains in natural gas, sugar, wheat and corn. The Partnership recorded a net loss of $(925,727). In April 2010, the Partnership had a net loss of $(730,662). The Partnership’s positions in natural gas, EUR/JPY, copper and crude oil produced losses.  The Partnership’s positions in heating oil, gold, Euro Bund and sugar generated gains.  In May 2010, the Partnership had a net gain of $233,522.   The Partnership’s positions in EUR/USD, EUR/JPY Swiss Franc and US and UK fixed income markets were profitable.  The Partnership’s positions in  silver, natural gas, Japanese Yen and heating oil produced losses.  In June 2010, the Partnership recorded a net loss of $(316,965).  The Partnership’s positions in copper, Canadian Dollar and natural gas produced losses.  The Partnership’s positions in coffee, global  fixed income markets and silver produced gains.

In January 2009, the Partnership had a loss. The Partnership produced losses on its positions in Japanese Yen, US, Japanese and European fixed income markets and copper; the Partnership generated profits in the Euro currency, natural gas and silver. The Partnership recorded a net loss of $(2,149,279). In February 2009, trading was unprofitable as the Partnership had losses in gasoline, the Euro, copper, crude oil and the Australian Dollar; the Partnership had gains the Japanese Yen, silver, coffee, gold and natural gas. The Partnership recorded a net loss of $(2,665,073). In March 2009, trading was not profitable. The Partnership had losses in US fixed income markets, Swiss Franc, British Pound, gold, crude oil, the Euro and the soybean complex; the Partnership had gains in EUR/JPY, copper and the Australian Dollar. The Partnership recorded a net loss of $(5,673,836). In April 2009, the Partnership was unprofitable. The Partnership had losses in the Swiss Franc, the Euro and the Japanese Yen, silver, UK and European fixed income markets and corn; there were gains in copper, the Australian Dollar, natural gas, soybeans and Japanese fixed income markets. The Partnership recorded a net loss of $(3,070,421.)  In May 2009, the Partnership was very profitable. The Partnership had gains in RBOB gasoline, crude oil, silver, the British Pound, the Canadian Dollar, the Australian Dollar and soybeans; there were losses in natural gas, cocoa and European fixed income markets. The Partnership recorded net income of $11,124,045. In June 2009, the Partnership was unprofitable. The Partnership had losses in silver, the Swiss Franc, the Canadian Dollar, coffee and soybeans; there were gains in corn, Japanese fixed income markets and crude oil. The Partnership recorded a net loss of $(3,490,488.)

For the six months ended June 30, 2010, the Partnership had expenses comprised of $1,367,653 in brokerage commissions (including clearing and exchange fees), $0 in incentive fees, $536,065 in management fees, $117,931 in professional fees, $104,830 in accounting and administrative fees and $93,993 in other expenses. For the same six month period in 2009, the Partnership had expenses comprised of $2,028,526 in brokerage commissions (including clearing and exchange fees), $0 in incentive fees, $818,700 in management fees, $104,300 in professional fees, $178,154 in accounting and administrative fees and $132,800 in other expenses. Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net loss of $(6,141,831) for the six months ended June 30, 2010, as compared to a net loss of $(5,925,052) for the same period in 2009.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership’s primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership’s open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on a timely basis of mark-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings, whether realized or unrealized. The Partnership’s total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership’s existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of  June 30, 2010, by market sector:

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

Commodity

The Partnership’s primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisors will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to the energy markets (natural gas, crude oil, heating oil and unleaded gasoline) as of June 30, 2010, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of Commodity Interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used June 30, 2010 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership’s market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

•	The prices of the Partnership’s positions resulting from a 10% change in interest rates.

•	The U.S. dollar equivalent balances of the Partnership’s currency exposures due to a 10% shift in currency exchange rates.

•
The market value of the Partnership’s Commodity Interests due to a 10% change in the price of the Commodity Instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has disclosed the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of June 30, 2010.

The potential loss in earnings for each market risk exposure as of June 30, 2010 was approximately:

Trading portfolio:

Commodity price risk	$298,357
Interest rate risk	$196,237
Currency exchange rate risk	$147,920

Item 4T.  Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of June 30, 2010 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principal of the General Partner) to allow timely decisions regarding required disclosure. During the 2nd quarter of 2010, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the Partnership’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of June 30, 2010, 29,494.0761 Partnership Units were held by 722 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2010 through June 30, 2010, a total of 837.8113 Partnership Units were subscribed for the aggregate subscription amount of $1,675,537. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2010	$208,085
February 2010	$404,792
March 2010	$233,906
April 2010	$302,591
May 2010	$442,731
June 2010	$83,432

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

None.

Item 5.  Other Information

Effective as of July 25, 2010, the General Partner adopted an amendment to the limited partnership agreement of the Partnership that clarified that the Partnership was able to invest in commodity pools as well as futures contracts.  A copy of the amendment is attached to this report as an exhibit.

Item 6.  Exhibits

3.4           Form of Fifth Amendment to Amended and Restated Limited Partnership Agreement of the Partnership

31.1           Rule 13a-14(a)/15d-14(a) Certification

32.1           Section 1350 Certification

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2010	RFMC TACTICAL ADVISORS FUND, L P

By: /s/ Robert L. Lerner Robert L. Lerner President, Principal Executive Officer and Principal Financial Officer