Form 10-Q
period 2010-09-30
RFMC TACTICAL ADVISORS FUND, LP
filed 2010-11-22
CIK 794775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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

YES   ☐ NO ☒

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

YES ☐    NO ☒

RFMC TACTICAL ADVISORS FUND, LP
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

RFMC TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF FINANCIAL CONDITION
As of September 30, 2010 (Unaudited) and December 31, 2009
_______________

	September 30, 2010	December 31, 2009
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS:
Due from brokers (including margin deposits of $1,689,709 for 2010 and $4,650,422 for 2009)
Net unrealized gains on open positions	$11,365,978	$6,528,616
	1,134,683	1,954,440
	12,500,661	8,483,056
CASH AND CASH EQUIVALENTS	24,429,610	57,806,331
DUE FROM GENERAL PARTNER	17,753	55,153
PREPAID EXPENSES	163,476	0
INTEREST RECEIVABLE	534	0
TOTAL ASSETS	$37,112,034	$66,344,540
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE) LIABILITIES:
Prepaid subscriptions	$0	$100,000
Redemptions payable	1,206,931	460,726
Other accrued expenses	121,358	220,025
Accrued management fees	67,673	173,527
TOTAL LIABILITIES	1,395,962	954,278
CONTINGENCIES (See Note 7)
PARTNERS’ CAPITAL (NET ASSET VALUE) Limited partners – Class A (2,636.9926 and 3,328.8303 fully redeemable units at September 30, 2010 and December 31, 2009, respectively)	19,283,110	26,690,125
Limited partners – Class B (19,319.0041 and 43,015.3837 fully redeemable units at September 30, 2010 and December 31, 2009, respectively)	15,555,229	37,763,154
General partner – Class A (120.0312 and 116.8617 fully redeemable units at September 30, 2010 and December 31, 2009, respectively)	877,733	936,983
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	35,716,072	65,390,262
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$37,112,034	$66,344,540
NET ASSET VALUE PER UNIT – Class A (based on Partners’ Capital of $20,160,843 and $27,627,108 and 2,757.0238 and 3,445.6920 fully redeemable units outstanding)	$7,312.54	$8,017.87
Class B Series 1 – (based on Partners’ Capital of $2,950,729 and $3,339,684 and 3,108.0077 and 3,232.6375 fully redeemable units outstanding)	$949.40	$1,033.11
Class B Series 2 – (based on Partners’ Capital of $12,558,422 and $34,346,892 and 16,163.9616 and 39,711.9928 fully redeemable units outstanding)	$776.94	$864.90
Class B Series 3 – (based on Partners’ Capital of $46,078 and $76,578 and 47.0348 and 70.7534 fully redeemable units outstanding)	$979.66	$1,082.32

See Notes to Condensed Financial Statements.

RFMC TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of September 30, 2010 (Unaudited)
_______________

LONG FUTURES CONTRACTS
	Unrealized Gain (Loss), Net	% of Partners’ Capital*
Commodity Futures Industry Sector
Currencies	$293,184	0.821%
Energy	17,721	0.050%
Grains	112,650	0.315%
Interest rates	34,056	0.095%
Metals	479,018	1.342%
Stock indices	41,129	0.115%
Tropical products	108,559	0.304%
Total long futures contracts	$1,086,317	3.042%

SHORT FUTURES CONTRACTS
	Unrealized Gain (Loss), Net	% of Partners’ Capital*
Commodity Futures Industry Sector
Currencies	$(25,318)	(0.071)%
Energy	50,276	0.141%
Grains	26,738	0.075%
Interest rates	405	0.001%
Metals	(2,839)	(0.008)%
Tropical products	(896)	(0.003	) %
Total short futures contracts	$48,366	0.135%
Total futures contracts	$1,134,683	3.177%

________
* No single contract's value exceeds 5% of partners' capital.

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

__________
* No single contract’s value exceeds 5% of partners’ capital.

See Notes to Condensed Financial Statements.

RFMC TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF INCOME (LOSS)
For the Three Months and Nine Months Ended September 30, 2010 and 2009
(Unaudited)
_______________

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
NET INVESTMENT (LOSS)
Income:
Interest income	$15,937	$25,558	$38,267	$230,628
Expenses:
Brokerage commissions	456,538	946,437	1,824,191	2,974,963
Management fees	231,149	393,898	767,214	1,212,598
Professional fees	24,746	83,649	142,677	187,949
Accounting and administrative	40,264	69,966	145,094	248,121
Other expenses	32,152	35,173	126,145	167,972
Total expenses	784,849	1,529,123	3,005,321	4,791,603
Net investment (loss)	(768,912)	(1,503,565)	(2,967,054)	(4,560,975)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures:
Net realized gains (losses) on closed positions	549,518	(7,695,919)	(2,204,471)	(8,260,406)
Change in net unrealized gains (losses) on open positions	369,943	3,266,159	(819,757)	963,004
Net trading profits (losses)	919,461	(4,429,760)	(3,024,228)	(7,297,402)
NET INCOME (LOSS)	$150,549	$(5,933,325)	$(5,991,282)	$(11,858,377)
NET INCOME (LOSS) PER UNIT
(based on weighted average number of units outstanding during the period)
Class A	$41.54	$(694.03)	$(801.13)	$(1,307.35)
Class B – Series 1	$7.73	$(85.59)	$(85.64)	$(165.08)
Class B – Series 2	$0.65	$(80.00)	$(117.06)	$(161.06)
Class B – Series 3	$3.10	$(96.66)	$(128.36)	$(185.95)

See Notes to Condensed Financial Statements.

RFMC TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)
_______________

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Class A
PARTNERS’ CAPITAL, JANUARY 1, 2010	116.8617	$936,983	3,328.8303	$26,690,125	$27,627,108
Subscriptions	3.1695	23,632	235.0545	1,735,515	1,759,147
Redemptions	-	-	(926.8922)	(6,906,719)	(6,906,719)
Net (loss)	-	(82,882)	-	(2,235,811)	(2,318,693)
PARTNERS’ CAPITAL, SEPTEMBER 30, 2010	120.0312	$877,733	2,636.9926	$19,283,110	$20,160,843

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B
PARTNERS’ CAPITAL, JANUARY 1, 2010	3,232.6375	$3,339,684	39,711.9928	$34,346,892	70.7534	$76,578	$37,763,154
Subscriptions	99.5516	95,000	961.4748	777,056	-	-	872,056
Redemptions	(224.1814)	(215,887)	(24,509.5060)	(19,167,956)	(23.7186)	(23,549)	(19,407,392)
Net (loss)	-	(268,068)	-	(3,397,570)	-	(6,951)	(3,672,589)
PARTNERS’ CAPITAL, SEPTEMBER 30, 2010	3,108.0077	$2,950,729	16,163.9616	$12,558,422	47.0348	$46,078	$15,555,229

	CLASS A
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Class A
PARTNERS’ CAPITAL, JANUARY 1, 2009	112.6562	$1,128,608	3,484.3295	$34,906,553	$36,035,161
Subscriptions	3.1937	29,790	351.8991	3,334,629	3,364,419
Redemptions	-	-	(506.3875)	(4,605,660)	(4,605,660)
Net (loss)	-	(148,078)	-	(4,596,183)	(4,744,261)
PARTNERS’ CAPITAL, SEPTEMBER 30, 2009	115.8499	$1,010,320	3,329.8411	$29,039,339	$30,049,659

	CLASS B LIMITED PARTNERS
	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Units	Amount	Class B
PARTNERS’ CAPITAL, JANUARY 1, 2009	3,160.4326	$4,038,256	39,386.8036	$43,442,833	70.7534	$96,665	$47,577,754
Subscriptions	668.9405	796,335	6,831.3074	7,183,079	-	-	7,979,414
Redemptions	(582.5119)	(660,371)	(6,711.2752)	(6,702,139)	-	-	(7,362,510)
Net (loss)	-	(535,089)	-	(6,565,870)	-	(13,157)	(7,114,116)
PARTNERS’ CAPITAL, SEPTEMBER 30, 2009	3,246.8612	$3,639,131	39,506.8358	$37,357,903	70.7534	$83,508	$41,080,542

See Notes to Condensed Financial Statements.

RFMC TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009
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

B.            Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurements and Disclosures.  At September 30, 2010 and December 31, 2009, the Partnership had investments in money market mutual funds of $23,881,347 and $55,446,370, respectively.  Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

C.            Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers at September 30, 2010 and December 31, 2009 consisted of cash on deposit with the brokers of $11,365,978 and $6,528,616, respectively.  The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

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

E.            Brokerage Commissions

The Class A limited partners pay to the General Partner a flat brokerage commission of 4.0% annually of the net asset value of the Class A limited partners’ capital as of the beginning of each month.  Class B limited partners pay to the General Partner a flat brokerage commission equal to the following percentages of each Series’ applicable net asset value:  Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%.  From these amounts, the General Partner paid (1) actual trading commissions incurred by the Partnership of $56,813 and $276,881 for the three and nine months ended September 30, 2010, respectively, and $166,630 and $423,281 for the three and nine months ended September 30, 2009, respectively, and (2) 3.0% to properly registered selling agents as their ongoing compensation for servicing Class B limited partners (and to the extent the amount is less than 3%, the brokerage commissions with respect to such Class B limited partnership interests will be reduced accordingly).

Brokerage commissions charged to each Class or Series of class were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Class A	$201,086	$325,847	$654,885	$1,014,615
Class B – Series 1	22,031	28,529	67,874	86,982
Class B – Series 2	232,848	590,966	1,099,359	1,870,006
Class B – Series 3	573	1,095	2,073	3,360
Total	$456,538	$946,437	$1,824,191	$2,974,963

As of September 30, 2010 and December 31, 2009, $17,753 and $55,153, respectively, were due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

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

There were no incentive fees earned for the three and nine months ended September 30, 2010 or 2009.

H.            Management Fees

The General Partner is paid an annual management fee equal to 1% of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year.  Such annual fee is paid in advance at the beginning of the respective year and is amortized by the Partnership on a straight-line basis over twelve months.  The total management fee paid to the General Partner in 2010 and 2009 was $653,903 and $836,130, respectively.  For the three months and nine months ended September 30, 2010, the Partnership recorded management fee expense earned by the General Partner of $163,476 and $490,427 respectively, and for the three months and nine months ended September 30, 2009, the Partnership recorded management fee expense earned by the General Partner $209,033 and $627,097, respectively.  As of September 30, 2010 and December 31, 2009, the unamortized prepaid management fees were $163,476 and $0, respectively.

In addition to the management fee paid to the General Partner, the Partnership pays to Willowbridge a quarterly trading advisor management fee of 0.25% (1% per year) of the net asset value of the Partnership’s trading asset allocated to Willowbridge.  These fees amounted to $67,673 and $276,787 for the three months and nine months ended September 30, 2010, respectively, and $184,866 and $585,501 for the three months and nine months ended September 30, 2009, respectively.  As of September 30, 2010 and December 31, 2009, $67,673 and $173,527, respectively, were due to Willowbridge.  QIM is not paid a trading advisor management fee.

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

The General Partner charges a 1% initial administrative fee on all limited partner unit subscriptions.  The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion.  Subscription proceeds to the Partnership are recorded net of these charges.  For the three and nine months ended September 30, 2010, no initial administrative fees were paid to the General Partner.  For the three and nine months ended September 30, 2009, the General Partner received initial administrative fees of $2,003 and $3,743, respectively.

L.           Redemptions

Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month with at least ten days written notice to the General Partner.

M.          Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Condensed Statement of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Realized gains (losses) resulting from the translation to U.S. dollars totaled $(6,522) and $(4,932) for the three months and nine months ended September 30, 2010, respectively, and $1,202 and $(29,072) for the three months and nine months ended September 30, 2009, respectively, and are reported as a component of “Net realized gains (losses) on closed positions” in the Condensed Statements of Income (Loss).

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

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels:

		As of September 30, 2010
	Total	Level 1	Level 2	Level 3
Futures contracts	$1,134,683	$1,134,683	N/A	N/A
Money market mutual funds	23,881,347	23,881,347	N/A	N/A
Total Fair Value	$25,016,030	$25,016,030

		As of December 31, 2009
	Total	Level 1	Level 2	Level 3
Futures contracts	$1,954,440	$1,954,440	N/A	N/A
Money market mutual funds	55,446,370	55,446,370	N/A	N/A
Total Fair Value	$57,400,810	$57,400,810

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

	As of September 30, 2010
	Assets	Liabilities	Net
Currencies	$296,791	$(28,925)	$267,866
Energy	67,997	0	67,997
Grains	157,306	(17,918)	139,388
Interest rates	78,638	(44,177)	34,461
Metals	479,018	(2,839)	476,179
Stock indices	48,126	(6,997)	41,129
Tropical products	133,861	(26,198)	107,663
Totals	$1,261,737	$(127,054)	$1,134,683

	As of December 31, 2009
	Assets	Liabilities	Net
Currencies	$1,331,189	$(19,690)	$1,311,499
Energy	90,611	(15,973)	74,638
Grains	94,014	(10,737)	83,277
Interest rates	422,652	(24,654)	397,998
Livestock	14,180	0	14,180
Metals	180,087	(489,780)	(309,693)
Tropical products	404,711	(22,170)	382,541
Totals	$2,537,444	$(583,004)	$1,954,440

Realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Condensed Statements of Income (Loss).

The Partnership’s trading results and information related to the volume of the Partnership’s derivative activity by market sector were as follows:

	For the three months ended September 30, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Round Turn Contracts
Currencies	$491,379	$136,812	$628,191	2,142
Energy	(1,294,983)	86,047	(1,208,936)	1,496
Grains	476,007	201,395	677,402	1,630
Interest rates	1,071,689	(450,116)	621,573	5,244
Livestock	10,050	0	10,050	112
Metals	(239,784)	455,129	215,345	664
Stock indices	(151,303)	89,896	(61,407)	894
Tropical products	186,463	(149,220)	37,243	704
Total	$549,518	$369,943	$919,461	12,886

	For the nine months ended September 30, 2010
	Net Realized Gains(Losses)	Change in Net Unrealized Gains(Losses)	Net Trading Profits (Losses)	Number of Round Turn Contracts
Currencies	$2,164,946	$(1,043,633)	$1,121,313	12,370
Energy	(4,437,890)	(6,641)	(4,444,531)	7,548
Grains	(215,861)	56,111	(159,750)	11,438
Interest rates	1,875,717	(363,537)	1,512,180	23,374
Livestock	(28,620)	(14,180)	(42,800)	726
Metals	(1,806,023)	785,872	(1,020,151)	3,860
Stock Indices	(575,505)	41,129	(534,376)	4,348
Tropical products	818,765	(274,878)	543,887	3,284
Total	$(2,204,471)	$(819,757)	$(3,024,228)	66,948

	For the three months ended September 30, 2009
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Round Turn Contracts
Currencies	$(3,478,803)	$1,838,714	$(1,640,089)	7,762
Energy	(3,915,160)	186,007	(3,729,153)	4,970
Grains	94,999	108,069	203,068	4,918
Interest rates	(809,550)	763,155	(46,395)	10,644
Livestock	26,770	(96,330)	(69,560)	526
Metals	409,550	413,248	822,798	1,912
Tropical products	(23,725)	53,296	29,571	1,456
Total	$(7,695,919)	$3,266,159	$(4,429,760)	32,188

	For the nine months ended September 30, 2009
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Round Turn Contracts
Currencies	$(2,391,815)	$1,428,578	$(963,237)	16,574
Energy	(2,617,958)	(579,181)	(3,197,139)	9,776
Grains	659,394	105,398	764,792	16,606
Interest rates	(3,512,571)	(654,823)	(4,167,394)	28,196
Livestock	(129,500)	(21,890)	(151,390)	1,056
Metals	659,624	474,758	1,134,382	5,716
Tropical products	(927,580)	210,164	(717,416)	5,434
Total	$(8,260,406)	$963,004	$(7,297,402)	83,358

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

B.            Fair Value

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Condensed Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Condensed Statements of Income (Loss).  Open contracts generally mature within 90 days; as of September 30, 2010 and December 31, 2009, the latest maturity dates for open contracts are December 2011 and September 2010, respectively.

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

6.           FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the periods presented:

	Three Months Ended September 30, 2010
	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance (for a Unit outstanding for the entire period)

Net Asset Value, Beginning of the period	$7,271.14	$941.67	$776.41	$976.55
Profit/(loss) from operations
Net investment (loss)	(131.53)	(14.68)	(17.88)	(20.09)
Net trading profit	172.93	22.41	18.41	23.20
Net profit	41.40	7.73	0.53	3.11
Net Asset Value, End of the period	$7,312.54	$949.40	$776.94	$979.66
Total Return(1) (3)	0.57%	0.81%	0.07%	0.32%
Supplemental Data
Ratios to average net asset value Expenses(2)	7.38%	6.38%	9.37%	8.38%
Net investment (loss) (2)	(7.22)%	(6.21)%	(9.20)%	(8.21)%

	Nine Months Ended September 30, 2010
	Class A	Class B Series 1	Class B Series 2	Class B Series 3

Per Unit Operating Performance (for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$8,017.87	$1,033.11	$864.90	$1,082.32
Profit/(loss) from operations
Net investment (loss)	(396.39)	(43.95)	(54.68)	(61.15)
Net trading (loss)	(308.94)	(39.76)	(33.28)	(41.51)
Net (loss)	(705.33)	(83.71)	(87.96)	(102.66)
Net Asset Value, End of the period	$7,312.54	$949.40	$776.94	$979.66
Total Return(1) (3)	(8.80)%	(8.10)%	(10.17)%	(9.49)%
Supplemental Data
Ratios to average net asset value Expenses (2)	7.19%	6.19%	9.17%	8.19%
Net investment (loss) (2)	(7.08)%	(6.08)%	(9.07)%	(8.09)%

	Three Months Ended September 30, 2009
Per Unit Operating Performance (for a Unit outstanding for the entire period)	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Net Asset Value, Beginning of the period	$9,410.99	$1,206.40	$1,025.68	$1,276.93
Profit (loss) from operations
Net investment (loss)	(158.36)	(17.39)	(22.20)	(24.57)
Net trading (loss)	(531.69)	(68.19)	(57.87)	(72.09)
Net (loss)	(690.05)	(85.58)	(80.07)	(96.66)
Net Asset Value, End of the period	$8,720.94	$1,120.82	$945.61	$1,180.27
Total Return(1) (3)	(7.33)%	(7.09)%	(7.81)%	(7.57)%
Supplemental Data
Ratios to average net asset value Expenses (2)	7.31%	6.07%	9.07%	8.07%
Net investment (loss) (2)	(7.17)%	(5.94)%	(8.94)%	(7.94)%

	Nine Months Ended September 30, 2009
Per Unit Operating Performance (for a Unit outstanding for the entire period)	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Net Asset Value, Beginning of the period	$10,018.16	$1,277.75	$1,102.98	$1,366.22
Profit/(loss) from operations
Net investment (loss)	(465.88)	(50.79)	(66.25)	(72.81)
Net trading (loss)	(831.34)	(106.14)	(91.12)	(113.14)
Net (loss)	(1,297.22)	(156.93)	(157.37)	(185.95)
Net Asset Value, End of the period	$8,720.94	$1,120.82	$945.61	$1,180.27
Total Return(1) (3)	(12.95)%	(12.28)%	(14.27)%	(13.61)%
Supplemental Data
Ratios to average net asset value Expenses (2)	7.21%	6.23%	9.30%	8.11%
Net investment (loss) (2)	(6.81)%	(5.83)%	(8.90)%	(7.72)%

Total returns are calculated based on the change in value of a unit during the periods presented.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.
___________
(1)
Total return is derived as ending net asset value less beginning net asset value divided by beginning net asset value, and excludes the effect of sales commissions and initial administrative charges on subscriptions.

(2)	Annualized.
(3)	Not annualized.

7.  CONTINGENCIES

The General Partner and its principal are parties to an arbitration proceeding being conducted before the National Futures Association between the General Partner and its principal, on the one hand, and Aspen Partners, Ltd. (“Aspen”), on the other hand (Arbitration No.: 09-ARB-181), relating to an agreement pursuant to which Aspen marketed the Partnership’s interests.  The General Partner is not aware of any other pending legal proceedings to which either the General Partner or the Partnership is a party or to which any of their assets are subject. The initial arbitration hearing was held on October 25, 2010, to arbitrate Aspen’s claims that it had not been accurately paid after termination of the agreement for accounts that Aspen may have introduced to the Partnership prior to such termination.  No claims were made that the General Partner or its principal mismanaged or in any way acted improperly with respect to the Partnership.   The claims involve complex issues relating to liability, damages and other matters that are subject to substantial uncertainty and, therefore, the probability of loss, if any, and an estimation of damages are difficult to ascertain.  Consequently, the General Partner believes that it cannot reasonably estimate the possible exposure or loss to itself and/or the Partnership (directly or indirectly, including as a possible result of the application of the indemnity provisions set forth in the Partnership’s Limited Partnership Agreement).  The General Partner believes that it has substantial and meritorious defenses in the proceeding; however, because such matters are unpredictable and excessive awards do occur, any future award or settlement could have a material adverse effect on the General Partner’s and/or the Partnership’s operations, and there can be no assurance that any such award or settlement would not have a material adverse effect on the General Partner and/or the Partnership.  The actual award will not be known until the arbitration panel issues it and there is no certainty as to what that actual award might be. A decision is expected on or about December 22, 2010. Unlike litigation in a courtroom setting, a party in an arbitration proceeding has extremely limited rights of appeal so any determination by the arbitration panel will most likely be final.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2010 and 2009

For the quarter ended September 30, 2010, the Partnership had total profits comprised of net trading profits representing $549,518 in realized gains on closed positions, and $369,943 in change in net unrealized gains (losses) on open positions, and $15,937 in interest income. For the same quarter in 2009 the Partnership had total losses comprised of net trading losses representing $(7,695,919) in realized losses on closed positions, and $3,266,159 in change in net unrealized gains (losses) on open positions, and $25,558 in interest income.

In July 2010, the Partnership had a net gain of $19,760.  The Partnership’s positions in wheat, foreign currencies and sugar produced gains.  The Partnership’s positions in silver and the energy complex produced losses.  In August 2010, the Partnership had a net gain of $207,721.   The Partnership’s positions in global fixed income markets, natural gas and the Japanese Yen were profitable.  The Partnership’s positions in gasoline, heating oil, coffee and silver produced losses.  In September 2010, the Partnership recorded a net loss of $(76,932).  The Partnership’s positions in the energy complex and European fixed income markets produced losses.  The Partnership’s positions in silver, the Australian Dollar, gold and copper produced gains.

In July 2009, the Partnership was unprofitable. The Partnership had losses in the Swiss Franc, crude oil, the Euro, soybeans and US fixed income markets; the Partnership had gains in copper, the Canadian Dollar and natural gas. The Partnership recorded a net loss of $(2,324,371). In August 2009, the Partnership was unprofitable. The Partnership had losses in the energy complex, the Euro, cocoa and the Swiss Franc; the Partnership had gains in sugar, copper and UK fixed income markets. The Partnership recorded a net loss of $(2,598,371). In September 2009, the Partnership was unprofitable. The Partnership had losses in copper, the energy complex and sugar; the Partnership had gains in the Japanese Yen, silver, the Australian Dollar, the Swiss Franc and wheat. The Partnership recorded a net loss of $(1,010,583).

For the quarter ended September 30, 2010, the Partnership had expenses comprised of $456,538 in brokerage commissions (including clearing and exchange fees), $0 in incentive fees, $231,149 in management fees, $24,746 in professional fees, $40,264 in accounting and administrative fees and $32,152 in other expenses. For the same quarter in 2009, the Partnership had expenses comprised of $946,437 in brokerage commissions (including clearing and exchange fees), $0 in incentive fees, $393,898 in management fees, $83,649 in professional fees, $69,966 in accounting and administrative fees and $35,173 in other expenses. Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership’s reporting requirements under Securities Exchange Act of 1934, as amended.

As a result of the activity discussed above, the Partnership recorded a net gain of $150,549 for the quarter ended September 30, 2010 compared to a net loss of $(5,933,325) for the same quarter in 2009.

At September 30, 2010, the net asset value of the Partnership was $35,716,072 compared to its net asset value of $65,390,262 at December 31, 2009.

During the quarter, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material.

Comparison of the Nine Months Ended September 30, 2010 and 2009

For the nine months ended September 30, 2010, the Partnership had total losses comprised of net trading losses representing $(2,204,471) in realized losses on closed positions, and $(819,757) in change in net unrealized gains (losses) on open positions, and $38,267 in interest income. For the same period in 2009 the Partnership had total losses comprised of net trading losses representing $(8,260,406) in realized losses on closed positions, and $963,004 in change in net unrealized gains (losses) on open positions, and $230,628 in interest income.

In January 2010, the Partnership had a loss. The Partnership had losses on its positions in the Japanese Yen, US fixed income markets, the energy sector and copper; the Partnership generated profits in the Euro, sugar and soybeans. The Partnership recorded a net loss of $(2,707,389). In February 2010, trading was unprofitable as the Partnership had losses in the energy sector, the Australian Dollar, gold and sugar; the Partnership had gains in EUR/JPY, the British Pound, and the Euro.  The Partnership recorded a net loss of $(1,694,610). In March 2010, trading was not profitable. The Partnership had losses in silver, EUR/JPY, the Swiss Franc, and US fixed income markets; the Partnership had gains in natural gas, sugar, wheat and corn. The Partnership recorded a net loss of $(925,727). In April 2010, the Partnership had a net loss of $(730,662). The Partnership’s positions in natural gas, EUR/JPY, copper and crude oil produced losses.  The Partnership’s positions in heating oil, gold, Euro Bund and sugar generated gains.   In May 2010, the Partnership had a net gain of $233,522.   The Partnership’s positions in EUR/USD, EUR/JPY Swiss Franc and US and UK fixed income markets were profitable.  The Partnership’s positions in silver, natural gas, Japanese Yen and heating oil produced losses.  In June 2010, the Partnership recorded a net loss of $(316,965).  The Partnership’s positions in copper, Canadian Dollar and natural gas produced losses.  The Partnership’s positions in coffee, global fixed income markets and silver produced gains.  In July 2010, the Partnership had a net gain of $19,760.  The Partnership’s positions in wheat, foreign currencies and sugar produced gains.  The Partnership’s positions in silver and the energy complex produced losses.    In August 2010, the Partnership had a net gain of $207,721. The Partnership’s positions in global fixed income markets, natural gas and the Japanese Yen were profitable.  The Partnership’s positions in gasoline, heating oil, coffee and silver produced losses.    In September 2010, the Partnership had a loss of $(76,932). The Partnership’s positions in the energy complex and European fixed income markets produced losses.  The Partnership’s positions in silver, the Australian Dollar, gold and copper produced gains.

In January 2009, the Partnership had a loss. The Partnership produced losses on its positions in Japanese Yen, US, Japanese and European fixed income markets and copper; the Partnership generated profits in the Euro, natural gas and silver. The Partnership recorded a net loss of $(2,149,279). In February 2009, trading was unprofitable as the Partnership had losses in gasoline, the Euro, copper, crude oil and the Australian Dollar; the Partnership had gains the Japanese Yen, silver, coffee, gold and natural gas. The Partnership recorded a net loss of $(2,665,073). In March 2009, trading was not profitable. The Partnership had losses in US fixed income markets, Swiss Franc, British Pound, gold, crude oil, the Euro and the soybean complex; the Partnership had gains in EUR/JPY, copper and the Australian Dollar. The Partnership recorded a net loss of $(5,673,836). In April 2009, the Partnership was unprofitable. The Partnership had losses in the Swiss Franc, the Euro and the Japanese Yen, silver, UK and European fixed income markets and corn; there were gains in copper, the Australian Dollar, natural gas, soybeans and Japanese fixed income markets. The Partnership recorded a net loss of $(3,070,421). In May 2009, the Partnership was very profitable. The Partnership had gains in RBOB gasoline, crude oil, silver, the British Pound, the Canadian Dollar, the Australian Dollar and soybeans; there were losses in natural gas, cocoa and European fixed income markets. The Partnership recorded net income of $11,124,045. In June 2009, the Partnership was unprofitable. The Partnership had losses in silver, the Swiss Franc, the Canadian Dollar, coffee and soybeans; there were gains in corn, Japanese fixed income markets and crude oil. The Partnership recorded a net loss of $(3,490,488).  In July 2009, the Partnership was unprofitable. The Partnership had losses in the Swiss Franc, crude oil, the Euro, soybeans and US fixed income markets; the Partnership had gains in copper, the Canadian Dollar and natural gas. The Partnership recorded a net loss of $(2,324,371). In August 2009, the Partnership was unprofitable. The Partnership had losses in the energy complex, the Euro, cocoa and the Swiss Franc; the Partnership had gains in sugar, copper and UK fixed income markets. The Partnership recorded a net loss of $(2,598,371). In September 2009, the Partnership was unprofitable. The Partnership had losses in copper, the energy complex and sugar; the Partnership had gains in the Japanese Yen, silver, the Australian Dollar, the Swiss Franc and wheat. The Partnership recorded a net loss of $(1,010,583).

For the nine months ended September 30, 2010, the Partnership had expenses comprised of $1,824,191 in brokerage commissions (including clearing and exchange fees), $0 in incentive fees, $767,214 in management fees, $142,677 in professional fees, $145,094 in accounting and administrative fees and $126,145 in other expenses. For the same nine month period in 2009, the Partnership had expenses comprised of $2,974,963 in brokerage commissions (including clearing and exchange fees), $0 in incentive fees, $1,212,598 in management fees, $187,949 in professional fees, $248,121 in accounting and administrative fees and $167,972 in other expenses.  Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net loss of $(5,991,282) for the nine months ended September 30, 2010, as compared to a net loss of $(11,858,377) for the same period in 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership’s primary business activities. The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership’s open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on a timely basis of mark-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings, whether realized or unrealized. The Partnership’s total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership’s existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of September 30, 2010, by market sector:

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

Commodity

The Partnership’s primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisors will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to the energy markets (natural gas, crude oil, heating oil and unleaded gasoline) as of September 30, 2010, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of Commodity Interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used September 30, 2010 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership’s market risk exposures (interest rate, currency rate, and commodity price) instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

•	The prices of the Partnership’s positions resulting from a 10% change in interest rates.

•	The U.S. dollar equivalent balances of the Partnership’s currency exposures due to a 10% shift in currency exchange rates.

•
The market value of the Partnership’s Commodity Interests due to a 10% change in the price of the Commodity Instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has disclosed the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of September 30, 2010.

The potential loss in earnings for each market risk exposure as of September 30, 2010 was approximately:

Trading portfolio:

Commodity price risk	$331,459
Interest rate risk	$123,035
Currency exchange rate risk	$158,507

Item 4. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon that evaluation, the General Partner has concluded that the Partnership’s disclosure controls and procedures were effective as of the end of the period covered by this report in timely alerting the General Partner to material information related to the Partnership that is required to be included in the Partnership’s periodic filings with the SEC. During the third quarter of 2010, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The General Partner and its principal are parties to an arbitration proceeding being conducted before the National Futures Association between the General Partner and its principal, on the one hand, and Aspen Partners, Ltd. (“Aspen”), on the other hand (Arbitration No.: 09-ARB-181), relating to an agreement pursuant to which Aspen marketed the Partnership’s interests.  The General Partner is not aware of any other pending legal proceedings to which either the General Partner or the Partnership is a party or to which any of their assets are subject. The initial arbitration hearing was held on October 25, 2010, to arbitrate Aspen’s claims that it had not been accurately paid after termination of the agreement for accounts that Aspen may have introduced to the Partnership prior to such termination.  No claims were made that the General Partner or its principal mismanaged or in any way acted improperly with respect to the Partnership.   The claims involve complex issues relating to liability, damages and other matters that are subject to substantial uncertainty and, therefore, the probability of loss, if any, and an estimation of damages are difficult to ascertain.  Consequently, the General Partner believes that it cannot reasonably estimate the possible exposure or loss to itself and/or the Partnership (directly or indirectly, including as a possible result of the application of the indemnity provisions set forth in the Partnership’s Limited Partnership Agreement).  The General Partner believes that it has substantial and meritorious defenses in the proceeding; however, because such matters are unpredictable and excessive awards do occur, any future award or settlement could have a material adverse effect on the General Partner’s and/or the Partnership’s operations, and there can be no assurance that any such award or settlement would not have a material adverse effect on the General Partner and/or the Partnership.  The actual award will not be known until the arbitration panel issues it and there is no certainty as to what that actual award might be. A decision is expected on or about December 22, 2010. Unlike litigation in a courtroom setting, a party in an arbitration proceeding has extremely limited rights of appeal so any determination by the arbitration panel will most likely be final.

Item 1A. Risk Factors

There are no material changes from the risk factors disclosed in the Partnership’s latest Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of September 30, 2010, 22,076.0279 Partnership Units were held by 649 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2010 through September 30, 2010, a total of 1,299,2504 Partnership Units were subscribed for the aggregate subscription amount of $2,631,203. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2010	$208,085
February 2010	$404,792
March 2010	$233,906
April 2010	$302,591
May 2010	$442,731
June 2010	$83,432
July 2010	$330,033
August 2010	$368,928
September 2010	$256,705

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

RFMC TACTICAL ADVISORS FUND, L P

Date: November 22, 2010	By: /s/ Robert L. Lerner Robert L. Lerner President, Principal Executive Officer and Principal Financial Officer