Form 10-K
period 2010-12-31
BRIDGETON TACTICAL ADVISORS FUND, LP
filed 2011-04-01
CIK 794775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File Number: 0-23529

BRIDGETON TACTICAL ADVISORS FUND, LP
(Exact name of registrant as specified in its charter)

Delaware	22-2678474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7535 Windsor Drive, Suite A205 Allentown, PA 18195 (Address of principal executive offices) (Zip Code)
(610) 366-3922
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

☒Yes ☐ No

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

Yes o No o

The Partnership’s limited partnership interests are not traded on any market and, accordingly, do not have an aggregate market value.  As of January 31, 2011 the net asset value of the limited partnership interests of the registrant held by non-affiliates of the registrant was approximately $23,282,833.

PART I

ITEM 1. Business.

Summary

Bridgeton Tactical Advisors Fund, LP (formerly called RFMC Tactical Advisors Fund, LP and RFMC Willowbridge Fund, L.P., the “Partnership”) is a limited partnership organized under the Delaware Revised Uniform Limited Partnership Act. The Partnership’s business is to engage in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts, and forward contracts (“Commodity and Futures Contracts”).  The Partnership may also invest in entities (including without limitation other partnerships, separate managed accounts, exchange traded funds or other types of funds) that primarily trade in exchange traded securities, options on exchange traded securities, exchange traded funds or Commodity and Futures Contracts.   The objective of the Partnership is the appreciation of its assets through speculative trading.

From the Partnership’s start until February 1, 2011, Ruvane Fund Management Corporation, a Delaware corporation (“Ruvane” or the “General Partner” for periods prior to March 1, 2011), was the sole general partner of the Partnership.  From that date until March 1, 2011, Bridgeton Fund Management, LLC (“Bridgeton” of the “General Partner” for periods on or after March 1, 2011) was a co-general partner of the Partnership with Ruvane.  Effective March 1, 2011, Bridgeton is the sole general partner or the Partnership.  During 2010 and 2009, the Partnership and Ruvane maintained their principal business office at 4 Benedek Road, Princeton, New Jersey 08540. Bridgeton and the Partnership’s current address is 7535 Windsor Drive, Suite A205, Allentown, PA 18195 and the telephone number for the Partnership and General Partner is (610) 366-3922, the facsimile number is (610) 366-3990, and their e-mail address is info@bridgetonfunds.com and the General Partner’s website is www.bridgetonfunds.com.

The General Partner has been registered with the Commodity Futures Trading Commission (“CFTC”) pursuant to the Commodity Exchange Act (“CEA”) as a Commodity Pool Operator (“CPO”) since January 11, 2011 and has been a member of the National Futures Association (“NFA”) since January 11, 2011. The General Partner has selected Willowbridge Associates Inc. (“Willowbridge”) and Quantitative Investment Management LLC (“QIM”, and collectively with Willowbridge, the “Advisors”) as the Partnership’s trading advisors. Willowbridge’s main business address is 101 Morgan Lane, Suite 180, Plainsboro, New Jersey 08536 and its telephone number is (609) 936-1100. Willowbridge has been registered as a CPO and a CTA pursuant to the CEA since May 3, 1988 and is a member of the NFA in such capacities.  QIM’s address is 401 East Market Street, Suite 104, Charlottesville, VA 22902 and its telephone number is (434) 817-4800.  QIM has been registered as a CTA with the CFTC since January 16, 2004 .  QIM became a member of the NFA on January 16, 2004. QIM registered with the NFA as a CPO on April 1, 2005.  All trading decisions regarding the Partnership are made by the Advisors. See “The Advisors.”

Since the Partnership’s inception in April 1991 through March 1, 2010, the General Partner allocated the Partnership’s capital entirely to Willowbridge’s Primary Program.  On March 1, 2010, the General Partner made an allocation of $20 million (approximately 35% of the net assets of the Partnership as of March 1, 2010) to QIM’s Global Program.  The General Partner believes QIM’s Global Program has the potential to deliver important diversification benefits when combined with Willowbridge’s Primary Program.  Willowbridge’s Primary Program utilizes trading strategies that focus on capturing directional price movements over medium to longer term time horizons.  QIM’s Global Program utilizes multiple trading strategies over various time horizons, particularly shorter timeframes.   The Partnership engages in the speculative trading of Commodity and Futures Contracts and entities (including without limitation other partnerships, separate managed accounts, exchange traded funds or other types of funds) that primarily trade in exchange traded securities, options on exchange traded securities, exchange traded funds or Commodity and Futures Contracts.  The General Partner believes that the combination of several investment strategies and global market exposure reduces the Partnership’s dependence on the success of any single strategy while positioning the Partnership to participate in economic trends in different markets. Nonetheless, in many cases the markets traded by the individual trading strategies overlap and the positions held by the Partnership at any particular point in time may result in different concentrations in any group of markets, which may reduce the diversification of the Partnership’s investments.

The Partnership is designed to permit investors to participate in the financial advantages presented by trading in Commodity and Futures Contracts. However, trading in Commodity and Futures Contracts does entail significant risks, and it is possible that an investor in the Partnership could lose its entire investment. Trading in Commodity and Futures Contracts is speculative, volatile and highly leveraged and may be riskier and more volatile than many other investments. Further, the Partnership is obligated to pay trading and operational expenses and pay incentive fees, if any, which could materially affect the net results of an investment in the Partnership by reducing net profits or increasing net losses, and the Partnership will be required to make trading profits in the amount of such charges and fees, less interest earned, to avoid depletion or exhaustion of its assets and to generate any profits for the Partnership and the Limited Partners. There can be no assurance that the Partnership will achieve any profits.

In accordance with the Amended and Restated Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the Partnership offers Class A and Class B limited partnership interests in private offerings pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended. The Partnership will offer the interests up to an aggregate of $100,000,000, subject to increase by the General Partner in increments of $10,000,000 after notice to the limited partners of the Partnership.

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

The General Partner is responsible for the allocation of the Partnership’s capital among various investment programs. The Partnership’s capital currently is allocated to Willowbridge’s Primary Investment Program and QIM’s Global Program. See “Trading Programs.” The General Partner, in the future, may allocate the Partnership’s assets to other trading programs. In addition, an affiliate of the General Partner is the introducing broker for the Partnership.  Under the terms of the Amended and Restated Limited Partnership Agreement of the Partnership (the “Partnership Agreement”), the General Partner maintains a general partner contribution of $1,000 to the Partnership. The individual principals of the General Partner are Robert L. Lerner, Stephen J. Roseme and Jeffrey Brian Mokychic.  The trading principals are Mr. Lerner and Mr. Roseme.  See “Directors and Executive Officers.”

Futures Trading

Futures contracts are contracts made on or through a commodity exchange and provide for future delivery of agricultural and industrial commodities, precious metals, foreign currencies or financial instruments, and in the case of certain contracts, such as stock index futures contracts and Eurodollar futures contracts, provide for cash settlement. Such contracts are uniform for each commodity on each exchange and vary only with respect to price and delivery time. A contract to buy or sell may be satisfied either by making or taking delivery of the commodity and payment or acceptance of the entire purchase price therefore, or by offsetting the obligation with a contract containing a matching contractual obligation on the same (or a linked) exchange prior to delivery. In futures and forward trading, capital is not used to acquire a physical asset but only as security for the payment of losses incurred in open positions. United States commodity exchanges individually or, in certain limited situations, in conjunction with certain foreign exchanges, provide a clearing mechanism to facilitate the matching of offsetting trades. Once trades made between members of an exchange have been confirmed, the clearinghouse is substituted for the clearing member acting on behalf of each buyer and each seller of contracts traded on the exchange and in effect becomes the other party to the trade. Thereafter, each clearing member party to the trade looks only to the clearinghouse for performance. Clearinghouses do not deal with customers, but only with member firms, and the “guarantee” of performance under open positions provided by the clearinghouse does not extend to customers. If a customer’s commodity broker becomes bankrupt or insolvent, or otherwise defaults on such broker’s obligations to such customer, the customer in question may not receive all amounts owing to such customer in respect of trading, despite the clearinghouse fully discharging all of its obligations.

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

The General Partner allocates the Partnership’s capital to investment programs of the Advisors, which use a mix of trading strategies that (i) have demonstrated the ability to achieve long-term trading success and (ii) enhance the diversification characteristics of the account. The General Partner measures the success of an investment program by its trading and research results and experience.

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

Neither the Partnership nor the General Partner has any employees.  Fund administration, calculation of the net asset value and management information systems are provided by NAV Consulting, Inc., and marketing and client services are provided by Bridgeton Global Investors, Inc., an affiliate of the General Partner.

The Advisors

Willowbridge

Willowbridge is a global trading advisor, managing approximately $1.09 billion in aggregate nominal account size (U.S. $1.01 billion of actual funds) as of February 1, 2011  in futures, forward, spot and option contracts and related instruments for international banks, brokerage firms, pension funds, institutions and high net worth individuals. Willowbridge was organized as a Delaware corporation in January 1988 and trades on a 24-hour basis in over 70 markets worldwide. The primary activity of Willowbridge is to buy, sell (including short sales), make a spread or otherwise trade in Commodity Interests. Willowbridge may, to a limited extent, also trade in other instruments. The trading principals of Willowbridge are Philip L. Yang, Michael Y. Gan, and James A. Datri. See “Directors and Executive Officers.”

QIM

 QIM is a Virginia limited liability corporation formed on May 27, 2003.  The trading principals of QIM are Jaffray Woodriff, Michael Geismar and Greyson Williams. QIM uses a proprietary predictive framework to trade its Global Program, a short-term managed futures strategy that trades 54 contracts in 6 sectors worldwide.  Total nominal assets in the Global Program as of February 11, 2011 were approximately $4.93 billion, including about $1.38 billion in the Quantitative Global Funds (about $628 million actual equity), about $708 million proprietary (about $142 million actual equity) and $2.99 billion in 42 client managed accounts. QIM's predictive research is also utilized by a long-short hedge fund with approximately $474 million in equity.

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

Vulcan determines, on a daily basis, whether to be long, short or flat or/in each of the various markets in its portfolio.  The Vulcan portfolio traded for the Primary Investment Program includes:

Grains:	Corn, Wheat, Soybeans, Soybean Meal, Soybean Oil
Precious Metals:	Gold, Silver
General:	Crude Oil, Heating Oil, Unleaded Gasoline, Natural Gas, Copper, Sugar, Coffee, Cocoa, Cotton, Live Cattle
Domestic Financial Instruments:	Treasury Bonds, Treasury Notes, Eurodollars
Foreign Financial Instruments:	EuroYen, Japanese Bonds, Australian T-Bills, Australian T-Bonds, Short-Sterling, Gilts, Euribor, Euro-Swiss, Euro-Bunds, Euro-Bobls, Euro-Shatz
Currencies:	Pound Sterling, Canadian Dollar, Swiss Franc, Japanese Yen, Australian Dollar, Euro Currency EuroYen, EuroPound

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

Markets Traded

QIM may trade in some or all of the following markets:

Currencies
British Pound
Euro Currency
Japanese Yen
Canadian Dollar
Australian Dollar
Mexican Peso
Swiss Franc
US Dollar Index

Energies
Crude Oil
Brent Crude Oil
RBOB Gasoline
Natural Gas
Heating Oil
WTI Crude
GasOil

Grains
Corn
Soybeans
Wheat
Soybean Meal
Soybean Oil
Live Cattle
Cocoa
Coffee
Cotton
Sugar

Stock Indices
E-mini S&P 500 (USA)
E-mini Nasdaq 100 (USA)
E-mini Dow (USA)
E-mini S&P MidCap 400 (USA)
Russell 2000 Mini (USA)
Dax (Germany)
DJ Euro Stoxx 50 (Europe)
FTSE 100 (Great Britain)
Nikkei 225 (Japan)
Nikkei 225 (SIMEX)
Nikkei 225 (OSE)
KOSPI Hang Seng (Hong Kong) S&P ASX
200 (Australia)
MSCI Taiwan
MSCI Singapore
CAC-40 (France)
S&P CNX Nifty Index (India)
TOPIX

Interest Rates
US 10 Year Note
US 2 Year Note
US 5 Year Note
Eurodollar
Euro-Bund
Euribor
Euro-Schatz
Euro-Bobl
Long Gilt
Short Sterling
JGB
US Treasury Bond
Ultra T-Bond

Metals
Gold
Silver
Copper
Palladium
Platinum

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

The Commodity Brokers and Introducing Broker

The Partnership executes and clears trades in futures and commodity options through ADM Investor Services, Inc. (“ADMIS”), Newedge USA, LLC (“NUSA”) and other unaffiliated clearing brokers selected by the General Partner. The General Partner may retain additional or substitute clearing brokers in the future.

ADMIS is a registered futures commission merchant and is a member of the NFA. Its main office is located at 141 W. Jackson Blvd., Suite 1600A, Chicago, IL 60604.

NUSA is a registered futures commission merchant and is a member of the NFA.  Its main office is located at 550 West Jackson, Suite 500, Chicago,, IL 60661.

Bridgeton Global Investor Services, Inc. (“Bridgeton Global”) is the Partnership’s introducing broker and will introduce the Partnership’s account to the clearing brokers in exchange for receiving a portion of the brokerage commissions charged by the clearing brokers. Bridgeton Global is an affiliate of the General Partner.  Each of ADMIS and NUSA acts only as clearing broker for the Partnership and as such is paid commissions for executing and clearing trades on behalf of the Partnership. None of ADMIS, NUSA nor Bridgeton will act in any supervisory capacity with respect to the General Partner or participate in the management of the General Partner or the Partnership.

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

The clearing brokers must comply with the settlement procedures established by the clearinghouse of each exchange where the clearing broker is a clearing member. The rules of exchange vary, but at a minimum the exchange guarantees performance on every contract to each of its clearing members. Thus, once a trade between two clearing members is matched by the exchange, the rights and obligations under the futures or options contract do not run between the original buyer and seller, but between the clearing member and the seller of the contract, and between the clearing member and the buyer. The clearinghouse sets a settlement price for settling all accounts between clearing members for each contract month. Unliquidated positions on outstanding contracts are marked to market at least once a day via midday and/or morning calls to determine any additional margin requirements. In general, a clearinghouse is backed by the membership and will act in the event of non-performance by one of its members or one of the member’s customers, the intent of which is to significantly reduce credit risk. If a clearing broker is not a member of an exchange clearinghouse, it will comply with the settlement procedures established with the actual carrying brokers and will operate through them. Settlement of calls on such contracts may take an extra day on U.S. exchanges or two extra days on non-U.S. exchanges. Additional margin requirements are wire-transferred by the clearing brokers to the appropriate clearinghouse. During the years ended December 31, 2010 and 2009, the Partnership had no material credit risk exposure to a counterparty that is a foreign commodities exchange.

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

The Advisors

Management Fee

The Partnership pays to Willowbridge a quarterly management fee of 0.25% (1% per year) on the monthly trading level, which is generally determined as a percentage of the Partnership’s month-end Net Assets (as defined below) allocated to Willowbridge for each month during such quarter.  The Partnership does not pay a management fee to QIM.

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

Selling Agent

An investor in a Class A Interest who subscribes through a selling agent may be charged a sales commission determined by the selling agent. In no event, however, will such sales commission exceed 4% of the subscription amount. The sales commission is paid directly to the selling agent on behalf of the investor in the Partnership. Selling agents may also receive a portion of the commodity brokerage commission from the Partnership’s commodity brokers.

Dealers

Dealers will not charge the Partnership commissions, but are compensated from the bid/offer spread that is quoted in dealing with the Partnership. A customary mark-up is included in the price of the forward or spot contract or the premium in the case of an option contract.

Others

The General Partner will pay expenses of the continuing offering of Limited Partnership Units (consisting primarily of printing fees), estimated to be approximately $25,000 per year. The ordinary administrative expenses actually incurred by the Partnership, including periodic legal, accounting and auditing fees, and other administrative expenses and fees, which are estimated to be approximately $590,000 per year (excluding any extraordinary expenses), will be borne by the Partnership.

Trading For Own Account

The General Partner, its principals and their affiliates currently do not, but may in the future, trade Commodity Interests for their own accounts. Limited Partners will not be permitted to inspect the records of such trades. The Advisors, their respective principals and their respective affiliates also may trade Commodity and Futures Contracts for their own accounts. The records and the results of the proprietary trading by the Advisors and their respective principals will not be made available for inspection by the Limited Partners because of their confidential nature.

Neither the Partnership nor the General Partner has any employees.  Fund administration, calculation of the net asset value and management information systems are provided by NAV Consulting, Inc., and marketing and client service are provided by Bridgeton Global.

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

Affiliation of the General Partner with Bridgeton Global

The General Partner is affiliated with Bridgeton Global, the introducing broker for the Partnership.  Accordingly, the General Partner may have a conflict of interest between doing what the General Partner believes will be most advantageous to the Partnership and retaining Bridgeton Global as an introducing broker for the Partnership and earning fees for Bridgeton Global.

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

Trading by Affiliates of the General Partner for Their Own Accounts

The trading principals of the General Partner and their families and affiliates also may trade for their own accounts. Results of such trading will not be made available to Limited Partners because of the confidential nature of such records. In addition, the General Partner, its trading principals or their affiliates may serve as the general partner or sponsor for other investment vehicles engaged in the trading of instruments and contracts similar to those traded by the Partnership. Such vehicles may hold positions either similar or opposite to the positions taken by the Partnership, and the compensation received by the General Partner, its principal or their affiliates from such other vehicles may differ from the compensation received from the Partnership.

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

ITEM 1A. Risk Factors.

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this item.

ITEM 1B. Unresolved Staff Comments.

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this item.

ITEM 2. Properties.

The Partnership does not own or lease any physical properties. The Partnership’s office is located within the office of the General Partner, at 7535 Windsor Drive, Suite A205, Allentown, PA 18195.

ITEM 3. Legal Proceedings.

There are no pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

ITEM 4. Removed and Reserved.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities.

There currently is no established public trading market for the Limited Partnership Units. As of December 31, 2010, 14,463.9414 Partnership Units were held by 516 Limited Partners and the General Partner.

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

From January 1, 2010 through December 31, 2010, 1,361.342 Partnership Units were subscribed for the aggregate net subscription amount of $2,917,111. Details of the subscriptions of these Partnership Units are as follows:

Amount of Subscriptions
January 2010	$208,085
February 2010	$404,792
March 2010	$233,906
April 2010	$302,591
May 2010	$442,731
June 2010	$83,432
July 2010	$330,033
August 2010	$368,928
September 2010	$256,705
October 2010	$25,915
November 2010	$29,849
December 2010	$230,144

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

ITEM 6. Selected Financial Data.

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The success of the Partnership is dependent upon the ability of its Advisors to generate trading profits through the speculative trading of Commodity and Futures Contracts sufficient to produce capital payments after payment of all fees and expenses. Future results will depend in large part upon the Commodity and Futures Contracts markets in general, the performance of its Advisors, the amount of additions and redemptions and changes in interest rates. Due to the highly leveraged nature of the Partnership’s trading activity, small price movements in Commodity and Futures Contracts may result in substantial gains or losses to the Partnership. Because of the nature of these factors and their interaction, past performance is not indicative of future results. As a result, any recent increases in net realized or unrealized gains may have no bearing on any results that may be obtained in the future.

The Partnership incurs substantial charges from the payment of brokerage commissions to the General Partner, payment of management and incentive fees to the Advisors, payment of management fees to the General Partner and administrative expenses.

The Partnership is required to make substantial trading profits to avoid depleting and exhausting its assets from the payment of such fees and expenses. The markets in which the Commodity and Futures Contracts trade are constantly changing in character and in degree of volatility. Although Willowbridge was the sole advisor trading on behalf of the Partnership from April 1991 through February 28, 2010, the General Partner continues to evaluate and analyze from both quantitative and qualitative perspectives the ability of each Advisor to trade effectively on the Partnership’s behalf in the context of the current market environment. The General Partner seeks to limit market and credit risks by monitoring daily income and margin levels. The General Partner also relies upon the risk management strategies inherent in the Advisors’ trading programs. In the future, the General Partner may utilize additional strategies or appoint additional advisors to trade on behalf of the Partnership.

As of December 31, 2010, the assets of the Partnership were allocated for trading in Commodity and Futures Contracts approximately 70% to Willowbridge’s Primary Investment Program and 30% to QIM’s Global Program. The Primary Investment Program currently consists of the Argo and Vulcan computer-based, quantitative trading systems.

Class A Interests pay to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of the Class A Interests as of the beginning of each month (a 4.0% annual rate). Class B Interests pay to the General Partner commission of up to 6.0% annually of the net asset value of the Class B partners’ capital. The General Partner will pay up to 3.0% from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3%, the brokerage fee with respect to such Class B limited partnership interests will be reduced accordingly. The General Partner pays from this amount all commission charges and fees with respect to the Partner’s trading in Commodity and Futures Contracts. The flat-rate monthly commission is common among programs such as the Partnership. As of December 31, 2010, ADMIS and NUSA are the clearing brokers for the Partnership.

Results of Operations

Comparison of fiscal years ended December 31, 2010 and 2009

As of December 31, 2010, total partners’ capital (net asset value) of the Partnership was $29,854,400 compared to its net asset value of $65,390,262 at December 31, 2009. The Partnership’s 2010 subscriptions and redemptions totaled $2,917,111 and $33,799,619 respectively, compared to $13,319,300 and $13,707,656 respectively, in 2009.

For the year ended December 31, 2010, the Partnership had net realized and unrealized trading losses of $(952,738) and $49,014 in interest income. For that same period, the Partnership had expenses comprised of $2,195,749 in brokerage commissions including clearing and exchange fees, $60,299 in incentive fees, $991,802 in management fees, $198,764 in professional fees, $182,762 in accounting and administrative fees and $120,254 in other expenses. This resulted in the Partnership having a net loss of $(4,653,354) for 2010.

Interest income decreased to $49,014 from $244,969 in 2009 primarily due to declining interest rates through 2010. Brokerage commissions decreased to $2,195,749 from $3,880,588 in 2009.  Brokerage commissions are charged as a percentage of net assets and are lower due to a lower average net asset value in 2010.  Incentive fees increased to $60,299 from $0 in 2009 due to the addition of QIM as an Advisor and QIM experiencing profitable trading in 2010.  Management fees are charged as a percentage of the net assets and decreased to $991,802 from $1,595,158 in 2009 due to a lower number of subscriptions and increased redemptions in 2010.  Professional fees decreased to $198,764 from $241,949 in 2009 as a result of a decrease in professional fees.  Accounting and administrative fees decreased to $182,762 from $296,486 in 2009 as a result of a decrease in administrative and accounting fees.  Other expenses decreased to $120,254 from $223,329 as a result of a decrease in other expenses.

The Partnership’s most profitable trades in 2010 were in the EUR/USD, sugar, British Pound, Japanese Bonds, and gold.   The Partnership’s least profitable trades in 2010 were in heating oil, crude oil, gasoline, Japanese Yen, and the Canadian Dollar.

In January 2010, the Partnership recorded a net loss of $(2,707,389). The Partnership produced losses on its positions in Japanese Yen, US fixed income markets,  Japanese and European fixed income markets and copper; the Partnership generated profits in the Euro, natural gas and silver. In February 2010, the Partnership recorded a net loss of $(1,694,610).  Trading was unprofitable as the Partnership had losses in gasoline, the Euro, copper, crude oil and the Australian Dollar; the Partnership had gains in the Japanese Yen, silver, coffee, gold and natural gas. In March 2010, the Partnership recorded a net loss of $(925,727).  The Partnership had losses in US fixed income markets, Swiss Franc, British Pound, gold, crude oil, the Euro and the soybean complex; the Partnership had gains in the Euro, Japanese Yen, Australian Dollar, and copper.  In April 2010, the Partnership was unprofitable. The Partnership had losses in the Swiss Franc, the Euro and the Japanese Yen, silver, UK and European fixed income markets and corn; there were gains in copper, the Australian Dollar, natural gas, soybeans and Japanese fixed income markets. The Partnership recorded a net loss of $(730,662). In May 2010, the Partnership was  profitable. The Partnership had gains in RBOB gasoline, crude oil, silver, the British Pound, the Canadian Dollar, the Australian Dollar and soybeans; there were losses in natural gas, cocoa and European fixed income markets. The Partnership recorded net income of $233,522. In June 2010, the Partnership was unprofitable. The Partnership had losses in silver, the Swiss Franc, the Canadian Dollar, coffee and soybeans; there were gains in corn, Japanese fixed income markets and crude oil. The Partnership recorded a net loss of $(316,965).  In July 2010, the Partnership was profitable. The Partnership had losses in the Swiss Franc, crude oil, the Euro, soybeans and US fixed income markets; the Partnership had gains in copper, the Canadian Dollar and natural gas. The Partnership recorded a net gain of $19,760. In August 2010, the Partnership was profitable. The Partnership had losses in the energy complex, the Euro, cocoa and the Swiss Franc; the Partnership had gains in sugar, copper and UK fixed income markets. The Partnership recorded a net gain of $207,721. In September 2010, the Partnership was unprofitable. The Partnership had losses in copper, the energy complex and sugar; the Partnership had gains in the Japanese Yen, silver, the Australian Dollar, the Swiss Franc and wheat. The Partnership recorded a net loss of $(76,932).  In October 2010, the Partnership recorded a net gain of $767,362.  The Partnership had gains in silver, Japanese Yen, gold, sugar and cotton; the Partnership had losses in heating oil, wheat, EUR/JPY, and US and UK fixed income markets.   In November 2010, Partnership recorded a net loss of $(865,120). The Partnership had losses in crude oil, JPY, European fixed income markets and natural gas; the Partnership had gains in silver, Japanese bonds, EUR/USD and gold.  In December 2010, the Partnership recorded a net gain of $1,435,685. The Partnership had gains in copper, coffee, gasoline, US fixed income markets and silver; the Partnership had losses in wheat, Canadian Dollar, EUR/JPY and the British Pound.

The net asset value per Class A Unit at December 31, 2010 decreased 4.87% from $8,017.87 at December 31, 2009 to $7,627.64 at December 31, 2010. The net asset value per Class B Unit, Series 1 at December 31, 2010 decreased 3.91% from $1,033.11 at December 31, 2009 to $992.75 at December 31, 2010. The net asset value per Class B Unit, Series 2 at December 31, 2010 decreased 6.76% from $864.90 at December 31, 2009 to $806.43 at December 31, 2010. The net asset value per Class B Unit, Series 3 at December 31, 2010 decreased 5.82% from $1,082.32 at December 31, 2009 to $1,019.35 at December 31, 2010.

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

In general, the Advisors will trade only those Commodity and Futures Contracts that have sufficient liquidity to enable it to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Pursuant to such regulations, no trading may be executed on any given day at prices beyond daily limits. The price of a futures contract occasionally has moved the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating his position. While the occurrence of such an event may reduce or eliminate the liquidity of a particular market, it will not eliminate losses and may in fact substantially increase losses because of its inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Partnership is trading, whether such illiquidity is caused by any of the above reason or otherwise, the Partnership may be unable to liquidate its position prior to its expiration date, thereby requiring the Partnership to make or take delivery of the underlying interests of the commodity investment.

Capital Resources

The Partnership’s capital resources are dependent upon three factors: (1) the trading profit or loss generated by its advisors (including interest income); (2) the money invested or redeemed by the Limited Partners; and (3) capital invested or redeemed by the General Partner. The General Partner has agreed to maintain at least $1,000 in its General Partner capital account, but may invest more than that amount. All capital contributions by the General Partner to the General Partner capital account balance are evidenced by Units of general partnership interest, each of which shall have an initial value equal to the net asset value per Unit at the time of such contribution. The General Partner in its sole discretion, may withdraw any excess above its required capital contribution of $1,000 without notice to the Limited Partners. The General Partner, in its sole discretion, may also contribute any greater amount to the Partnership, for which it shall receive additional Units of general partnership interest at the then-current net asset value.

Contractual Obligations and Commercial Commitments

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this item.

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

The Partnership’s total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership’s existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of December 31, 2010, by market sector:

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

Commodity: The Partnership’s primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisors will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of December 31, 2010, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used December 31, 2010 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership’s market risk exposures (interest rate, currency rate, and commodity price) instruments.

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

The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of December 31, 2010.

The potential loss in earnings for each market risk exposure as of December 31, 2010 was:

Currency exchange rate risk	$88,941

Commodity price risk	$387,769

Interest rate risk	$49,012

ITEM 8. Financial Statements and Supplementary Data.

Financial statements meeting the requirements of Regulation S-X appear in Part IV of this report.

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the supplementary data under this item.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

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

There were no changes in the Partnership’s internal controls during the fourth quarter of 2010 that have materially affected or are reasonably likely to affect the Partnership’s internal control over financial reporting.

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

Management of the General Partner assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010. Based upon that evaluation, the General Partner has concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2010.  In making this assessment, management of the General Partner used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management’s annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors and Executive Officers.

The Partnership has no directors or officers.  The General Partner has been registered with the CFTC pursuant to the Commodity Exchange Act as a Commodity Pool Operator since January 11, 2011 and has been a member of the NFA since January 11, 2011.  The General Partner is owned 50% by Robert L. Lerner and a trust for the benefit of Mr. Lerner’s family and 50% by a trust for the benefit of Stephen J. Roseme’s family.  Mr. Lerner and Mr. Roseme are the chairman and chief executive, respectively, of the General Partner.  The individual principals of the General Partner are Mr. Lerner, Mr. Roseme and Jeffrey Brian Mokychic.  The trading principals are Mr. Lerner and Mr. Roseme.  The General Partner is a member of the NFA.

Robert L. Lerner, age 54, is an owner and the Chairman of General Partner and has been listed as a principal since December 31, 2010.  Mr. Lerner has also been the director and president of Ruvane, the predecessor General Partner, since he formed it in 1990, and he has been listed as a principal of Ruvane since January 12, 1990 and registered as an associated person of Ruvane since November 20, 1995.  Prior to that, Mr. Lerner was individually registered with the CFTC as a CTA since October 22, 1984 and a CPO since October 24, 1985, and he remained so registered in his individual capacity until he withdrew his individual registrations on July 31, 1996.  Mr. Lerner also has been listed as a principal of DPT Capital Management LLC, a registered CTA, since January 25, 2011 and registered as an associated person since January 28, 2011.  From January 2003 through October 2005, Mr. Lerner was president of WoodAllen Capital Management, LLC, an investment management and advisory firm.  From September 2001 to January 2003, Mr. Lerner was the president of Partners Capital Investment Group, LLC, an investment adviser he co-founded that provides an innovative endowment investment philosophy solution for institutional investors and very high net worth families in the US and UK; Mr. Lerner was also registered as an associated person of Partners Capital Investment Group, LLC from March 2002 to February 2004 and has also been a member of the Investment Committee of  Partners Capital Investment Group, LLC since December 2001.  From October 1993 to March 1995, Mr. Lerner was registered as an associated person of Abacus Investment Advisory Services Inc., a consulting firm, where his primary duties were researching investment managers.  From August 1987 until January 1992, Mr. Lerner was senior vice president and director of Mount Lucas Management Corporation, an investment advisory firm he co-founded which specializes in futures investment programs for institutional investors.  From June 1985 to August 1987, Mr. Lerner was employed by Commodities Corporation (U.S.A.) N.V., a leading CTA that was acquired by Goldman Sachs Asset Management where his primary duties were as Associate General Counsel and Trading Development Manager.  Mr. Lerner also has practiced commodities and securities law.  Mr. Lerner has a J.D. degree from Boston University Law School and a B.A. degree from Cornell University.

Stephen J. Roseme, age 44, is a beneficial owner and the Chief Executive of the General Partner and has been listed as a principal since December 31, 2010 and registered as an associated person since January 11, 2011.  Mr. Roseme is also a principal and the President of Bridgeton Global Investor Services, Inc., a registered introducing broker and notice broker dealer, and has been listed as a principal and registered as an associated person since January 5, 2000.  Mr. Roseme is a principal and the President of Bridgeton Capital Management Inc., a registered CPO and CTA, and has been listed as a principal and registered as an associated person since May 1, 1997.  Mr. Roseme is also President of Bridgeton Execution Services LLC, a registered introducing broker, and has been listed as a principal since April 29, 2010 and registered as an associated person since July 26, 2010.  He is also President of Grand Central Trading Company LLC, a registered introducing broker, and has been listed as a principal since January 10, 2006 and registered as an associated person since January 13, 2006.  Mr. Roseme graduated from the University of Virginia.

The General Partner has selected Willowbridge and QIM as the trading advisors for the Partnership.

Willowbridge

The trading principals of Willowbridge are Philip L. Yang, Michael Y. Gan, and James A. Datri.

Philip L. Yang, age 51, has been the sole shareholder, Director and President of Willowbridge since September 1, 1992, and he also held those positions from the time he formed Willowbridge in January 1988 through September 1989.  He has been a principal and an associated person of Willowbridge since November 1992 and a Forex associated person since October 2010. He was individually registered pursuant to the CE Act as a CPO in February 1988 and as a CTA in August 1986, with a re-registration in September 1987, and was approved as a member of the NFA in December 1986.  He has been a principal and an associated person of Union Spring since March 1996. He has been a principal and an associated person of Doublewood since November 1992.  He has been a principal and an associated person of Limerick Financial Corporation (“Limerick”), a commodity trading advisor, from March 1998 through February 2011.  From July 1983 through August 1988 and from October 1989 through August 1992, Mr. Yang was a Senior Vice President at Caxton Corporation, now Caxton Associates, L.L.C. (“Caxton”), a commodity trading advisory firm, serving initially as Director of Research, where his research concentration was in the development and application of computerized trading models for a broad range of financial markets, and later as Director of Commodity Trading.  Mr. Yang obtained a bachelor’s degree with honors from the University of California at Berkeley, where he was inducted into Phi Beta Kappa.  He received his master’s degree from the Wharton School of the University of Pennsylvania.  He co-authored with Richard G. Faux, Jr. “Managed Futures:  The Convergence with Hedge Funds,” a chapter in Evaluating and Implementing Hedge Fund Strategies, a book published in 1999 by Euromoney Publications.

Michael Y. Gan, age 51, has been the Executive Vice President of Willowbridge since September 1, 1992.  He has been a principal of Willowbridge since November 1989 and has been an associated person of Willowbridge since December 1989.  He was individually registered pursuant to the CE Act as a CPO and CTA and was approved as a member of the NFA in January 1990.   He has been a principal and an associated person of Union Spring since March 1996.  He has been a principal of Doublewood since November 1995 and has been an associated person of Doublewood since November 1996. He is also an associated person (since February 2011) and has a pending application to serve as principal of Willow Global, a registered CTA and CPO.  Mr. Gan was the sole shareholder, Director and President of Willowbridge from October 1989 through August 1992.  From July 1983 to October 1989, he worked in the foreign exchange trading group at Marine Midland Bank, a bank in New York.  In this capacity, Mr. Gan was responsible for research into technical analysis, as well as proprietary trading for the firm in both currency futures and options and was promoted to Assistant Vice President.  Mr. Gan graduated summa cum laude from the University of the Philippines with a B.S. in Chemical Engineering and subsequently graduated with honors from the Wharton School of the University of Pennsylvania with a M.B.A. in Finance.

Richard G. Faux, Jr., age 72, has been Executive Director of Willowbridge since April 1995.  He has been a principal and an associated person of Willowbridge since February 1996.  He is Executive Director of Doublewood and has been a principal of Doublewood since July 2000 and an associated person of Doublewood since March 1996. He is President and a director of Union Spring and has been a principal and an associated person of Union Spring since March 1996.  Mr. Faux oversees administration at Willowbridge and performs similar duties for Doublewood and Union Spring.  Since March 16, 1995, Mr. Faux has been president of GTR Capital Corporation (“GTR”), a consulting firm that has been a registered CTA since March 2010 and an NFA member since April 2010.  Mr. Faux has been a principal and an associated person of GTR since March 2010. Mr. Faux co-founded MC Baldwin Financial Company (formerly known as Baldwin Financial Corporation and together with its affiliated companies, Baldwin Funds and Baldwin Investment Corporation, “MC Baldwin”) in April 1989 and served as its Co-Chief Executive Officer sharing the oversight of the operations of the company until April 1995, at which time MC Baldwin was an international trading manager which developed futures funds for its partner, Mitsubishi Corporation, a general trading company, and other institutional clients.  Prior to forming MC Baldwin, Mr. Faux was President and a responsible party of Merrill Lynch Options/Futures Management Inc., a futures fund subsidiary of Merrill Lynch Pierce Fenner & Smith, a broker dealer, from December 1984 to April 1989.  From October 1986 until October 1989, Mr. Faux was a principal and associated person of Merrill Lynch Alternative Investments LLC, an asset management company.  Before Mr. Faux’s joining Merrill Lynch in 1984, it had raised only $13 million in futures funds.  When he left, the company had raised $930 million, including one of the first multi-advisor futures funds.  Previously, he spent four years, from January 1981 through December 1984, at Thomson McKinnon Securities, Inc., a futures commission merchant, where he helped develop futures funds, including one of the first financial futures funds.  From August 1977 through January 1981, Mr. Faux was self-employed acting as advisor on financial projects and developing expertise in financial futures.  Earlier, Mr. Faux spent ten years from August 1967 through August 1977 as Vice President of the investment management and institutional sales departments at Kuhn Loeb & Co., an investment bank.  He is a graduate of Brown University and the Columbia University Graduate School of Business.

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

Steven R. Crane, age 42, is Senior Vice President, Secretary and Controller of Willowbridge.  He has been a principal of Willowbridge since October 1996.  He is also Secretary of Doublewood and has been a principal of Doublewood since July 2000.  He is Secretary, Managing Director and director of Union Spring and has been a principal of Union Spring since July 2000.  Mr. Crane has a pending application to serve as principal of Willow Global. He was Vice President, Secretary, Treasurer, and director of Limerick and was a principal of Limerick from July 2000 through February 2011.  He oversees accounting, financial reporting and operations at Willowbridge.  Mr. Crane has been employed by Willowbridge since April 1993.  Prior to that, he was employed by Caxton from April 1992 to April 1993 as a Senior Accountant.  From September 1989 through April 1992, Mr. Crane worked as a Senior Auditor for Deloitte & Touche LLP, an accounting firm.  Mr. Crane is a Certified Public Accountant and a member of the AICPA.  He graduated magna cum laude from North Carolina State University with a B.A. in accounting.

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

Janice A. Kioko, age 45, is General Counsel, Chief Compliance Officer, and has been a principal of Willowbridge since September 2005.  Ms. Kioko also serves as General Counsel and Chief Compliance Officer of Doublewood and Union Spring and has been a principal of each firm since September 2005.  Prior to joining Willowbridge, Ms. Kioko was Vice President and Assistant General Counsel at Goldman Sachs Asset Management, an asset management company, and affiliate Commodities Corporation LLC, later known as Goldman Sachs Hedge Fund Strategies LLC, a registered CTA and CPO, where she was dedicated to hedge funds from July 1999 to August 2005.  From September 1998 to July 1999, she worked at Cahill Gordon & Reindel, a law firm, as an associate.  Ms. Kioko was employed as an associate by Morgan Stanley Asset Management, an asset management company, and Morgan Stanley & Co., an affiliated financial services firm, from July 1991 to January 1998, and as a credit analyst by Smith Barney, Harris Upham & Co., a financial services firm, from August 1988 to January 1991.  Ms. Kioko has a J.D. from Fordham University Law School, where she attended classes at night except for a period of full-time study from January 1998 through September 1998.  She has an M.B.A. in Finance from Fordham Graduate School of Business Administration where she also attended classes at night except for a period of full-time study from January 1991 through June 1991 and a B.A. in Economics from Columbia University.

QIM

The trading principals of QIM are Jaffray Woodrif, Michael Geismar and Greyson Williams.

Jaffray Woodriff.  Mr. Woodriff, age 41, has 20 years experience trading financial markets using proprietary quantitative models that he has developed. In 2003, Mr. Woodriff co-founded QIM to offer the Global Program to outside clients. He guides all aspects of QIM’s business and is chiefly responsible for the constant innovation and improvement of the models and techniques that underlie QIM’s predictions, trading, and risk management. Mr. Woodriff graduated from the University of Virginia with a BS in Business in 1991. Mr. Woodriff formed QIM in May 2003, has been registered with the CFTC as an associated person and listed as a principal since January 16, 2004 and January 13, 2004, respectively.

Michael Geismar.  Mr. Geismar, age 40, co-founded QIM in April 2003 with Mr. Woodriff after 18 months of successfully trading their proprietary accounts. As the head of trading for QIM, he implements the firm’s investment models and oversees its portfolio management. Mr. Geismar also manages investor relations and QIM’s general business affairs. Mr. Geismar graduated from the University of Virginia in 1994 with a BA in Mathematics and a minor in Statistics. Mr. Geismar formed QIM with Mr. Woodriff in May 2003, has been registered with the CFTC and listed as a principal since January 16, 2004 and as an associated person since November 28, 2005.

Greyson Williams.  Mr. Williams, age 37, co-founded QIM in April 2003 after working with Mr. Woodriff and Mr. Geismar as a consultant beginning December 2002. He serves as an analyst, assists in statistical analysis and the development of predictive and risk models, and manages the internal databases and in-house software development. Mr. Williams graduated from the University of Virginia in 1995 with a BA in English and a minor in Art History. Mr. Williams formed QIM in May 2003, has been registered with the CFTC and listed as a principal since January 16, 2004 and as an associated person since November 28, 2005.

Ryan Vaughan.  Mr. Vaughan, age 39, has spent the last ten years working in financial and corporate management. Mr. Vaughan joined QIM in September 2005 and became Chief Financial Officer and Chief Compliance Officer in January 2006.  In the fall of 2002, Mr. Vaughan began providing investment consulting services as a registered investment advisor to retail clients, including work for the following financial institutions: UBS Financial Services (September 2002 through February 2004), Blue Ridge Financial Planning Services (February 2004 through September 2005)  Registered Investment Advisory (“RIA”).  Mr. Vaughan does not manage futures investments for his RIA clients and there is no overlap between his RIA clients and QIM’s clients. Mr. Vaughan spends approximately 5% of his time on his RIA practice.  Mr. Vaughan graduated from the University of Virginia in 1993 with a BS in Commerce, concentrating in Management Information Systems. Mr. Vaughan graduated from the University of Georgia in 1995 with an MBA with concentrations in economics and finance. Mr. Vaughan earned the Chartered Financial Analyst (CFA) designation in 2003. Mr. Vaughan has been registered with the CFTC as an associated person and listed as a principal of QIM since June 8, 2006 and October 31, 2006, respectively.

Paul McKee.  Mr. McKee, age 42, joined QIM in January 2005 and became Chief Technology Officer in March 2009. His responsibilities include managing developers and other technical staff, developing QIM’s broad technical strategy and assisting with maintenance and development of predictive code. Before coming to QIM, Mr. McKee was a research physicist at the University of Virginia for four years from September 2000 through October 2004. His research was primarily conducted at Department of Energy particle accelerator facilities in Newport News, Virginia, and Stanford University, California. From November 2004 through December 2004, Mr. McKee was between employment positions. Mr. McKee graduated from Georgetown University in 1990 with a B.S. in Physics and a minor in Computer Science, from the University of Virginia in 1995 with an M.A. in Physics, and from the University of Virginia in 2000 with a Ph.D. in Nuclear Physics. Mr. McKee has been registered with the CFTC as an associated person and listed as a principal of QIM since February 17, 2009 and March 3, 2009, respectively.

Molly Dunnington.  Ms. Dunnington, age 36, started at QIM in May 2009 and became Chief Compliance Officer in January 2011.  Ms. Dunnington's responsibilities include all compliance reporting and recordkeeping requirements related to the CFTC and NFA as well as the upcoming registration with the SEC.  She is also responsible for the accounting of the Quantitative Global Funds.  Before joining QIM, Ms. Dunnington had been Vice President, Finance at The Community Foundation Serving Richmond & Central Virginia where she worked from May 2002 through April 2009.  Prior to that, she worked in the audit practice at KPMG from January 1998 through May 2002.  Ms. Dunnington graduated from the University of Virginia in 1998 with a B.S. in Commerce with a concentration in accounting.

Code of Ethics

The Partnership does not have any officers; therefore, it has not adopted a code of ethics applicable to the Partnership's principal executive officer principal financial officer, principal accounting officer and persons performing similar functions. The General Partner is primarily responsible for the day to day administrative and operational aspects of the Partnership's business. The General Partner has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions and a copy of such code is included as Exhibit 14.01.

ITEM 11. Executive Compensation.

The Partnership has no directors or executive officers. The General Partner manages and conducts the business of the Partnership. The General Partner receives management and other fees from the Partnership. See “Business -- Fees and Expenses.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

As of December 31, 2010, approximately 14,463.9414 Partnership Units were held by 516 Limited Partners and the General Partner. As of December 31, 2010 no person known to the Partnership beneficially owned more than 5% of the outstanding Partnership Units.

The Partnership has no directors or officers. The General Partner manages and conducts the business of the Partnership. As of December 31, 2010, the General Partner (which was Ruvane at December 31, 2010) owned $100,000 of general partner interests in the Company, or 13.1103 Partnership Units, representing approximately 0.33% of the total outstanding Partnership Capital, and also beneficially owned 10.021 Limited Partnership Units. Ruvane is owned entirely by Robert L. Lerner and a trust for the benefit of him and his family.  As of March 1, 2011, the General Partner (which was Bridgeton as of March 1, 2011) owned $1,000 of interests in the Partnership or 0.002% of the Partnership. The General Partner is owned 50% by Robert L. Lerner and a trust for the benefit of Mr. Lerner’s family and 50% by a trust for the benefit of Stephen J. Roseme’s family.

ITEM 13. Certain Relationships and Related Transactions.

The General Partner manages and conducts the business of the Partnership. To compensate the General Partner for its management of the Partnership, its monitoring of the Advisor’s portfolio and its assumption of the financial burden of operating the Partnership, the General Partner receives management and other fees from the Partnership. See “Business - Fees and Expenses.” For the years ended December 31, 2010 and 2009, the General Partner received a management fee from the Partnership pursuant to the Partnership Agreement in the amounts of  $653,903 and $836,130,  respectively. For the years ended December 31, 2010 and 2009, the General Partner received administrative charges from the Limited Partners pursuant to the Partnership Agreement in the amount of $0 and $3,743, respectively. This is a one-time, one percent of capital administrative charge for partners on their contribution. The General Partner waives this charge for limited partners who are affiliates of the General Partner. For the years ended December 31, 2010 and 2009, the General Partner received net brokerage commissions of  $1,873,688 and $3,329,790,  respectively from the Partnership. Net brokerage commissions represent the gross brokerage commissions of 4.0% annually of the net asset value of the Class A Interests and 3.0% up to 6.0% annually of the Class B Interests equal to the following percentages:  Series 1-3%, Series 2-6% and Series 3-5% and from these amounts, the General Partner paid for 1) actual trading commissions incurred by the Partnership and 2) 3% to properly registered selling agents as their ongoing compensation for servicing Class B limited partners. One individual who is associated with the CTA is also a limited partner of the Partnership. At December 31, 2010 and 2009 the individual’s outstanding partnership interest was $173,604 and $175,992, respectively.

ITEM 14. Principal Accountant Fees and Services.

The following table shows the fees (in thousands) paid or accrued by the Partnership for the audit and other services provided by Arthur F. Bell, Jr. and Associates, L.L.C. ("Arthur Bell") for 2010 and Deloitte & Touche LLP and its affiliates for 2009:

	2010	2009

Audit Fees (1)	$82.7	$158.5
Audit-Related Fees	-	-
Tax Fees(2)	-	-
All Other Fees	-	-
	$82.7	$158.5

The General Partner is responsible for approving every engagement of Arthur Bell to perform audit or non-audit services for the Partnership before Arthur Bell is engaged to provide those services. The General Partner considers whether the provision of any non-audit provisions is compatible with maintaining Arthur Bell's independence.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bridgeton Tactical Advisors, LP has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGETON TACTICAL ADVISORS FUND, LP
By:  Bridgeton Fund Management, LLC
Its:  General Partner

By: /s/ Robert L. Lerner

Robert L. Lerner, Chairman
Date: March 31, 2011

By: /s/ Stephen J. Roseme

Stephen J. Roseme, Chief Executive, Principal Executive Officer and Principal Financial Officer
Date: March 31, 2011

INDEX TO EXHIBITS

Exhibit	Number Item Description
3.1	Certificate of Limited Partnership for the Partnership (Filed as Exhibit 3.1 to the Partnership’s Form 10 and incorporated by reference herein.)
3.2	Certificate of Amendment to Certificate of Limited Partnership for the Partnership
3.3	Form of Amended and Restated Limited Partnership Agreement for the Partnership
10.1	Trading Advisor Agreement between the General Partner and the Advisor (Filed as Exhibit 10.1 to the Partnership’s Form 10, and incorporated by reference herein.)
10.2	Commodity Trading Advisory Agreement between the Partnership and the Advisor dated February 19, 2010
14.1	General Partner Code of Ethics
31.1	Rule 13a-14(a)/13d-14(a) Certifications
32.1	Section 1350 Certification

BRIDGETON TACTICAL ADVISORS FUND, LP

______________________

TABLE OF CONTENTS
______________________

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

FINANCIAL STATEMENTS:

Statements of Financial Condition
as of December 31, 2010 and December 31, 2009

Condensed Schedules of Investments
as of December 31, 2010 and December 31, 2009

Statements of Income (Loss)
for the Years Ended December 31, 2010 and 2009

Statements of Changes in Partners’ Capital (Net Asset Value)
for the Years Ended December 31, 2010 and 2009

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Bridgeton Tactical Advisors Fund, LP

We have audited the accompanying statement of financial condition of Bridgeton Tactical Advisors Fund, LP (formerly RFMC Tactical Advisors Fund, LP), including the condensed schedule of investments, as of December 31, 2010, and the related statements of income (loss) and changes in partners’ capital (net asset value) for the year then ended.  These financial statements are the responsibility of the General Partner.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bridgeton Tactical Advisors Fund, LP as of December 31, 2010, and the results of its operations and the changes in its net asset value for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Arthur F. Bell, Jr. & Associates, L.L.C.
Hunt Valley, Maryland
March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of RFMC Tactical Advisors Fund, L.P.:

We have audited the accompanying statement of financial condition of RFMC Tactical Advisors Fund, L.P. (formerly RFMC Willowbridge Fund, L.P.) (the "Partnership"), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income (loss) and changes in partners’ capital (net asset value) for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RFMC Tactical Advisors Fund, L.P. as of December 31, 2009, and the results of its operations and changes in its partners’ capital (net asset value) for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP

Princeton, NJ
March 31, 2010

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF FINANCIAL CONDITION
As of December 31, 2010 and December 31, 2009
_______________

	December 31, 2010	December 31, 2009
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS:
Due from brokers (including margin deposits of
$1,542,223 for 2010 and $4,650,422 for 2009)	$13,275,165	$6,528,616
Net unrealized gains on open positions	1,256,636	1,954,440
	14,531,801	8,483,056
CASH AND CASH EQUIVALENTS	17,411,836	57,806,331
DUE FROM GENERAL PARTNER	205,403	55,153
INTEREST RECEIVABLE	711	0
TOTAL ASSETS	$32,149,751	$66,344,540
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES
Prepaid subscriptions	$1,438	$100,000
Redemptions payable	2,083,797	460,726
Other accrued expenses	88,705	220,025
Accrued incentive fees	60,299	0
Accrued management fees	61,112	173,527
TOTAL LIABILITIES	2,295,351	954,278
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners – Class A (2,570.7404 and 3,328.8303
fully redeemable units at December 31, 2010 and
December 31, 2009, respectively)	19,608,673	26,690,125
Limited partners – Class B (11,880.0907 and 43,015.3837
fully redeemable units at December 31, 2010 and
December 31, 2009, respectively)	10,145,727	37,763,154
General partner – Class A (13.1103 and 116.8617
fully redeemable units at December 31, 2010 and
December 31, 2009, respectively)	100,000	936,983
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	29,854,400	65,390,262
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$32,149,751	$66,344,540

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of December 31, 2010
_______________

LONG FUTURES CONTRACTS
	Unrealized Gain (Loss), Net	% of Partners’ Capital*
Commodity Futures Industry Sector
Currencies	$265,654	0.890%
Energy	157,014	0.526%
Grains	129,820	0.435%
Interest rates	57,168	0.191%
Livestock	7,360	0.025%
Metals	403,052	1.350%
Stock indices	(1,064)	(0.004)%
Tropical products	305,881	1.024%
Total long futures contracts	$1,324,885	4.437%

SHORT FUTURES CONTRACTS
	Unrealized Gain (Loss), Net	% of Partners’ Capital*

Commodity Futures Industry Sector
Currencies	$(16,243)	(0.054)%
Energy	(19,760)	(0.066)%
Grains	(16,252)	(0.054)%
Interest rates	17,310	0.058%
Metals	(33,343)	(0.112)%
Stock indices	1,159	0.004%
Tropical products	(1,120)	(0.004)%
Total short futures contracts	$(68,249)	(0.228)%
Total futures contracts	$1,256,636	4.209%

________

*           No single contract’s value exceeds 5% of partners’ capital.

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
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

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF INCOME (LOSS)
For the Years Ended December 31, 2010 and 2009

_______________

	2010	2009
NET INVESTMENT (LOSS) Income:
Interest income	$49,014	$244,969
Expenses:
Brokerage commissions	2,195,749	3,880,558
Incentive fees	60,299	0
Management fees	991,802	1,595,158
Professional fees	198,764	241,949
Accounting and administrative	182,762	296,486
Other expenses	120,254	223,329
Total expenses	3,749,630	6,237,480
Net investment (loss)	(3,700,616)	(5,992,511)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures:
Net realized (losses) on closed positions	(254,934)	(11,940,287)
Change in net unrealized gains (losses) on
open positions	(697,804)	98,501
Net trading (losses)	(952,738)	(11,841,786)
NET (LOSS)	$(4,653,354)	$(17,834,297)
NET (LOSS) PER UNIT
(based on weighted average number of units
outstanding during the period)
Class A	$(502.12)	$(2,002.29)
Class B – Series 1	$(44.13)	$(252.81)
Class B – Series 2	$(117.67)	$(241.77)
Class B – Series 3	$(95.99)	$(283.90)

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Years Ended December 31, 2010 and 2009
_______________

	CLASS A					CLASS B LIMITED PARTNERS
	General Partner		Limited Partners		Total	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Class A	Units	Amount	Units	Amount	Units	Amount	Class B	Total
PARTNERS’ CAPITAL,
DECEMBER 31, 2008	112.6562	$1,128,608	3,484.3295	$34,906,553	$36,035,161	3,160.4326	$4,038,256	39,386.8036	$43,442,833	70.7534	$96,665	$47,577,754	$83,612,915
Subscriptions	4.2055	38,551	456.6832	4,251,335	4,289,886	738.4154	871,335	7,862.3246	8,158,079	-	-	9,029,414	13,319,300
Redemptions	-	-	(612.1824)	(5,507,837)	(5,507,837)	(666.2105)	(750,726)	(7,537.1354)	(7,449,093)	-	-	(8,199,819)	(13,707,656)
Net (loss)	-	(230,176)	-	(6,959,926)	(7,190,102)	-	(819,181)	-	(9,804,927)	-	(20,087)	(10,644,195)	(17,834,297)
PARTNERS’ CAPITAL,
DECEMBER 31, 2009	116.8617	936,983	3,328.8303	26,690,125	27,627,108	3,232.6375	3,339,684	39,711.9928	34,346,892	70.7534	76,578	37,763,154	65,390,262
Subscriptions	4.2825	31,819	270.3644	1,993,442	2,025,261	99.5516	95,000	987.1435	796,850	-	-	891,850	2,917,111
Redemptions	(108.0339)	(824,044)	(1,028.4543)	(7,671,125)	(8,495,169)	(351.9578)	(338,098)	(31,846.3117)	(24,942,803)	(23.7186)	(23,549)	(25,304,450)	(33,799,619)
Net (loss)	-	(44,758)	-	(1,403,769)	(1,448,527)	-	(137,963)	-	(3,061,780)	-	(5,084)	(3,204,827)	(4,653,354)
PARTNERS’ CAPITAL,
DECEMBER 31, 2010	13.1103	$100,000	2,570.7404	$19,608,673	$19,708,673	2,980.2313	$2,958,623	8,852.8246	$7,139,159	47.0348	$47,945	$10,145,727	$29,854,400

	Net Asset Value Per Unit
	Class A		Class B, Series 1	Class B, Series 2	Class B, Series 3

December 31, 2008	$10,018.16	(1)	$1,277.75	$1,102.98	$1,366.22

December 31, 2009	$8,017.87	(2)	$1,033.11	$864.90	$1,082.32

December 31, 2010	$7,627.64	(3)	$992.75	$806.43	$1,019.35

________________________
(1)         Based on 3,596.9857 Class A shares

(2)         Based on 3,445.6920 Class A shares

(3)         Based on 2,583.8507 Class A shares
See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

_______________

1.	PARTNERSHIP ORGANIZATION

Bridgeton Tactical Advisors Fund, LP (formerly RFMC Tactical Advisors Fund, LP) (“the Partnership”), a Delaware limited partnership, was organized on January 24, 1986.  Prior to March 1, 2010, Willowbridge Associates, Inc (“Willowbridge”) served as the Partnership’s sole trading advisor.  Effective March 1, 2010, the Partnership added Quantitative Investment Management, LLC (“QIM”) as an additional trading advisor (Willowbridge and QIM, collectively the “Trading Advisors”).  In order to reflect this additional diversification in Trading Advisors, the Partnership’s name was changed from RFMC Willowbridge Fund, L.P. to RFMC Tactical Advisors Fund, LP on March 10, 2010.  The Partnership’s business is to trade, buy, sell or otherwise acquire, hold or dispose of commodity futures contracts, options on physical commodities and on commodity futures contracts, forward contracts, and instruments that may be subject of a futures contract, including equities, indices and sectors ("Commodity Interests"), and any rights pertaining thereto and to engage in all activities incident thereto.

From the Partnership’s start until February 1, 2011, Ruvane Fund Management Corporation, a Delaware corporation (“Ruvane” or the “General Partner” for periods prior to March 1, 2011), was the sole general partner of the Partnership.  From that date until March 1, 2011, Bridgeton Fund Management, LLC (“Bridgeton” or the “General Partner” for periods on or after March 1, 2011) was a co-general partner of the Partnership with Ruvane.  Effective March 1, 2011, Bridgeton is the sole general partner of the Partnership.   The General Partner is registered as a Commodity Pool Operator and a Commodity Trading Advisor with the Commodity Futures Trading Commission (CFTC).  The General Partner is required by the Limited Partnership Agreement, as amended and restated (the “Agreement”), to contribute $1,000 to the Partnership.

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

The General Partner has selected Willowbridge and QIM as the Partnership’s trading advisors.  Effective March 1, 2010, the Partnership allocates approximately 65% of its assets to Willowbridge and 35% of its assets to QIM.  The General Partner, in the future, may change the allocation percentages between Willowbridge and QIM, or allocate the Partnership’s assets to other trading strategies and investment programs.

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

 B.        Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurements and Disclosures.  At December 31, 2010 and 2009, the Partnership had investments in money market mutual funds of $12,889,929 and $55,446,370, respectively.  Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

C.	Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers at December 31, 2010 and 2009 consisted of cash on deposit with the brokers of $13,275,165 and $6,528,616, respectively.  The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

D.	Investments in Commodity Futures Contracts

Investments in commodity futures contracts are recorded on the trade date and open contracts are stated in the financial statements at their fair value on the last business day of the reporting period, based on quoted market prices.  Accordingly, such contracts are classified as Level 1 fair value estimates under the fair value hierarchy as described within ASC Topic 820, Fair Value Measurements and Disclosures.  Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis.  Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized (losses) on closed positions” in the Statements of Income (Loss).

As each broker has the right of offset, the Partnership presents the aggregate net unrealized gains with such brokers as “Net unrealized gains on open positions” and the aggregate net unrealized losses with such brokers as “Net unrealized losses on open positions” in the Statements of Financial Condition.  The net unrealized gains on open positions with one broker are not offset against net unrealized losses on open positions from another broker in the Statements of Financial Condition.  The unrealized gains or losses on open contracts is the difference between contract trade price and quoted market price.

Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss) under the caption “Change in net unrealized gains (losses) on open positions”.  Interest income is recognized on an accrual basis.

E.	Brokerage Commissions

The Class A limited partners pay to the General Partner a flat brokerage commission of 4.0% annually of the net asset value of the Class A limited partners’ capital as of the beginning of each month.  Class B limited partners pay to the General Partner a flat brokerage commission equal to the following percentages of each Series’ applicable net asset value:  Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%.  From these amounts, the General Partner paid (1) actual trading commissions incurred by the Partnership of $322,061 and $550,768 for the years ended December 31, 2010 and 2009, respectively, and (2) 3.0% to properly registered selling agents as their ongoing compensation for servicing Class B limited partners (and to the extent the amount is less than 3%, the brokerage commissions with respect to such Class B limited partnership interests will be reduced accordingly).

Brokerage commissions charged to each Class or Series of class were as follows for the years ended December 31:

	2010	2009
Class A	$855,519	$1,321,948
Class B – Series 1	89,660	114,759
Class B – Series 2	1,247,921	2,439,438
Class B – Series 3	2,649	4,413
Total	$2,195,749	$3,880,558

As of December 31, 2010 and 2009, $13,609 and $55,153, respectively, were due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

                 F.       Allocation of  Income (Loss)

Net realized and unrealized trading profits and losses, interest income and other operating income and expenses, prior to flat-rate brokerage commissions, management fees and incentive fees, are allocated to the partners monthly in proportion to their capital account balances, as defined in the Agreement.  Each partner is then charged is applicable Class and/or Series flat-rate brokerage commission, management fees and incentive fees.

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

For the year ended December 31, 2010 incentive fees of $60,299 were earned.  There were no incentive fees earned for the year ended December 31, 2009.

 H.      Management Fees

The General Partner is paid an annual management fee equal to 1% of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year.  Such annual fee is paid in advance at the beginning of the respective year and is amortized by the Partnership on a straight-line basis over twelve months.  For the years ended December 31, 2010 and 2009, such annual fees amounted to $653,903 and $836,130, respectively.

In addition to the management fee paid to the General Partner, the Partnership pays to Willowbridge a quarterly trading advisor management fee of 0.25% (1% per year) of the net asset value of the Partnership’s trading assets allocated to Willowbridge.  These fees amounted to $337,899 and $759,028 in 2010 and 2009, respectively.  As of December 31, 2010 and 2009, $61,112 and $173,527, respectively, were due to Willowbridge.  QIM is not paid a trading advisor management fee.

 I.        Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

The Partnership applies the provisions of Codification Topics 740, Income Taxes; and 835, Interest, which prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the years ended December 31, 2010 and 2009.

The Partnership files U.S. federal and state tax returns.  The 2007 through 2010 tax years generally remain subject to examination by U.S. federal and most state authorities.

         J.         Subscriptions

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month.  Partners’ contributions received in advance for subscriptions are recorded as “Prepaid subscriptions” in the Statements of Financial Condition.

The General Partner charges a 1% initial administrative fee on all limited partner unit subscriptions.  The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion.  Subscription proceeds to the Partnership are recorded net of these charges.  For the years ended December 31, 2010 and 2009, the General Partner received initial administrative fees of $0 and $3,743, respectively.

 K.       Redemptions

Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month with at least ten days written notice to the General Partner.

 L.        Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the dates of the Statements of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Realized gains (losses) resulting from the translation to U.S. dollars totaled $(10,088) and $(13,398) for the years ended December 31, 2010 and 2009, respectively, and are reported as a component of “Net realized (losses) on closed positions” in the  Statements of Income (Loss).

 M.      New Accounting Pronouncement

On January 21, 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”) entitled Fair Value Measurements and Disclosures (Topic 820) -  Improving Disclosures about Fair Value Measurements.  ASU 2010-06 amends the Fair Value Measurements and Disclosures Topic of the Codification to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The application of ASU 2010-06 is required for fiscal years and interim periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are required for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  During the year ended December 31, 2010, there were no transfers into and out of Levels 1 and 2.  The adoption of ASU 2010-06 did not have a material impact on the Partnership’s financial statements.

N.	Arbitration Matters

The General Partner and its principal were parties to an arbitration proceeding between the General Partner and its principal, on the one hand, and Aspen Partners, Ltd. (“Aspen”), on the other hand, relating to an agreement pursuant to which Aspen marketed the Partnership’s interests.  The initial arbitration hearing was held on October 25, 2010, to arbitrate Aspen’s claims that it had not been accurately paid after termination of the agreement for accounts that Aspen may have introduced to the Partnership prior to such termination.  The arbitration panel rendered a decision on November 29, 2010 against the General Partner.  The Partnership incurred $47,810 of legal fees and costs associated with the arbitration claim during the fourth quarter of 2010.  The General Partner paid the substantial majority of legal fees and costs directly, in the amount of $191,734 and has waived any right to be reimbursed and/or indemnified by the Partnership for such amount.
O.	Indemnification

The Partnership has entered into agreements which provide for the indemnifications against losses, costs, claims and liabilities arising from the performance of its obligations under such agreements, except for gross negligence or bad faith.  The Partnership’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Partnership that have not yet occurred.  The Partnership generally expects the risk of loss from indemnification claims in the future to be remote.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.  The Partnership recognizes transfers, if any, between fair value hierarchy levels at the beginning of the reporting period.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels:

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$1,369,179	$1,369,179	N/A	N/A
Money market mutual funds	12,889,929	12,889,929	N/A	N/A
Total investment assets	$14,259,108	$14,259,108
Liabilities
Futures contracts	$(112,543)	$(112,543)	N/A	N/A

Total investment liabilities	$(112,543)	$(112,543)

	As of December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$2,537,444	$2,537,444	N/A	N/A
Money market mutual funds	55,446,370	55,446,370	N/A	N/A
Total investment assets	$57,983,814	$57,983,814
Liabilities
Futures contracts	$(583,004)	$(583,004)	N/A	N/A
Total investment liabilities	$(583,004)	$(583,004)

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

 Under provisions of ASC Topic 815, Derivatives and Hedging, entities are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial condition.  Investments in futures contracts are reported in the Statements of Financial Condition as “Net unrealized gains on open positions.”

The fair value of the Partnership's derivative contracts is presented below on a gross basis as an asset if in a gain position and a liability if in a loss position.

	As of December 31, 2010
	Assets	Liabilities	Net
Currencies	$271,711	$(22,300)	$249,411
Energy	157,014	(19,760)	137,254
Grains	130,245	(16,677)	113,568
Interest rates	78,380	(3,902)	74,478
Livestock	7,360	0	7,360
Metals	403,053	(33,344)	369,709
Stock indices	11,147	(11,052)	95
Tropical products	310,269	(5,508)	304,761
Totals	$1,369,179	$(112,543)	$1,256,636

	As of December 31, 2009
	Assets	Liabilities	Net
Currencies	$1,331,189	$(19,690)	$1,311,499
Energy	90,611	(15,973)	74,638
Grains	94,014	(10,737)	83,277
Interest rates	422,652	(24,654)	397,998
Livestock	14,180	0	14,180
Metals	180,087	(489,780)	(309,693)
Tropical products	404,711	(22,170)	382,541
Totals	$2,537,444	$(583,004)	$1,954,440

Realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Statements of Income (Loss).

The Partnership’s trading results and information related to the volume of the Partnership’s derivative activity by market sector were as follows:

	For the Year ended December 31, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Closed Contracts

Currencies	$2,516,837	$(1,062,088)	$1,454,749	13,666
Energy	(4,659,657)	62,616	(4,597,041)	8,704
Grains	(137,861)	30,291	(107,570)	12,184
Interest rates	2,042,238	(323,520)	1,718,718	27,422
Livestock	(48,630)	(6,820)	(55,450)	770
Metals	(644,234)	679,402	35,168	4,236
Stock indices	(326,488)	95	(326,393)	5,470
Tropical products	1,002,861	(77,780)	925,081	3,594
Total	$(254,934)	$(697,804)	$(952,738)	76,046

	For the Year ended December 31, 2009
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Closed Contracts

Currencies	$(2,545,505)	$1,137,094	$(1,408,411)	20,724
Energy	(4,592,318)	79,358	(4,512,960)	13,866
Grains	(798,816)	(182,916)	(981,732)	24,214
Interest rates	(4,289,638)	(1,071,198)	(5,360,836)	39,012
Livestock	(236,110)	14,180	(221,930)	1,574
Metals	2,817,709	(248,183)	2,569,526	7,730
Tropical products	(2,295,609)	370,166	(1,925,443)	7,938
Total	$(11,940,287)	$98,501	$(11,841,786)	115,058

A.       Market Risk

Derivative financial instruments involve varying degrees of off-balance sheet market risk whereby changes in the level of volatility of interest rates, foreign currency exchange rates or market values of the u1,137,094nderlying financial instruments or commodities may result in cash settlements in excess of the amounts recognized in the Statements of Financial Condition.  The Partnership’s exposure to market risk is directly influenced by a number of factors, including the volatility of the markets in which the financial instruments are traded and the liquidity of those markets.

B.        Fair Value

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the  Statements of Income (Loss).  Open contracts generally mature within 90 days; as of December 31, 2010 and 2009, the latest maturity dates for open contracts are March 2012 and September 2010, respectively.

C.        Credit Risk

Futures are contracts for delayed delivery of financial interests in which the seller agrees to make delivery at a specified future date of a specified financial instrument at a specified price or yield.  Risk arises from changes in the fair value of the underlying instruments.  Credit risk due to counterparty nonperformance associated with these instruments is reflected in the “Net unrealized gains on open positions” included in the Statements of Financial Condition.  The Partnership’s counterparties are major brokerage firms and banks located in the United States, or their foreign affiliates.

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

5.         FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2010 and 2009.  The information has been derived from information presented in the financial statements.

	Year Ended December 31, 2010
	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance (for a Unit outstanding for the entire year)
Net Asset Value, Beginning of the year	$8,017.87	$1,033.11	$864.90	$1,082.32
Profit/(loss) from operations
Net investment (loss)	(548.10)	(61.29)	(73.92)	(83.75)
Net trading (loss)	157.87	20.93	15.45	20.78
Net (loss)	(390.23)	(40.36)	(58.47)	(62.97)
Net Asset Value, End of the year	$7,627.64	$992.75	$806.43	$1,019.35
Total Return(1)	(4.87)%	(3.91)%	(6.76)%	(5.82)%
Total Return (excluding incentive fees)(2)	(4.70)%	(3.74)%	(6.67)%	(5.67)%
Supplemental Data
Ratios to average net asset value
Expenses prior to incentive fee	7.40%	6.34%	9.73%	8.37%
Incentive fee	0.17%	0.17%	0.10%	0.16%
Total expenses	7.57%	6.51%	9.83%	8.53%
Net investment (loss) (3)	(7.28)%	(6.23)%	(9.62)%	(8.26)%

	Year Ended December 31, 2009
	Class A	Class B Series 1	Class B Series 2	Class B Series 3

Net Asset Value, Beginning of the year	$10,018.16	$1,277.75	$1,102.98	$1,366.22
Profit/(loss) from operations
Net investment (loss)	(618.31)	(67.59)	(87.44)	(96.35)
Net trading (loss)	(1,381.98)	(177.05)	(150.64)	(187.55)
Net (loss)	(2,000.29)	(244.64)	(238.08)	(283.90)
Net Asset Value, End of the year	$8,017.87	$1,033.11	$864.90	$1,082.32
Total Return(1)	(19.97)%	(19.15)%	(21.59)%	(20.78)%
Supplemental Data
Ratios to average net asset value
Expenses	7.23%	6.24%	9.31%	8.15%
Net investment (loss) (3)	(6.90)%	(5.92)%	(8.99)%	(7.83)%

Total returns are calculated based on the change in value of a unit during the periods presented.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

________________
(1)
Total return is derived as ending net asset value less beginning net asset value divided by beginning net asset value, and excludes the effect of sales commissions and initial administrative charges on subscriptions.

(2)	Total return (excluding incentive fees) is derived by dividing the sum of net income per unit plus the incentive fees per unit by opening net asset value per unit.

(3)	Net investment (loss) ratios exclude the effects of incentive fees.

6.             SUBSEQUENT EVENTS

On February 1, 2011, Bridgeton Fund Management LLC (“BFM”) became a General Partner of the Partnership in addition to Ruvane Fund Management Corporation (“Ruvane”).  BFM is beneficially owned by Robert L. Lerner the principal shareholder and President of Ruvane, and Stephen J. Roseme, a principal shareholder and President of Bridgeton Global Investor Services, Inc., the Partnership’s introducing broker.  Effective March 1, 2011, Ruvane withdrew from the Partnership as General Partner, leaving BFM as the sole General Partner.  At such time, the Partnership’s Limited Partnership Agreement was amended and restated to reflect the fact that BFM is the sole General Partner, to change the name of the Partnership to “Bridgeton Tactical Advisors Fund, LP” and to change the address of the Partnership to the principal business office of BFM.

During the first quarter of 2011, the General Partner received redemption requests totaling approximately $8,100,000.

* * * * *