Form 10-Q
period 2011-05-13
BRIDGETON TACTICAL ADVISORS FUND, LP
filed 2011-05-16
CIK 794775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ TO ____

Commission File No. 000-23529

BRIDGETON TACTICAL ADVISORS FUND, LP

Delaware		22-678474
(a Delaware Partnership)		(I.R.S. Employer Identification No.)
7535 Windsor Drive, Suite A205 Allentown, PA 18195 (610) 366-3922

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

YES   NO ☒

BRIDGETON TACTICAL ADVISORS FUND, LP

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF FINANCIAL CONDITION
As of March 31, 2011 (Unaudited) and December 31, 2010
_______________

	March 31,	December 31,
ASSETS	2011	2010
EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS:
Due from brokers (including margin deposits of
$1,849,322 for 2011 and $1,542,223 for 2010)	$12,846,785	$13,275,165
Net unrealized gains on open positions	975,124	1,256,636
	13,821,909	14,531,801
CASH AND CASH EQUIVALENTS	8,510,818	17,411,836
DUE FROM GENERAL PARTNER	18,664	205,403
PREPAID EXPENSES	223,908	0
INTEREST RECEIVABLE	276	711
TOTAL ASSETS	$22,575,575	$32,149,751
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES:
Prepaid subscriptions	$1,644	$1,438
Redemptions payable	804,084	2,083,797
Other accrued expenses	120,005	88,705
Accrued incentive fees	26,850	60,299
Accrued management fees	41,741	61,112
TOTAL LIABILITIES	994,324	2,295,351
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners – Class A (2,409.6322 and 2,570.7404
fully redeemable units at March 31, 2011 and
December 31, 2010, respectively)	18,391,070	19,608,673
Limited partners – Class B (3,294.4535 and 11,880.0907
fully redeemable units at March 31, 2011 and
December 31, 2010, respectively)	3,085,138	10,145,727
General partner – Class A (13.7630 and 13.1103
fully redeemable units at March 31, 2011 and
December 31, 2010, respectively)	105,043	100,000
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	21,581,251	29,854,400
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$22,575,575	$32,149,751

See Notes to Condensed Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of March 31, 2011 (Unaudited)
_______________

LONG FUTURES CONTRACTS

	Unrealized Gains (Loss), Net	% of Partners’ Capital
Commodity Futures Industry Sector
Currencies	$177,049	0.820%
Energy	238,755	1.106%
Grains	(2,295)	(0.011)%
Interest rates	(14,662)	(0.067)%
Livestock	5,835	0.027%
Metals	437,833	2.029%
Stock indices	139,025	0.644%
Tropical products	43,458	0.201%
Total long futures contracts	$1,024,998	4.749%

SHORT FUTURES CONTRACTS

	Unrealized Gains (Loss), Net	% of Partners’ Capital
Commodity Futures Industry Sector
Currencies	$2,836	0.013%
Grains	(27,156)	(0.126)%
Interest rates	51,882	0.241%
Metals	(8,638)	(0.040)%
Stock indices	(71,623)	(0.332)%
Tropical products	2,825	0.013%
Total short futures contracts	$(49,874)	(0.231)%

Total futures contracts	$975,124	4.518%

________

*      No single contract’s value exceeds 5% of partners’ capital.

See Notes to Condensed Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
As of December 31, 2010
_______________

LONG FUTURES CONTRACTS

	Unrealized Gains (Loss), Net	% of Partners’ Capital

Commodity Futures Industry Sector
Currencies	$265,654	0.890%
Energy	157,014	0.526%
Grains	129,820	0.435%
Interest rates	57,168	0.191%
Livestock	7,360	0.025%
Metals	403,052	1.350%
Stock indices	(1,064)	(0.004)%
Tropical products	305,881	1.024%
Total long futures contracts	$1,324,885	4.437%

SHORT FUTURES CONTRACTS

	Unrealized Gain (Loss), Net	% of Partners’ Capital*
Commodity Futures Industry Sector
Currencies	$(16,243)	(0.054)%
Energy	(19,760)	(0.066)%
Grains	(16,252)	(0.054)%
Interest rates	17,310	0.058%
Metals	(33,343)	(0.112)%
Stock indices	1,159	0.004%
Tropical products	(1,120)	(0.004)%
Total short futures contracts	$(68,249)	(0.228)%
Total futures contracts	$1,256,636	4.209%

________

*      No single contract’s value exceeds 5% of partners’ capital.

See Notes to Condensed Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF INCOME (LOSS)
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
_______________

	Three Months Ended March 31,
	2011	2010
NET INVESTMENT (LOSS) Income:
Interest income	$5,497	$8,890
Expenses:
Brokerage commissions	260,501	772,868
Incentive fees	26,850	0
Management fees	116,377	296,340
Professional fees	43,942	68,198
Accounting and administrative	28,938	57,256
Other expenses	15,766	59,773
Total expenses	492,374	1,254,435
Net investment (loss)	(486,877)	(1,245,545)
TRADING PROFITS (LOSSES)
Profits (Losses) on trading of commodity futures:
Net realized gains (losses) on closed positions	619,019	(3,489,812)
Change in net unrealized gains (losses) on open positions	(281,512)	(592.369)
Total trading profits (losses)	337,507	(4,082,181)
NET (LOSS)	$(149,370)	$(5,327,726)
NET INCOME (LOSS) PER UNIT
(based on weighted average number of units outstanding during the period)

Class A	$0.38	$(686.17)
Class B – Series 1	$2.70	$(82.04)
Class B – Series 2	$(40.11)	$(75.93)
Class B – Series 3	$(1.91)	$(97.66)

See Notes to Condensed Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2011
(Unaudited)
_______________

	CLASS A						CLASS B LIMITED PARTNERS
	General Partner		Limited Partners		Total	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Class A	Units	Amount	Units	Amount	Units	Amount	Class B	Total
PARTNERS’ CAPITAL, JANUARY 1, 2011	13.1103	$100,000	2,570.7404	$19,608,673	$19,708,673	$2,980.2313	$2,958,623	8,852.8246	$7,139,159	47.0348	$47,945	$10,145,727	$29,854,400
Subscriptions	0.6527	4,946	3.6225	27,507	32,453	-	-	22.3658	17,556	-	-	17,556	50,009
Redemptions	-	-	(164.7307)	(1,245,966)	(1,245,966)	(751.9275)	(747,354)	(7,856.0755)	(6,180,468)	-	-	(6,927,822)	(8,173,788)
Net income (loss)	-	97	-	856	953	-	7,773	-	(158,006)	-	(90)	(150,323)	(149,370)
PARTNERS’ CAPITAL, MARCH 31, 2011	13.7630	$105,043	2,409.6322	$18,391,070	$18,496,113	2,228.3038	$2,219,042	1,019.1149	$818,241	47.0348	$47,855	$3,085,138	$21,581,251

	Net Asset Value Per Unit
	Class A		Class B, Series 1	Class B, Series 2	Class B, Series 3
January 1, 2011	$7,627.64	(1)	$992.75	$806.43	$1,019.35
March 31, 2011	$7,632.31	(2)	$995.84	$802.89	$1,017.43
_____________

(1)           Based on 2,583.8507 Class A shares
(2)           Based on 2,423.3952 Class A shares

See Notes to Condensed Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) (CONTINUED)
For the Three Months Ended March 31, 2010
(Unaudited)
_______________

	CLASS A					CLASS B LIMITED PARTNERS
	General Partner		Limited Partners		Total	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Class A	Units	Amount	Units	Amount	Units	Amount	Class B	Total
PARTNERS’ CAPITAL, JANUARY 1, 2010	116.8617	$936,983	3,328.8303	$26,690,125	$27,627,108	3,232.6375	$3,339,684	39,711.9928	$34,346,892	70.7534	$76,578	$37,763,154	$65,390,262
Subscriptions	1.1086	8,573	59.0790	450,609	459,182	20.1582	20,000	436.2158	367,601	-	-	387,601	846,783
Redemptions	-	-	(713.0298)	(5,348,499)	(5,348,499)	(185.4318)	(179,301)	(4,906.8109)	(3,906,426)	(23.7186)	(23,549)	(4,109,276)	(9,457,775)
Net (loss)	-	(75,648)	-	(2,067,779)	(2,143,427)	-	(258,441)	-	(2,919,527)	-	(6,331)	(3,184,299)	(5,327,726)
PARTNERS’ CAPITAL MARCH 31, 2010	117.9703	$869,908	2,674.8795	$19,724,456	$20,594,364	3,067.3639	$2,921,942	35,241.3977	$27,888,540	47.0348	$46,698	$30,857,180	$51,451,544

	Net Asset Value Per Unit
	Class A		Class B, Series 1	Class B, Series 2	Class B, Series 3
January 1, 2010	$8,017.87	(1)	$1,033.11	$864.90	$1,082.32
March 31, 2010	$7,373.96	(2)	$952.59	$791.36	$992.84
_____________

(1)      Based on 3,445.6920 Class A shares

(2)      Based on 2,792.8498 Class A shares

See Notes to Condensed Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
_______________

1.	BASIS OF PRESENTATION

The interim condensed financial statements of Bridgeton Tactical Advisors Fund, LP, formerly, RFMC Tactical Advisors Fund, LP and RFMC Willowbridge Fund, L.P. (the “Partnership”), included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  These condensed financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.  The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report.  In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners’ capital for the interim periods presented and are not necessarily indicative of a full year’s results.

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

From the Partnership’s start until February 1, 2011, Ruvane Fund Management Corporation, a Delaware corporation (“Ruvane” or the “General Partner” for periods prior to March 1, 2011), was the sole general partner of the Partnership.  From that date until March 1, 2011, Bridgeton Fund Management, LLC (“Bridgeton” or the “General Partner” for periods on or after March 1, 2011) was a co-general partner of the Partnership with Ruvane.  Effective March 1, 2011, Bridgeton is the sole general partner of the Partnership.  Bridgeton has been registered with the Commodity Futures Trading Commission (“CFTC”) pursuant to the Commodity Exchange Act (“CEA”) as a Commodity Pool Operator (“CPO”) since January 11, 2011 and has been a member of the National Futures Association (“NFA”) since January 11, 2011. The General Partner is required by the Limited Partnership Agreement, as amended and restated (the “Agreement”), to contribute $1,000 to the Partnership.

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
A Method of Reporting

The Partnership’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income (loss) and expenses during the reporting period.  Actual results could differ from these estimates.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), referred to as ASC or the Codification, is the single source of U.S. GAAP.
The Partnership has elected not to provide a statement of cash flows as permitted under ASC Topic 230, Statement of Cash Flows.

B. Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurements and Disclosures.  At March 31, 2011 and December 31, 2010, the Partnership had investments in money market mutual funds of $7,393,243 and $12,889,929, respectively.  Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

C. Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers at March 31, 2011 and December 31, 2010 consisted of cash on deposit with the brokers of $12,846,785 and $13,275,165, respectively.  The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

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

E. Brokerage Commissions

The Class A limited partners pay to the General Partner a flat brokerage commission of 4.0% annually of the net asset value of the Class A limited partners’ capital as of the beginning of each month.  Class B limited partners pay to the General Partner a flat brokerage commission equal to the following percentages of each Series’ applicable net asset value:  Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%.  From these amounts, the General Partner paid (1) actual trading commissions incurred by the Partnership of $49,897 and $113,899 for the three months ended March 31, 2011 and 2010, respectively, and (2) 3.0% to properly registered selling agents as their ongoing compensation for servicing Class B limited partners (and to the extent the amount is less than 3%, the brokerage commissions with respect to such Class B limited partnership interests will be reduced accordingly).  Approximately 35% to 45% of the actual trading commissions incurred by the Partnership is remitted by the brokers to an Introducing Broker affiliated with Bridgeton.

Brokerage commissions charged to each Class or Series of class were as follows:

	For the Three Months Ended March 31,
	2011	2010

Class A	$190,710	$251,856
Class B – Series 1	21,183	23,952
Class B – Series 2	48,016	496,135
Class B – Series 3	592	925
Total	$260,501	$772,868

As of March 31, 2011 and December 31, 2010, $18,664 and $13,609, respectively, were due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

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

G. G. Incentive Fees

Pursuant to the Trading Advisory Agreements with Willowbridge (“Willowbridge Agreement”) and QIM (“QIM Agreement”), the Trading Advisors are entitled to a quarterly incentive fee based on the new profits or the new net profits, as defined in the applicable Trading Advisory Agreements, of the Partnership’s trading assets allocated to the respective Trading Advisor.

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

There were no incentive fees earned by Willowbridge for the three months ended March 31, 2011 and 2010.  Incentive fees earned by QIM totaled $26,850 and $0 for the three months ended March 31, 2011 and 2010.

H. Management Fees

The General Partner is paid an annual management fee equal to 1% of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year.  Such annual fee is paid in advance at the beginning of the respective year and is amortized by the Partnership on a straight-line basis over twelve months.  The total management fee paid to the General Partner in 2011 and 2010 was $298,544 and $653,903, respectively.  For the three-month period ended March 31, 2011 and 2010, the Partnership recorded management fee expense earned by the General Partner of 74,636 and $163,476, respectively.  As of March 31, 2011 and December 31, 2010, the unamortized prepaid management fees were $223,908 and $0, respectively.

In addition to the management fee paid to the General Partner, the Partnership pays Willowbridge a quarterly trading advisor management fee of 0.25% (1% per year) of the net asset value of the Partnership’s trading assets allocated to Willowbridge.  These fees amounted to $41,741 and $132,864 for the three months ended March 31, 2011 and 2010, respectively.  As of March 31, 2011 and December 31, 2010, $41,741 and $61,112, respectively, were due to Willowbridge.  QIM is not paid a trading advisor management fee.

I. Income Taxes
No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

The Partnership applies the provisions of Codification Topics 740, Income Taxes and 835, Interest, which prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current period.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three months ended March 31, 2011 and 2010.

The Partnership files U.S. federal and state tax returns. The 2008 through 2010 tax years generally remain subject to examination by U.S. federal and most state authorities.

J. Subscriptions

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month.  Partners’ contributions received in advance for subscriptions are recorded as prepaid subscriptions in the Condensed Statements of Financial Condition. The General Partner charges a 1% initial administrative fee on all limited partner unit subscriptions.  The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion.  Subscription proceeds to the Partnership are recorded net of these charges.  For the three months ended March 31, 2011 and 2010, no initial administration fees were paid to the General Partner.

K. Redemptions
Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month with at least ten days written notice to the General Partner
L. Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Condensed Statements of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and (losses) resulting from the translation to U.S. dollars totaled $(2,075) and $9,524 for the three months ended March 31, 2011 and 2010, respectively, and are reported as a component of “Net realized gains (losses) on closed positions” in the Condensed Statements of Income (Loss).

M. Indemnifications

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories: :

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

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels:

	As of March 31, 2011

	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$1,170,703	$1,170,703	N/A	N/A
Money market mutual funds	7,393,243	7,393,243	N/A	N/A
Total investment assets	$8,563,946	$8,563,946
Liabilities
Futures contracts	$(195,579)	$(195,579)	N/A	N/A
Total investment liabilities	$(195,579)	$(195,579)

	As of December 31, 2010

Assets	Total	Level 1	Level 2	Level 3
Futures contracts	$1,369,179	$1,369,179	N/A	N/A
Money market mutual funds	12,889,929	12,889,929	N/A	N/A
Total investment assets	$14,259,108	$14,259,108
Liabilities
Futures contracts	$(112,543)	$(112,543)	N/A	N/A
Total investment liabilities	$(112,543)	$(112,543)

5.	DERIVATIVE INSTRUMENTS

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

	As of March 31, 2011

	Assets	Liabilities	Net

Currencies	$204,542	$(24,657)	$179,885
Energy	238,755	0	238,755
Grains	15,350	(44,801)	(29,451)
Interest rates	73,969	(36,749)	37,220
Livestock	5,835	0	5,835
Metals	437,833	(8,638)	429,195
Stock indices	139,574	(72,172)	67,402
Tropical products	54,845	(8,562)	46,283

Totals	$1,170,703	$(195,579)	$975,124

	As of December 31, 2010

	Assets	Liabilities	Net
Currencies	$271,711	$(22,300)	$249,411
Energy	157,014	(19,760)	137,254
Grains	130,245	(16,677)	113,568
Interest rates	78,380	(3,902)	74,478
Livestock	7,360	0	7,360
Metals	403,053	(33,344)	369,709
Stock indices	11,147	(11,052)	95
Tropical products	310,269	(5,508)	304,761
Totals	$1,369,179	$(112,543)	$1,256,636

Realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Condensed Statements of Income (Loss).

The Partnership’s trading results and information related to the volume of the Partnership’s derivative activity by market sector were as follows

	For the three months ended March 31, 2011

	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Closed Contracts

Currencies	$(188,604)	$(69,526)	$(258,130)	1,772
Energy	278,799	101,501	380,300	1,022
Grains	(55,607)	(143,019)	(198,626)	636
Interest rates	(77,595)	(37,258)	(114,853)	3,924
Livestock	(11,330)	(1,525)	(12,855)	74
Metals	220,399	59,486	279,885	446
Stock indices	114,165	67,307	181,472	1,364
Tropical products	338,792	(258,478)	80,314	382
Total	$619,019	$(281,512)	$337,507	9,620

	For the three months ended March 31, 2010

	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Closed Contracts

Currencies	$1,372,168	$(1,066,264)	$305,904	4,858
Energy	(2,756,113)	468,716	(2,287,397)	2,616
Grains	(503,655)	25,487	(478,168)	5,758
Interest rates	(608,524)	(348,637)	(957,161)	8,486
Livestock	(11,280)	(9,800)	(21,080)	458
Metals	(1,536,063)	409,071	(1,126,992)	1,870
Stock indices	(9,423)	13,353	3,930	880
Tropical products	563,078	(84,295)	478,783	1,584
Total	$(3,489,812)	$(592,369)	$(4,082,181)	26,510

The number of contracts closed for futures contracts represents the number of contract half-turns during the three months ended March 31, 2011 and 2010.

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

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Condensed Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Condensed Statements of Income (Loss).  Open contracts generally mature within 90 days; as of March 31, 2011 and December 31, 2010, the latest maturity dates for open contracts are March 2012 and March 2012, respectively.

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

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
_______________

6.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2011 and 2010.  The information has been derived from information presented in the financial statements.

	Three Months Ended March 31, 2011
	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance (for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,627.64	$992.75	$806.43	$1,019.35
Profit (loss) from operations
Net investment (loss)	(143.53)	(16.28)	(19.30)	(21.67)
Net trading profit	148.20	19.37	15.76	19.75
Net profit (loss)	4.67	3.09	(3.54)	(1.92)
Net Asset Value, end of the period	$7,632.31	$995.84	$802.89	$1,017.43
Total Return(1) (4)
Total Return before incentive fees(2)	0.17%	0.43%	(0.31)%	(0.09)%
Incentive fees	(0.11)%	(0.12)%	(0.13)%	(0.10)%
Total Return after incentive fees	0.06%	0.31%	(0.44)%	(0.19)%
Supplemental Data
Ratios to average net asset value
Expenses prior to incentive fees(3) (5)	7.32%	6.61%	11.39%	8.25%
Incentive fees(4)	0.11%	0.12%	0.13%	0.10%

Total Expense	7.43%	6.73%	11.52%	8.35%
Net investment (loss) before incentive fees(3) (5)	(7.24)%	(6.52)%	(11.27)%	(8.16)%
Incentive fees(4)	(0.11)%	(0.12)%	(0.13)%	(0.10)%
Net investment (loss) after incentive fees	(7.35)%	6.64)%	(11.40)%	(8.26)%

	Three Months Ended March 31, 2010
	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance (for a Unit outstanding for the entire period)

Net Asset Value, beginning of the period	$8,017.87	$1,033.11	$864.90	$1,082.32
(Loss) from operations
Net investment (loss)	(142.16)	(15.39)	(19.54)	(23.09)
Net trading (loss)	(501.75)	(65.13)	(54.00)	(66.39)
Net (loss)	(643.91)	(80.52)	(73.54)	(89.48)
Net Asset Value, end of the period	$7,373.96	$952.59	$791.36	$992.84
Total Return(1) (4)	(8.03)%	(7.79)%	(8.50)%	(8.27)%
Supplemental Data
Ratios to average net asset value(5)
Expenses(3)	7.48%	6.30%	9.55%	9.00%
Net investment (loss) (3)	(7.42)%	(6.24)%	(9.49)%	(8.93)%

Total returns are calculated based on the change in value of a unit during the periods presented.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions

____________
(1)
Total return is derived as ending net asset value less beginning net asset value divided by beginning net asset value, and excludes the effect of sales commissions and initial administrative charges on subscriptions.

(2)	Total return before incentive fees is derived by dividing the sum of net income per unit plus the incentive fees per unit by opening net asset value per unit.
(3)	Annualized.
(4)	Not annualized.
(5)	Excludes the effect of incentive fees.

* * * * *

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bridgeton Tactical Advisors Fund, LP (the “Partnership”) engages in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts, and forward contracts (“Commodity and Futures Contracts”).  The Partnership may also invest in entities (including without limitation other partnerships, separate managed accounts, exchange traded funds or other types of funds) that primarily trade in exchange traded securities, options on exchange traded securities, exchange traded funds or Commodity and Futures Contracts.  From the Partnership’s start until February 1, 2011, Ruvane Fund Management Corporation, a Delaware corporation (“Ruvane” or the “General Partner” for periods prior to March 1, 2011), was the sole general partner of the Partnership.  From that date until March 1, 2011, Bridgeton Fund Management, LLC (“Bridgeton” or the “General Partner” for periods on or after March 1, 2011) was a co-general partner of the Partnership with Ruvane.  Effective March 1, 2011, Bridgeton is the sole general partner of the Partnership.  The General Partner has selected Willowbridge Associates Inc. (“Willowbridge”) and Quantitative Investment Management LLC (“QIM”, and collectively with Willowbridge, the “Advisors”) as the Partnership’s trading advisors.

The success of the Partnership is dependent upon the ability of the Advisors to generate trading profits through the speculative trading of Commodity and Futures Contracts sufficient to produce capital appreciation after payment of all fees and expenses. Future results will depend in large part upon the Commodity and Futures Contracts markets in general, the performance of the Advisors, the amount of additions and redemptions and changes in interest rates. Due to the leveraged nature of the Partnership’s trading activity, small price movements in Commodity and Futures Contracts may result in substantial gains or losses to the Partnership. Because of the nature of these factors and their interaction, past performance is not indicative of future results. As a result, any recent increases in net realized or unrealized gains may have no bearing on any results that may be obtained in the future.

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

Class B Interests pay to the General Partner commissions of up to 6.0% annually of the net asset value of the Class B partners’ capital. The General Partner will pay up to 3.0% from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3.0% the brokerage fee with respect to such Class B limited partnership interests will be reduced accordingly. The General Partner pays from this amount all commission charges and fees with respect to the Partnership’s trading in Commodity and Futures Contracts. The flat-rate monthly commission is common among programs such as the Partnership.

Summary of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Partnership’s financial statements. The critical accounting estimates and related judgments underlying the Partnership’s financial statements are summarized below. In applying these policies, management makes judgments that frequently require estimates about matters that are inherently uncertain. The Partnership’s significant accounting policies are described in detail in Note 3 of the Notes to Condensed Financial Statements.

Investments in commodity futures, options and forward contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period. The difference between the original cost basis of the contract and fair value is recorded in income as a net unrealized gain or loss on open positions in the Condensed Statements of Financial Condition. Realized gains and losses on closed contracts are recorded on a first-in-first-out basis. Interest income is recognized on an accrual basis. All Commodity and Futures Contracts and financial instruments are recorded at fair value in the financial statements. Fair value is based on quoted market prices or estimates of fair value.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and 2010

For the quarter ended March 31, 2011 the Partnership had total gains comprised of net trading grains representing $619,019 in realized gains on closed positions, and $(281,512) in change in net unrealized gains (losses) on open positions, and $5,497 interest income. For the same quarter in 2010 the Partnership had total losses comprised of net trading losses representing $(3,489,812) in realized losses on closed positions, and $(592,369) in change in net unrealized gains on open positions, and $8,890 in interest income.

In January 2011, the Partnership had a loss.  The Partnership had gains in its heating oil and gasoline futures as well as European debt instruments; the Partnership had losses in crude oil, silver and some foreign currencies.  The Partnership recorded a net loss of $(755,613). In February 2011, trading was profitable as the Partnership generated gains in its silver, gasoline and heating oil, and coffee positions;  the Partnership had some offsetting losses in the Japanese yen and wheat.  The Partnership recorded a net gain of $519,558. In March 2011, trading was profitable. The Partnership had gains in its cattle, gasoline and gold positions; the Partnership had losses in base metals and in corn.  The Partnership recorded a net gain of $86,685.

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

For the quarter ended March 31, 2011, the Partnership had expenses comprised of $260,501 in brokerage commissions (including clearing and exchange fees), $26,850 in incentive fees, $116,377 in management fees, $43,942 in professional fees, $28,938 in accounting and administrative expenses, and $15,766 in other expenses. For the same quarter in 2010, the Partnership had expenses comprised of $772,868 in brokerage commissions (including clearing and exchange fees), $0 in incentive fees, $296,340 in management fees, $68,198 in professional fees, $57,256 in accounting and administrative expenses, and $59,773 in other expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the activity discussed above, the Partnership recorded a net loss of ($149,370) for the quarter compared to a net loss of $(5,327,726) for the same quarter in 2010.

At March 31, 2011, the net asset value of the Partnership was $21,581,251, compared to its net asset value of $29,854,400 at December 31, 2010.

During the quarter, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material.

Liquidity and Capital Resources

In general, each    Advisor trades only those Commodity and Futures Contracts that have sufficient liquidity to enable it to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Pursuant to such regulations, no trades may be executed on any given day at prices beyond daily limits. The price of a futures contract occasionally has exceeded the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating its position. While the occurrence of such an event may reduce or eliminate the liquidity of a particular market, it will not eliminate losses and may, in fact, substantially increase losses because of the inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Partnership is trading, whether such liquidity is caused by any the above reasons or otherwise, the Partnership may be unable to liquidate its position prior to its expiration date, thereby requiring the Partnership to make or take delivery of the underlying interests of the commodity interests.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of March 31, 2011 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principal of the General Partner) to allow timely decisions regarding required disclosure. During the first quarter of 2011, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The General Partner is not aware of any pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

Item 1A. Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of March 31, 2011, 5,717.8487 Partnership Units were held by 353 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2011 through March 31, 2011, a total of 26.6410 Partnership Units were subscribed for the aggregate subscription amount of $50,009. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2011	$5,287
February 2011	$20,646
March 2011	$24,076

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

BRIDGETON TACTICAL ADVISORS FUND, L P
Date: May 16, 2011
By: /s/ Stephen J. Roseme
Stephen J. Roseme
Chief Executive, Principal Executive Officer and Principal Financial Officer
Bridgeton Fund Management, LLC
the general partner of
Bridgeton Tactical Advisors Fund, LP