Form 10-Q/A
period 2011-05-13
BRIDGETON TACTICAL ADVISORS FUND, LP
filed 2011-05-18
CIK 794775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q/A

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

Page 1of 21

BRIDGETON TACTICAL ADVISORS FUND, LP

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Page 2of 21

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

Page 3of 21

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

Page 4of 21

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

Page 5of 21

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

Page 6of 21

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

Page 7of 21

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

Page 8of 21

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

. H. Management Fees

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

Page 10of 21

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

Page 11of 21

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

Page 12of 21

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

Page 13of 21

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

Page 14of 21

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

Page 15of 21

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

Page 16of 21

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

Page 17of 21

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
Date: May 18, 2011
By: /s/ Stephen J. Roseme
Stephen J. Roseme
Chief Executive, Principal Executive Officer and Principal Financial Officer
Bridgeton Fund Management, LLC
the general partner of
Bridgeton Tactical Advisors Fund, LP