Form 10-Q
period 2011-06-30
BRIDGETON TACTICAL ADVISORS FUND, LP
filed 2011-08-15
CIK 794775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

BRIDGETON TACTICAL ADVISORS FUND, LP

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Index

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF FINANCIAL CONDITION
As of June 30, 2011 (Unaudited) and December 31, 2010

	June 30, 2011	December 31, 2010
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS:
Due from brokers (including margin deposits of $820,686 for 2011 and $1,542,223 for 2010)	$10,204,986	$13,275,165
Net unrealized gains on open positions	19,013	1,256,636
Net unrealized (losses) on open positions	(104,979)	0
	10,119,020	14,531,801
CASH AND CASH EQUIVALENTS	9,472,524	17,411,836
DUE FROM GENERAL PARTNER	10,394	205,403
PREPAID EXPENSES	149,272	0
INTEREST RECEIVABLE	0	711
TOTAL ASSETS	$19,751,210	$32,149,751
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES
Prepaid subscriptions	$12,973	$1,438
Redemptions payable	760,800	2,083,797
Other accrued expenses	58,899	88,705
Accrued incentive fees	0	60,299
Accrued management fees	34,558	61,112
TOTAL LIABILITIES	867,230	2,295,351
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners – Class A (2,335.3008 and 2,570.7404 fully redeemable units at June 30, 2011 and December 31, 2010, respectively)	16,903,443	19,608,673
Limited partners – Class B (2,246.3017 and 11,880.0907 fully redeemable units at June 30, 2011 and December 31, 2010, respectively)	1,979,585	10,145,727
General partner – Class A (0.1315 and 13.1103 fully redeemable units at June 30, 2011 and December 31, 2010, respectively)	952	100,000
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	18,883,980	29,854,400
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$19,751,210	$32,149,751

See Notes to Condensed Financial Statements.

Index

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of June 30, 2011 (Unaudited)

LONG FUTURES CONTRACTS
	Unrealized Gain (Loss), Net	% of Partners’ Capital*
Commodity Futures Industry Sector
Currencies	$(872)	(0.005)%
Interest rates	(65,990)	(0.349)%
Metals	2,079	0.011%
Stock indices	2,152	0.011%
Tropical products	13,933	0.074%
Total long futures contracts	$(48,698)	(0.258)%

SHORT FUTURES CONTRACTS
	Unrealized Gain (Loss), Net	% of Partners’ Capital*
Commodity Futures Industry Sector
Currencies	$(17,101)	(0.091)%
Energy	(76,322)	(0.404)%
Grains	100,211	0.531%
Interest rates	14,836	0.079%
Metals	(49,057)	(0.260)%
Stock indices	(11,729)	(0.062)%
Tropical products	1,894	0.010%
Total short futures contracts	$(37,268)	(0.197)%

Total futures contracts	$(85,966)	(0.455)%

*     No single contract’s value exceeds 5% of partners’ capital.

See Notes to Condensed Financial Statements.

Index

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

See Notes to Condensed Financial Statements.

Index

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF INCOME (LOSS)
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
NET INVESTMENT (LOSS)
Income:
Interest income	$1,396	$13,440	$6,893	$22,330
Expenses:
Brokerage commissions	210,932	594,785	471,433	1,367,653
Incentive fees	0	0	26,850	0
Management fees	109,193	239,725	225,570	536,065
Professional fees	14,068	49,733	58,010	117,931
Accounting, administrative fees and other expenses	52,384	81,794	97,088	198,823
Total expenses	386,577	966,037	878,951	2,220,472
Net investment (loss)	(385,181)	(952,597)	(872,058)	(2,198,142)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures
Net realized gains (losses) on closed positions	388,921	735,823	1,007,940	(2,753,989)
Change in net unrealized gains (losses) on open positions	(1,061,090)	(597,331)	(1,342,602)	(1,189,700)
Net trading profits (losses)	(672,169)	138,492	(334,662)	(3,943,689)
NET (LOSS)	$(1,057,350)	$(814,105)	$(1,206,720)	$(6,141,831)
NET (LOSS) PER UNIT

(based on weighted average number of units outstanding during the period)
Class A	$(387.93)	$(105.24)	$(376.76)	$(822.91)
Class B – Series 1	$(47.43)	$(10.86)	$(37.95)	$(93.12)
Class B – Series 2	$(26.54)	$(16.48)	$(75.35)	$(100.46)
Class B – Series 3	$(55.00)	$(16.31)	$(56.92)	$(124.09)

See Notes to Condensed Financial Statements.

Index

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2011
(Unaudited)

	CLASS A					CLASS B LIMITED PARTNERS
	General Partner		Limited Partners		Total	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Class A	Units	Amount	Units	Amount	Units	Amount	Class B	Total
PARTNERS’ CAPITAL, JANUARY 1, 2011	13.1103	$100,000	2,570.7404	$19,608,673	$19,708,673	2,980.2313	$2,958,623	8,852.8246	$7,139,159	47.0348	$47,945	$10,145,727	$29,854,400
Subscriptions	0.6527	4,946	4.8207	36,790	41,736	-	-	22.3658	17,556	-	-	17,556	59,292
Redemptions	-	-	(253.8918)	(1,918,980)	(1,918,980)	(1,563.0318)	(1,520,624)	(8,093.1230)	(6,383,388)	-	-	(7,904,012)	(9,822,992)
Transfers	(13.6315)	(104,039)	13.6315	104,039
Net income (loss)	-	45	-	(927,079)	(927,034)	-	(96,146)	-	(180,863)	-	(2,677)	(279,686)	(1,206,720)
PARTNERS’ CAPITAL, June 30, 2011	0.1315	$952	2,335.3008	$16,903,443	$16,904,395	1,417.1995	$1,341,853	782.0674	$592,464	47.0348	$45,268	$1,979,585	$18,883,980

	Net Asset Value Per Unit

	Class A		Class B, Series 1	Class B, Series 2	Class B, Series 3

January 1, 2011	$7,627.64	(1)	$992.75	$806.43	$1,019.35

June 30, 2011	$7,238.23	(2)	$946.83	$757.56	$962.44

(1)      Based on 2,583.8507 Class A shares

(2)      Based on 2,335.4323 Class A shares

See Notes to Condensed Financial Statements.

Index

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) (CONTINUED)
For the Six Months Ended June 30, 2010
(Unaudited)

	CLASS A					CLASS B LIMITED PARTNERS
	General Partner		Limited Partners		Total	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Class A	Units	Amount	Units	Amount	Units	Amount	Class B	Total

PARTNERS’ CAPITAL, JANUARY 1, 2010	116.8617	$936,983	3,328.8303	$26,690,125	$27,627,108	3,232.6375	$3,339,684	39,711.9928	$34,346,892	70.7534	$76,578	$37,763,154	$65,390,262
Subscriptions	2.0986	15,824	144.4330	1,074,612	1,090,436	99.5516	95,000	591.7281	490,101	-	-	585,101	1,675,537
Redemptions	-	-	(873.1324)	(6,514,041)	(6,514,041)	(193.3736)	(186,773)	(16,714.5863)	(13,112,210)	(23.7186)	(23,549)	(13,322,532)	(19,836,573)
Net (loss)	-	(87,829)	-	(2,344,772)	(2,432,601)	-	(292,184)	-	(3,409,949)	-	(7,097)	(3,709,230)	(6,141,831)

PARTNERS’ CAPITAL, JUNE 30, 2010	118.9603	$864,978	2,600.1309	$18,905,924	$19,770,902	3,138.8155	$2,955,727	23,589.1346	$18,314,834	47.0348	$45,932	$21,316,493	$41,087,395

	Net Asset Value Per Unit

	Class A		Class B, Series 1	Class B, Series 2	Class B, Series 3

January 1, 2010	$8,017.87	(1)	$1,033.11	$864.90	$1,082.32

June 30, 2010	$7,271.14	(2)	$941.67	$776.41	$976.55

(1)       Based on 3,445.6920 Class A shares

(2)      Based on 2,719.0912 Class A shares

See Notes to Condensed Financial Statements.

Index

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

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

Index

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Method of Reporting (Continued)

The Partnership has elected not to provide a statement of cash flows as permitted under ASC Topic 230, Statement of Cash Flows.

B.	Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurements and Disclosures.  At June 30, 2011 and December 31, 2010, the Partnership had investments in money market mutual funds of $7,894,894 and $12,889,929, respectively.  Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

C.	Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers at June 30, 2011 and December 31, 2010 consisted of cash on deposit with the brokers of $10,204,986 and $13,275,165, respectively.  The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

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

The Class A limited partners pay to the General Partner a flat brokerage commission of 4.0% annually of the net asset value of the Class A limited partners’ capital as of the beginning of each month.  Class B limited partners pay to the General Partner a flat brokerage commission equal to the following percentages of each Series’ applicable net asset value:  Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%.  From these amounts, the General Partner paid (1) actual trading commissions incurred by the Partnership of $33,146 and $83,043 for the three and six months ended June 30, 2011, respectively, and $106,169 and $220,068 for the three and six months ended June 30, 2010, respectively, and (2) 3.0% to properly registered selling agents as their ongoing compensation for servicing Class B limited partners (and to the extent the amount is less than 3%, the brokerage commissions with respect to such Class B limited partnership interests will be reduced accordingly).  Approximately 35% to 45% of the actual trading commissions incurred by the Partnership is remitted by the brokers to an Introducing Broker affiliated with Bridgeton.

Index

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Brokerage Commissions (Continued)

Brokerage commissions charged to each Class or Series of class were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Class A	$183,481	$201,943	$374,191	$453,799
Class B – Series 1	16,412	21,891	37,595	45,843
Class B – Series 2	10,437	370,376	58,453	866,511
Class B – Series 3	602	575	1,194	1,500
Total	$210,932	$594,785	$471,433	$1,367,653

As of June 30, 2011 and December 31, 2010, $10,394 and $13,609, respectively, were due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

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

Index

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.	Incentive Fees (Continued)

There were no incentive fees earned by Willowbridge for the three and six months ended June 30, 2011 and June 30, 2010.  Incentive fees earned by QIM totaled $0 and $26,850 for the three and six months ended June 30, 2011, respectively; and no incentive fees were earned for the three and six months ended June 30, 2010.

H.	Management Fees

The General Partner is paid an annual management fee equal to 1% of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year.  Such annual fee is paid in advance at the beginning of the respective year and is amortized by the Partnership on a straight-line basis over twelve months.  The total management fee paid to the General Partner in 2011 and 2010 was $298,544 and $653,903, respectively.  For the three months and six months ended June 30, 2011 the Partnership recorded management fee expense earned by the General Partner of $74,636 and $149,272 respectively, and for the three months and six months ended June 30, 2010, the Partnership recorded management fee expense earned by the General Partner of $163,475 and $326,951, respectively.  As of June 30, 2011 and December 31, 2010, the unamortized prepaid management fees were $149,272 and $0, respectively.

In addition to the management fee paid to the General Partner, the Partnership pays Willowbridge a quarterly trading advisor management fee of 0.25% (1% per year) of the net asset value of the Partnership’s trading assets allocated to Willowbridge.  These fees amounted to $34,557 and $76,298 for the three months and six months ended June 30, 2011, respectively, and $76,250 and $209,114 for the three months and six months ended June 30, 2010, respectively.  As of June 30, 2011 and December 31, 2010, $34,558 and $61,112, respectively, were due to Willowbridge.  QIM is not paid a trading advisor management fee.

I.	Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

The Partnership applies the provisions of Codification Topics 740, Income Taxes and 835, Interest, which prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current period.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three and six months ended June 30, 2011 and June 30, 2010.

The Partnership files U.S. federal and state tax returns. The 2008 through 2010 tax years generally remain subject to examination by U.S. federal and most state authorities.

J.	Subscriptions

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month.  Partners’ contributions received in advance for subscriptions are recorded as prepaid subscriptions in the Condensed Statements of Financial Condition. The General Partner charges a 1% initial administrative fee on all limited partner unit subscriptions.  The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion.  Subscription proceeds to the Partnership are recorded net of these charges.  For the three months and six months ended June 30, 2011 and June 30, 2010, no initial administration fees were paid to the General Partner.

K.	Redemptions

Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month with at least ten days written notice to the General Partner.

Index

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

L.	Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Condensed Statements of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Realized gains (losses) resulting from the translation to U.S dollars totaled $284 and $(1,791) for the three and six months ended June 30, 2011, respectively, and $(7,934) and $1,590 for the three and six months ended June 30, 2010, respectively, and are reported as a component of “Net realized gains (losses) on closed positions” in the Condensed Statements of Income (Loss).

M.	Recently Issued Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update 2011-04, Fair Value Measurements (“ASU 2011-04”).  ASU 2011-04 amends ASC Topic 820, Fair Value Measurements and Disclosures, to clarify certain provisions of Topic 820 but also includes some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value and measurements in accordance with U.S. GAAP and International Financial Reporting Standards.  The amendments in ASU 2011-04 are to be applied prospectively and will become effective during the interim and annual periods beginning after December 15, 2011.  The Partnership will adopt the methodologies prescribed in ASU 2011-04 by the date required and does not anticipate that this ASU will have material effect on its financial position or results of operations.

N.	Indemnifications

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

O.	Reclassification

Certain accounts in the financial statements were reclassified to conform with the current period’s presentation.

Index

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

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

Index

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

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

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels:

	As of June 30, 2011
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$165,884	$165,884	N/A	N/A
Money market mutual funds	7,894,894	7,894,894	N/A	N/A
Total investment assets	$8,060,778	$8,060,778
Liabilities
Futures contracts	$(251,850)	$(251,850)	N/A	N/A
Total investment liabilities	$(251,850)	$(251,850)

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$1,369,179	$1,369,179	N/A	N/A
Money market mutual funds	12,889,929	12,889,929	N/A	N/A
Total investment assets	$14,259,108	$14,259,108
Liabilities
Futures contracts	$(112,543)	$(112,543)	N/A	N/A
Total investment liabilities	$(112,543)	$(112,543)

5.	DERIVATIVE INSTRUMENTS

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

Under provisions of ASC Topic 815, Derivatives and Hedging, entities are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial condition.  Investments in futures contracts are reported in the Condensed Statements of Financial Condition as “Net unrealized gains on open positions” or “Net unrealized (losses) on open positions.”

Index

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

The fair value of the Partnership's derivative contracts is presented below on a gross basis as an asset if in a gain position and a liability if in a loss position.

	As of June 30, 2011
	Assets	Liabilities	Net
Currencies	$7,200	$(25,173)	$(17,973)
Energy	10,508	(86,830)	(76,322)
Grains	100,223	(12)	100,211
Interest rates	27,575	(78,729)	(51,154)
Metals	2,399	(49,377)	(46,978)
Stock indices	2,152	(11,729)	(9,577)
Tropical products	15,827	0	15,827

Totals	$165,884	$(251,850)	$(85,966)

	As of December 31, 2010
	Assets	Liabilities	Net
Currencies	$271,711	$(22,300)	$249,411
Energy	157,014	(19,760)	137,254
Grains	130,245	(16,677)	113,568
Interest rates	78,380	(3,902)	74,478
Livestock	7,360	0	7,360
Metals	403,053	(33,344)	369,709
Stock indices	11,147	(11,052)	95
Tropical products	310,269	(5,508)	304,761
Totals	$1,369,179	$(112,543)	$1,256,636

Realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Condensed Statements of Income (Loss).

Index

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)
_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

The Partnership’s trading results and information related to the volume of the Partnership’s derivative activity by market sector were as follows:

	For the three months ended June 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Closed Contracts
Currencies	$45,291	$(197,858)	$(152,567)	1,234
Energy	35,870	(315,077)	(279,207)	642
Grains	(262,277)	129,662	(132,615)	546
Interest rates	221,757	(88,374)	133,383	2,198
Livestock	(10,780)	(5,835)	(16,615)	44
Metals	268,640	(476,173)	(207,533)	356
Stock indices	(146,608)	(76,979)	(223,587)	1,422
Tropical products	237,028	(30,456)	206,572	280
Total	$388,921	$(1,061,090)	$(672,169)	6,722

	For the six months ended June 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized (Losses)	Net Trading Profits (Losses)	Number of Closed Contracts
Currencies	$(143,313)	$(267,384)	$(410,697)	3,006
Energy	314,669	(213,576)	101,093	1,664
Grains	(317,884)	(13,357)	(331,241)	1,182
Interest rates	144,162	(125,632)	18,530	6,122
Livestock	(22,110)	(7,360)	(29,470)	118
Metals	489,039	(416,687)	72,352	802
Stock indices	(32,443)	(9,672)	(42,115)	2,786
Tropical products	575,820	(288,934)	286,886	662
Total	$1,007,940	$(1,342,602)	$(334,662)	16,342

	For the three months ended June 30, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Closed Contracts
Currencies	$301,399	$(114,181)	$187,218	5,370
Energy	(386,794)	(561,404)	(948,198)	3,436
Grains	(188,213)	(170,771)	(358,984)	4,050
Interest rates	1,412,552	435,216	1,847,768	9,644
Livestock	(27,390)	(4,380)	(31,770)	156
Metals	(30,176)	(78,328)	(108,504)	1,326
Stock indices	(414,779)	(62,120)	(476,899)	2,574
Tropical products	69,224	(41,363)	27,861	996
Total	$735,823	$(597,331)	$138,492	27,552

Index

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

	For the six months ended June 30, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Closed Contracts
Currencies	$1,673,567	$(1,180,445)	$493,122	10,228
Energy	(3,142,907)	(92,688)	(3,235,595)	6,052
Grains	(691,868)	(145,284)	(837,152)	9,808
Interest rates	804,028	86,579	890,607	18,130
Livestock	(38,670)	(14,180)	(52,850)	614
Metals	(1,566,239)	330,743	(1,235,496)	3,196
Stock Indices	(424,202)	(48,767)	(472,969)	3,454
Tropical products	632,302	(125,658)	506,644	2,580
Total	$(2,753,989)	$(1,189,700)	$(3,943,689)	54,062

The number of contracts closed for futures contracts represents the number of contract half-turns during the three and six months ended June 30, 2011 and June 30, 2010.

Index

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

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

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Condensed Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Condensed Statements of Income (Loss).  Open contracts generally mature within 90 days; as of June 30, 2011 and December 31, 2010, the latest maturity dates for open contracts are June 2012 and March 2012, respectively.

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

6.	SUBSEQUENT EVENT

As of August 1, 2011, the Partnership added DPT Capital Management, LLC (“DPT”) and PJM Capital (“PJM”) as trading advisors in addition to Willowbridge and QIM.  As a result, effective August 1, 2011 the Partnership allocates its trading assets to the Trading Advisors: approximately 34% to Willowbridge, 34% to QIM, 21% to PJM and 11% to DPT.

Index

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

7.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three and six months ended June 30, 2011 and June 30, 2010.  The information has been derived from information presented in the financial statements.

	Three Months Ended June 30, 2011
	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,632.31	$995.84	$802.89	$1,017.43
Profit (loss) from operations
Net investment (loss)	(139.49)	(15.70)	(18.69)	(21.20)
Net trading (loss)	(254.59)	(33.31)	(26.64)	(33.79)
Net (loss)	(394.08)	(49.01)	(45.33)	(54.99)
Net Asset Value, end of the period	$7,238.23	$946.83	$757.56	$962.44
Total Return (1) (4)	(5.16)%	(4.92)%	(5.65)%	(5.40)%
Supplemental Data
Ratios to average net asset value
Expenses (3)	7.38%	6.90%	9.58%	8.37%
Net investment (loss) (3)	(7.35)%	(6.88)%	(9.56)%	(8.35)%

	Six Months Ended June 30, 2011
	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,627.64	$992.75	$806.43	$1,019.35
Profit (loss) from operations
Net investment (loss)	(283.14)	(32.06)	(38.38)	(42.87)
Net trading (loss)	(106.27)	(13.86)	(10.49)	(14.04)
Net (loss)	(389.41)	(45.92)	(48.87)	(56.91)
Net Asset Value, end of the period	$7,238.23	$946.83	$757.56	$962.44
Total Return (1) (4)
Total Return before incentive fees (2)	(5.00)%	(4.49)%	(5.86)%	(5.48)%
Incentive fees	(0.11)%	(0.14)%	(0.20)%	(0.10)%
Total Return after incentive fees	(5.11)%	(4.63)%	(6.06)%	(5.58)%
Supplemental Data
Ratios to average net asset value
Expenses prior to incentive fees (3) (5)	7.35%	6.69%	10.29%	8.32%
Incentive fees (4)	0.11%	0.14%	0.20%	0.10%
Total Expense	7.46%	6.83%	10.49%	8.42%
Net investment (loss) before incentive fees (3) (5)	(7.29)%	(6.62)%	(10.20)%	(8.26)%
Incentive fees (4)	(0.11)%	(0.14)%	(0.20)%	(0.10)%
Net investment (loss) after incentive fees	(7.40)%	(6.76)%	(10.40)%	(8.36)%

Index

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

7.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months Ended June 30, 2010
	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$7,373.96	$952.59	$791.36	$992.84
Profit (loss) from operations
Net investment (loss)	(128.49)	(14.09)	(18.64)	(19.52)
Net trading gain	25.67	3.17	3.69	3.23
Net (loss)	(102.82)	(10.92)	(14.95)	(16.29)
Net Asset Value, End of the period	$7,271.14	$941.67	$776.41	$976.55
Total Return (1) (4)	(1.39)%	(1.15)%	(1.89)%	(1.64)%
Supplemental Data
Ratios to average net asset value
Expenses (3)	7.14%	6.07%	9.63%	8.05%
Net investment (loss) (3)	(7.03)%	(5.96)%	(9.52)%	(7.94)%

	Six Months Ended June 30, 2010
	Class A	Class B Series 1	Class B Series 2	Class B Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$8,017.87	$1,033.11	$864.90	$1,082.32
Profit (loss) from operations
Net investment (loss)	(269.65)	(29.42)	(38.49)	(42.22)
Net trading (loss)	(477.08)	(62.02)	(50.00)	(63.55)
Net (loss)	(746.73)	(91.44)	(88.49)	(105.77)
Net Asset Value, End of the period	$7,271.14	$941.67	$776.41	$976.55
Total Return (1) (4)	(9.31)%	(8.85)%	(10.23)%	(9.77)%
Supplemental Data
Ratios to average net asset value
Expenses (3)	7.27%	6.17%	9.61%	8.41%
Net investment (loss) (3)	(7.18)%	(6.08)%	(9.53)%	(8.32)%

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

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bridgeton Tactical Advisors Fund, L P  (the “Partnership”) engages in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts, and forward contracts (“Commodity and Futures Contracts”).  The Partnership may also invest in entities (including without limitation other partnerships, separate managed accounts, exchange traded funds or other types of funds) that primarily trade in exchange traded securities, options on exchange traded securities, exchange traded funds or Commodity and Futures Contracts.  From the Partnership’s start until February 1, 2011, Ruvane Fund Management Corporation, a Delaware corporation (“Ruvane” or the “General Partner” for periods prior to March 1, 2011), was the sole general partner of the Partnership.  From that date until March 1, 2011, Bridgeton Fund Management, LLC (“Bridgeton” or the “General Partner” for periods on or after March 1, 2011) was a co-general partner of the Partnership with Ruvane.  Effective March 1, 2011, Bridgeton is the sole general partner of the Partnership.  The General Partner has selected Willowbridge Associates Inc. (“Willowbridge”) and Quantitative Investment Management LLC (“QIM”, and collectively with Willowbridge, the “Advisors”) as the Partnership’s trading advisors.

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

Index

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

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and 2010

For the quarter ended June 30, 2011 the Partnership had net trading losses, comprised of $388,921 in realized gains on closed positions, and $(1,061,090) in change in net unrealized gains (losses) on open positions, and $1,396 interest income. For the same quarter in 2010 the Partnership had total losses comprised of net trading profits representing $735,823 in realized gains on closed positions, and $(597,331) in change in net unrealized gains (losses) on open positions, and $13,440 in interest income.

In April 2011, the Partnership had a gain of $1,461,531.  The Partnership had gains in its silver, gold and RBOB gasoline positions; the Partnership had losses in Japanese Yen, copper and some European debt instruments. In May 2011, the Partnership had a loss of $(1,810,720). The Partnership generated gains in both domestic and European debt instruments and in cotton; the Partnership saw losses in its silver, euro currency and energy positions. In June 2011, the Partnership had a loss of $(708,161). The Partnership had gains in its wheat, Swiss franc, sugar and coffee positions; the Partnership generated losses in its silver, Canadian dollar and RBOB and natural gas positions.

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

For the quarter ended June 30, 2011, the Partnership had expenses comprised of $210,932 in brokerage commissions (including clearing and exchange fees), $109,193 in management fees, $14,068 in professional fees, and $52,384 in accounting, administrative fees and other expenses. For the same quarter in 2010, the Partnership had expenses comprised of $594,785 in brokerage commissions (including clearing and exchange fees), $239,725 in management fees, $49,733 in professional fees, and $81,794 in accounting, administrative fees and other expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the activity discussed above, the Partnership recorded a net loss of ($1,057,350) for the quarter compared to a net loss of $(814,105) for the same quarter in 2010.

At June 30, 2011, the net asset value of the Partnership was $18,883,980, compared to its net asset value of $29,854,400 at December 31, 2010.

During the quarter, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material.

Index

Comparison of the Six Months Ended June 30, 2011 and 2010

For the six months ended June 30, 2011, the Partnership had total losses comprised of net trading gains representing $1,007,940 in realized gains on closed positions, and $(1,342,602) in change in net unrealized gains (losses) on open positions, and $6,893 in interest income. For the same period in 2010, the Partnership had total losses comprised of net trading losses representing $(2,753,989) in realized losses on closed positions, and $(1,189,700) in change in net unrealized gains (losses) on open positions, and $22,330 in interest income.

In January 2011, the Partnership had a loss.  The Partnership had gains in its heating oil and gasoline futures as well as European debt instruments; the Partnership had losses in crude oil, silver and some foreign currencies.  The Partnership recorded a net loss of $(755,613). In February 2011, trading was profitable as the Partnership generated gains in its silver, gasoline and heating oil, and coffee positions;  the Partnership had some offsetting losses in the Japanese yen and wheat.  The Partnership recorded a net gain of $519,558. In March 2011, trading was profitable. The Partnership had gains in its cattle, gasoline and gold positions; the Partnership had losses in base metals and in corn.  The Partnership recorded a net gain of $86,685.  In April 2011, the Partnership had a gain of $1,461,531.  The Partnership had gains in its silver, gold and RBOB gasoline positions; the Partnership had losses in Japanese Yen, copper and some European debt instruments. In May 2011, the Partnership had a loss of $(1,810,720). The Partnership generated gains in both domestic and European debt instruments and in cotton; the Partnership saw losses in its silver, euro currency and energy positions. In June 2011, the Partnership had a loss of $(708,161). The Partnership had gains in its wheat, Swiss franc, sugar and coffee positions; the Partnership generated losses in its silver, Canadian dollar and RBOB and natural gas positions.

In January 2010, the Partnership had a loss. The Partnership had losses on its positions in the Japanese Yen, US fixed income markets, the energy sector and copper; the Partnership generated profits in the Euro currency, sugar and soybeans. The Partnership recorded a net loss of $(2,707,389). In February 2010, trading was unprofitable as the Partnership had losses in the energy sector, the Australian Dollar, gold and sugar; the Partnership had gains in EUR/JPY, the British Pound, and the Euro currency.  The Partnership recorded a net loss of $(1,694,610). In March 2010, trading was not profitable. The Partnership had losses in silver, EUR/JPY, the Swiss Franc, and US fixed income markets; the Partnership had gains in natural gas, sugar, wheat and corn. The Partnership recorded a net loss of $(925,727). In April 2010, the Partnership had a net loss of $(730,662). The Partnership’s positions in natural gas, EUR/JPY, copper and crude oil produced losses.  The Partnership’s positions in heating oil, gold, Euro Bund and sugar generated gains.   In May 2010, the Partnership had a net gain of $233,522.   The Partnership’s positions in EUR/USD, EUR/JPY Swiss Franc and US and UK fixed income markets were profitable.  The Partnership’s positions in  silver, natural gas, Japanese Yen and heating oil produced losses.  In June 2010, the Partnership recorded a net loss of $(316,965).  The Partnership’s positions in copper, Canadian Dollar and natural gas produced losses.  The Partnership’s positions in coffee, global  fixed income markets and silver produced gains.

For the six months ended June 30, 2011, the Partnership had expenses comprised of $471,433 in brokerage commissions (including clearing and exchange fees), $26,850 in incentive fees, $225,570 in management fees, $58,010 in professional fees, and $97,088 in accounting, administrative fees and other expenses. For the same six month period in 2010, the Partnership had expenses comprised of $1,367,653 in brokerage commissions (including clearing and exchange fees), $0 in incentive fees, $536,065 in management fees, $117,931 in professional fees, and $198,823 in accounting, administrative fees and other expenses. Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net loss of $(1,206,720) for the six months ended June 30, 2011, as compared to a net loss of $(6,141,831) for the same period in 2010.

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

Index

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of June 30, 2011 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principals of the General Partner) to allow timely decisions regarding required disclosure. During the second quarter of 2011, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The General Partner is not aware of any proceeding threatened or pending against the Partnership and its affiliates, which, if determined adversely would have a material adverse effect on the financial condition or results of operations of the Partnership.

 Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of June 30, 2011, 4,581.7340 Partnership Units were held by 338 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2011 through June 30, 2011, a total of 27.8392 Partnership Units were subscribed for the aggregate subscription amount of $59,292. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscriptions	Amount of Subscriptions
January 2011	$5,287
February 2011	$20,646
March 2011	$24,076
April 2011	$3,085
May 2011	$3,029
June 2011	$3,169

Index

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

Item 5. Other Information

None.

Item 6. Exhibits

31.1           Rule 13a - 14(a)/15d-14(a) Certification

32.1           Section 1350 Certification

100            XBRL-Related Documents will be filed in the Partnerships 10Q-A to be filed by September 14, 2011.

101            Interactive Data File will be filed in the Partnerships 10Q-A to be filed by September 14, 2011.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGETON TACTICAL ADVISORS FUND, L P

Date: August 15, 2011	By: Bridgeton Fund Management LLC Its: General Partner

	By:	/s/ Stephen J. Roseme
Stephen J. Roseme, Chief Executive, Principal Executive Officer and Principal Financial Officer