Form 10-Q
period 2011-09-30
BRIDGETON TACTICAL ADVISORS FUND, LP
filed 2011-11-14
CIK 794775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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
Condensed Statements of Financial Condition
Condensed Schedules of Investments
Condensed Statements of Income (Loss)
Condensed Statements of Changes in Partners’ Capital (Net Asset Value)
Notes to Condensed Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Removed and Reserved
Item 5.	Other Information
Item 6.	Exhibits

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF FINANCIAL CONDITION
As of September 30, 2011 (Unaudited) and December 31, 2010
_______________

	September 30,	December 31,
ASSETS	2011	2010
EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS:
Due from brokers (including margin deposits of
$1,246,683 for 2011 and $1,542,223 for 2010)	$11,039,484	$13,275,165
Net unrealized gains on open positions	611,974	1,256,636
	11,651,458	14,531,801
CASH AND CASH EQUIVALENTS	8,119,866	17,411,836
DUE FROM GENERAL PARTNER	8,993	205,403
PREPAID EXPENSES	74,636	0
INTEREST RECEIVABLE	0	711
TOTAL ASSETS	$19,854,953	$32,149,751
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES
Prepaid subscriptions	$2,438	$1,438
Redemptions payable	213,225	2,083,797
Other accrued expenses	70,078	88,705
Accrued incentive fees	59,411	60,299
Accrued management fees	39,194	61,112
TOTAL LIABILITIES	384,346	2,295,351
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners – Class A (2,272.1781 and 2,570.7404
fully redeemable units at September 30, 2011 and
December 31, 2010, respectively)	17,437,392	19,608,673
Limited partners – Class B (2,162.5482 and 11,880.0907
fully redeemable units at September 30, 2011 and
December 31, 2010, respectively)	2,032,205	10,145,727
General partner – Class A (0.1315 and 13.1103
fully redeemable units at September 30, 2011 and
December 31, 2010, respectively)	1,010	100,000
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	19,470,607	29,854,400
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$19,854,953	$32,149,751

See Notes to Condensed Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of September 30, 2011 (Unaudited)
              _______________

LONG FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners'
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$(16,841)	(0.087)%
Currencies	(8)	(0.000)%
Energy	(18,022)	(0.093)%
Financials	48,789	0.251%
Metals	(111,984)	(0.575)%
Stock indices	(41,941)	(0.215)%
Total long futures contracts	$(140,007)	(0.719)%

SHORT FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners'
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$178,320	0.916%
Currencies	163,532	0.840%
Energy	79,410	0.408%
Financials	2,740	0.014%
Metals	353,574	1.816%
Stock indices	(25,595)	(0.132)%
Total short futures contracts	$751,981	3.862%

Total futures contracts	$611,974	3.143%
________

*     No single contract’s value exceeds 5% of partners’ capital.

See Notes to Condensed Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
As of December 31, 2010
_______________

LONG FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners'
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$443,061	1.484%
Currencies	265,654	0.890%
Energy	157,014	0.526%
Financials	57,168	0.191%
Metals	403,052	1.350%
Stock indices	(1,064)	(0.004)%
Total long futures contracts	$1,324,885	4.437%

SHORT FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners'
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$(17,372)	(0.058)%
Currencies	(16,243)	(0.054)%
Energy	(19,760)	(0.066)%
Financials	17,310	0.058%
Metals	(33,343)	(0.112)%
Stock indices	1,159	0.004%
Total short futures contracts	$(68,249)	(0.228)%
Total futures contracts	$1,256,636	4.209%
________

*     No single contract’s value exceeds 5% of partners’ capital.

See Notes to Condensed Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
_______________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
NET INVESTMENT (LOSS)
Income:
Interest income	$871	$15,937	$7,764	$38,267
Expenses:
Brokerage commissions	189,575	456,538	661,008	1,824,191
Incentive fees	59,411	0	86,261	0
Management fees	113,830	231,149	339,400	767,214
Professional fees	28,870	24,746	86,880	142,677
Accounting, administrative fees and
other expenses	44,239	72,416	141,327	271,239
Total expenses	435,925	784,849	1,314,876	3,005,321
Net investment (loss)	(435,054)	(768,912)	(1,307,112)	(2,967,054)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of futures
Net realized gains (losses) on closed positions	861,994	549,518	1,869,934	(2,204,471)
Change in net unrealized gains (losses) on
open positions	697,940	369,943	(644,662)	(819,757)
Net trading profits (losses)	1,559,934	919,461	1,225,272	(3,024,228)
NET INCOME (LOSS)	$1,124,880	$150,549	$(81,840)	$(5,991,282)
NET INCOME (LOSS) PER UNIT
(based on weighted average number of units
outstanding during the period)
Class A	$434.77	$41.54	$32.47	$(801.13)
Class B - Series 1	$59.51	$7.73	$(5.46)	$(85.64)
Class B - Series 2	$41.71	$0.65	$(79.66)	$(117.06)
Class B - Series 3	$55.49	$3.10	$(1.42)	$(128.36)

See Notes to Condensed Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2011
(Unaudited)
_______________

	CLASS A					CLASS B LIMITED PARTNERS
	General Partner		Limited Partners		Total	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Class A	Units	Amount	Units	Amount	Units	Amount	Class B	Total
PARTNERS' CAPITAL,
JANUARY 1, 2011	13.1103	$100,000	2,570.7404	$19,608,673	$19,708,673	2,980.2313	$2,958,623	8,852.8246	$7,139,159	47.0348	$47,945	$10,145,727	$29,854,400
Subscriptions	0.6527	4,946	10.3987	77,608	82,554	-	-	22.3658	17,556	-	-	17,556	100,110
Redemptions	-	-	(322.5925)	(2,431,109)	(2,431,109)	(1,563.0318)	(1,520,624)	(8,176.8765)	(6,450,330)	-	-	(7,970,954)	(10,402,063)
Transfers	(13.6315)	(104,039)	13.6315	104,039	-	-	-	-	-	-	-	-	-
Net income (loss)	-	103	-	78,181	78,284	-	(11,813)	-	(148,244)	-	(67)	(160,124)	(81,840)
PARTNERS' CAPITAL,
September 30, 2011	0.1315	$1,010	2,272.1781	$17,437,392	$17,438,402	1,417.1995	$1,426,186	698.3139	$558,141	47.0348	$47,878	$2,032,205	$19,470,607

	Net Asset Value Per Unit

	Class A		Class B, Series 1	Class B, Series 2	Class B, Series 3

January 1, 2011	$7,627.64	(1)	$992.75	$806.43	$1,019.35

September 30, 2011	$7,674.31	(2)	$1,006.34	$799.27	$1,017.93

(1)      Based on 2,583.8507 Class A shares

(2)      Based on 2,272.3096 Class A shares

See Notes to Condensed Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) (CONTINUED)
For the Nine Months Ended September 30, 2010
(Unaudited)
_______________

	CLASS A					CLASS B LIMITED PARTNERS
	General Partner		Limited Partners		Total	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Class A	Units	Amount	Units	Amount	Units	Amount	Class B	Total

PARTNERS' CAPITAL,
JANUARY 1, 2010	116.8617	$936,983	3,328.8303	$26,690,125	$27,627,108	3,232.6375	$3,339,684	39,711.9928	$34,346,892	70.7534	$76,578	$37,763,154	$65,390,262
Subscriptions	3.1695	23,632	235.0545	1,735,515	1,759,147	99.5516	95,000	961.4748	777,056	-	-	872,056	2,631,203
Redemptions	-	-	(926.8922)	(6,906,719)	(6,906,719)	(224.1814)	(215,887)	(24,509.5060)	(19,167,956)	(23.7186)	(23,549)	(19,407,392)	(26,314,111
Net (loss)	-	(82,882)	-	(2,235,811)	(2,318,693)	-	(268,068)	-	(3,397,570)	-	(6,951)	(3,672,589)	(5,991,282
PARTNERS' CAPITAL
SEPTEMBER 30, 2010	120.0312	$877,733	2,636.9926	$19,283,110	$20,160,843	3,108.0077	$2,950,729	16,163.9616	$12,558,422	47.0348	$46,078	$15,555,229	$35,716,072

	Net Asset Value Per Unit

	Class A		Class B, Series 1	Class B, Series 2	Class B, Series 3

January 1, 2010	$8,017.87	(1)	$1,033.11	$864.90	$1,082.32

September 30, 2010	$7,312.54	(2)	$949.40	$776.94	$979.66

_______________

(1)      Based on 3,445.6920 Class A shares

(2)      Based on 2,757.0238 Class A shares

See Notes to Condensed Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2011 and 2010
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

2.              PARTNERSHIP ORGANIZATION

The Partnership, a Delaware limited partnership, was organized on January 24, 1986.  Prior to March 1, 2010, Willowbridge Associates, Inc (“Willowbridge”) served as the Partnership’s sole trading advisor. Effective March 1, 2010, the Partnership added Quantitative Investment Management, LLC (“QIM”) as an additional trading advisor.  Effective August 1, 2011, the Partnership added DPT Capital Management, LLC (“DPT”) and PJM Capital (“PJM”) as trading advisors in addition to Willowbridge and QIM (Willowbridge, QIM, DPT, and PJM, collectively the “Trading Advisors”).  As a result, effective August 1, 2011 the Partnership allocates its trading assets to the Trading Advisors: approximately 34% to Willowbridge, 34% to QIM, 21% to PJM and 11% to DPT. One of the Principals of the Partnership’s General Partner is also a Principal of DPT.

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

In accordance with the amendment to Section 5 of the Limited Partnership Agreement (the "Agreement')", effective January 16, 2003, the Partnership offers separate classes of limited partnership interests, whereby interests which were issued prior to January 16, 2003 by the Partnership will be designated as Class A interests.  The Partnership also offers Class B limited partnership interests through a private offering pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended.  The Partnership will offer the Class B interests up to an aggregate of $100,000,000; provided that the General Partner may increase the amount of interests that will be offered in increments of $10,000,000 after notice to the limited partners.  Commissions for the Class B interests will differ from those of the Class A interests, but in all other respects the Class A interests and the Class B interests will be identical.  The Class A interests and Class B interests will also be traded pursuant to the same trading programs.

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
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Method of Reporting (Continued)

The Partnership has elected not to provide a statement of cash flows as permitted under ASC Topic 230, Statement of Cash Flows.

B.	Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurements and Disclosures.  At September 30, 2011 and December 31, 2010, the Partnership had investments in money market mutual funds of $7,896,055 and $12,889,929, respectively.  Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

C.	Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers at September 30, 2011 and December 31, 2010 consisted of cash on deposit with the brokers of $11,039,484 and $13,275,165, respectively.  The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

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

The Class A limited partners pay to the General Partner a flat brokerage commission of 4.0% annually of the net asset value of the Class A limited partners’ capital as of the beginning of each month.  Class B limited partners pay to the General Partner a flat brokerage commission equal to the following percentages of each Series’ applicable net asset value:  Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%.  From these amounts, the General Partner paid (1) actual trading commissions incurred by the Partnership of $26,801 and $109,845 for the three and nine months ended September 30, 2011, respectively, and $56,813 and $276,881 for the three and nine months ended September 30, 2010, respectively, and (2) 3.0% to properly registered selling agents as their ongoing compensation for servicing Class B limited partners (and to the extent the amount is less than 3%, the brokerage commissions with respect to such Class B limited partnership interests will be reduced accordingly).  Approximately 35% to 45% of the actual trading commissions incurred by the Partnership is remitted by the brokers to an Introducing Broker affiliated with Bridgeton.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
_______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.         Brokerage Commissions (Continued)

Brokerage commissions charged to each Class or Series of class were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Class A	$169,783	$201,086	$543,974	$654,885
Class B - Series 1	10,224	22,031	47,819	67,874
Class B - Series 2	8,995	232,848	67,448	1,099,359
Class B - Series 3	573	573	1,767	2,073
Total	$189,575	$456,538	$661,008	$1,824,191

As of September 30, 2011 and December 31, 2010, $8,993 and $13,609, respectively, were due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

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

Pursuant to the Trading Advisory Agreements with Willowbridge (“Willowbridge Agreement”), QIM (“QIM Agreement”), DPT (“DPT Agreement”), and PJM (“PJM Agreement”), the Trading Advisors are entitled to a quarterly incentive fee based on the New Profits or the New Net Profits, as defined in the applicable Trading Advisory Agreements, of the Partnership’s trading assets allocated to the respective Trading Advisor.

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

QIM is entitled to a quarterly incentive fee of 30% of any New Net Profits (as defined in the QIM Agreement) in the Partnership’s account as of each calendar quarter end.  “New Net Profit”, for the purpose of calculating QIM’s incentive fee, is defined as the excess of cumulative gain/loss from commodity trading (excluding interest) less trading and management fees over its highest past value at any prior calendar quarterly period with respect to trading assets allocated to QIM.  The “gain/loss from commodity trading” is the net gain or loss from closed and completed commodity transactions (after brokerage commissions) plus the increases/decreases in the value of open positions at the end of each calendar quarter (accounting for commissions that would be incurred by closing such open positions).  In the event of any subsequent losses, the quarterly incentive fees would not be charged until there are New Net Profits to offset such losses.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
_______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.	Incentive Fees (Continued)

DPT is entitled to a quarterly incentive fee of 10% of any New Trading Profits (as defined in the DPT Agreement) in the Partnership’s account as of each calendar quarter end.  “New Trading Profits”, for the purpose of calculating incentive fee, is defined as the excess of cumulative gain/loss from commodity trading (excluding interest) less trading and management fees over its highest past value at any prior calendar quarterly period with respect to trading assets allocated to DPT. The “gain/loss from commodity trading” is the net gain or loss from closed and completed commodity transactions (after brokerage commissions) plus the increases/decreases in the value of open positions at the end of each calendar quarter (accounting for commissions that would be incurred by closing such open positions).  In the event of any subsequent losses, the quarterly incentive fees would not be charged until there are New Trading Profits to offset such losses.

PJM is entitled to a quarterly incentive fee of 20% of any New Trading Profits (as defined in the PJM Agreement) in the Partnership’s account as of each calendar quarter end.  “New Trading Profits”, for the purpose of calculating incentive fee, is defined as the excess of cumulative gain/loss from commodity trading (excluding interest) less trading and management fees over its highest past value at any prior calendar quarterly period with respect to trading assets allocated to PJM. The “gain/loss from commodity trading” is the net gain or loss from closed and completed commodity transactions (after brokerage commissions) plus the increases/decreases in the value of open positions at the end of each calendar quarter (accounting for commissions that would be incurred by closing such open positions).  In the event of any subsequent losses, the quarterly incentive fees would not be charged until there are Net New Profits to offset such losses.

There were no incentive fees earned by Willowbridge or DPT for the three and nine months ended September 30, 2011 and September 30, 2010. Incentive fees earned by QIM totaled $0 and $26,850 for the three and nine months ended September 30, 2011, respectively.  Incentive fees earned by PJM totaled $59,411 for the three and nine months ended September 30, 2011.

H.	Management Fees

The General Partner is paid an annual management fee equal to 1% of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year.  Such annual fee is paid in advance at the beginning of the respective year and is amortized by the Partnership on a straight-line basis over twelve months.  The total management fee paid to the General Partner in 2011 and 2010 was $298,544 and $653,903, respectively.  For the three months and nine months ended September 30, 2011 the Partnership recorded management fee expense earned by the General Partner of $74,636 and $223,908 respectively, and for the three months and nine months ended September 30, 2010, the Partnership recorded management fee expense earned by the General Partner of $163,476 and $490,427, respectively.  As of September 30, 2011 and December 31, 2010, the unamortized prepaid management fees were $74,636 and $0, respectively.

In addition to the management fee paid to the General Partner, the Partnership pays Willowbridge a quarterly trading advisor management fee of 0.25% (1% per year) of the Partnership’s trading assets allocated to Willowbridge.  These fees amounted to $21,993 and $98,291 for the three months and nine months ended September 30, 2011, respectively, and $67,673 and $276,787 for the three months and nine months ended September 30, 2010, respectively.  As of September 30, 2011 and December 31, 2010, $21,993 and $61,112, respectively, were due to Willowbridge.  The Partnership pays PJM a monthly trading advisor management fee of 0.166% (2% per year) of the Partnership’s trading assets allocated to PJM.  These fees amounted to $14,008 for the three months and nine months ended September 30, 2011. As of September 30, 2011, $14,008 was due to PJM.  The Partnership pays DPT a monthly trading advisor management fee of 0.083% (1% per year) of the Partnership’s trading assets allocated to PJM.  These fees amounted to $3,193 for the three months and nine months ended September 30, 2011. As of September 30, 2011 $3,193 was due to DPT.  QIM is not paid a trading advisor management fee.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
_______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

I.	Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

The Partnership applies the provisions of Codification Topics 740, Income Taxes and 835, Interest, which prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current period.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three and nine months ended September 30, 2011 and September 30, 2010.

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

The General Partner charges a 1% initial administrative fee on all limited partner unit subscriptions.  The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion.  Subscription proceeds to the Partnership are recorded net of these charges.  For the three months and nine months ended September 30, 2011 and September 30, 2010, no initial administration fees were paid to the General Partner.

K.	Redemptions

Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month with at least ten days written notice to the General Partner.

L.	Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Condensed Statements of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Realized gains (losses) resulting from the translation to U.S dollars totaled $8,569 and $6,778 for the three and nine months ended September 30, 2011, respectively, and $(6,522) and $(4,932) for the three and nine months ended September 30, 2010, respectively, and are reported as a component of “Net realized gains (losses) on closed positions” in the Condensed Statements of Income (Loss).

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
_______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

M.	Recently Issued Accounting Pronouncement

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

O.         Reclassification

Certain amounts in the financial statements were reclassified to conform with the current period’s presentation.

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
For the Three and Nine Months Ended September 30, 2011 and 2010
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

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels:

	As of September 30, 2011
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$943,702	$943,702	N/A	N/A
Money market mutual funds	7,896,055	7,896,055	N/A	N/A
Total investment assets	$8,839,757	$8,839,757

Liabilities
Futures contracts	$(331,728)	$(331,728)	N/A	N/A
Total investment liabilities	$(331,728)	$(331,728)

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$1,369,179	$1,369,179	N/A	N/A
Money market mutual funds	12,889,929	12,889,929	N/A	N/A
Total investment assets	$14,259,108	$14,259,108

Liabilities
Futures contracts	$(112,543)	$(112,543)	N/A	N/A
Total investment liabilities	$(112,543)	$(112,543)

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
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
_______________

5.           DERIVATIVE INSTRUMENTS (CONTINUED)

The fair value of the Partnership's derivative contracts is presented below on a gross basis as an asset if in a gain position and a liability if in a loss position.

	As of September 30, 2011

	Assets	Liabilities	Net
Commodities	$222,364	$(60,885)	$161,479
Currencies	163,619	(95)	163,524
Energy	80,704	(19,316)	61,388
Financials	82,428	(30,899)	51,529
Metals	353,622	(112,032)	241,590
Stock indices	40,965	(108,501)	(67,536)

Totals	$943,702	$(331,728)	$611,974

	As of December 31, 2010

	Assets	Liabilities	Net
Commodities	$447,874	$(22,185)	$425,689
Currencies	271,711	(22,300)	249,411
Energy	157,014	(19,760)	137,254
Financials	78,380	(3,902)	74,478
Metals	403,053	(33,344)	369,709
Stock indices	11,147	(11,052)	95

Totals	$1,369,179	$(112,543)	$1,256,636

Realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Condensed Statements of Income (Loss).

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
_______________

5.              DERIVATIVE INSTRUMENTS (CONTINUED)

The Partnership’s trading results and information related to the volume of the Partnership’s derivative activity by market sector were as follows:

	For the three months ended September 30, 2011
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$(260,329)	$45,441	$(214,888)	1,160
Currencies	166,856	181,497	348,353	960
Energy	(299,348)	137,710	(161,638)	450
Financials	787,705	102,683	890,388	1,990
Metals	184,740	288,568	473,308	284
Stock Indices	282,370	(57,959)	224,411	1,612
Total	$861,994	$697,940	$1,559,934	6,456

	For the nine months ended September 30, 2011
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
	(Losses)	(Losses)	Profits (Losses)	Contracts
Commodities	$(24,503)	$(264,210)	$(288,713)	3,122
Currencies	23,543	(85,887)	(62,344)	3,966
Energy	15,321	(75,866)	(60,545)	2,114
Financials	931,867	(22,949)	908,918	8,112
Metals	673,779	(128,119)	545,660	1,086
Stock Indices	249,927	(67,631)	182,296	4,398
Total	$1,869,934	$(644,662)	$1,225,272	22,798

	For the three months ended September 30, 2010
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$672,520	$52,175	$724,695	2,446
Currencies	491,379	136,812	628,191	2,142
Energy	(1,294,983)	86,047	(1,208,936)	1,496
Financials	1,071,689	(450,116)	621,573	5,244
Metals	(239,784)	455,129	215,345	664
Stock indices	(151,303)	89,896	(61,407)	894
Total	$549,518	$369,943	$919,461	12,886

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
_______________

5.              DERIVATIVE INSTRUMENTS (CONTINUED)

	For the nine months ended September 30, 2010

	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
	(Losses)	Gains (Losses)	Profits (Losses)	Contracts

Commodities	$574,284	$(232,947)	$341,337	15,448
Currencies	2,164,946	(1,043,633)	1,121,313	12,370
Energy	(4,437,890)	(6,641)	(4,444,531)	7,548
Financials	1,875,717	(363,537)	1,512,180	23,374
Metals	(1,806,023)	785,872	(1,020,151)	3,860
Stock Indices	(575,505)	41,129	(534,376)	4,348
Total	$(2,204,471)	$(819,757)	$(3,024,228)	66,948

The number of contracts closed for futures contracts represents the number of contract half-turns during the three and nine months ended September 30, 2011 and September 30, 2010.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2011 and 2010
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

B.         Fair Value

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Condensed Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Condensed Statements of Income (Loss).  Open contracts generally mature within 90 days; as of September 30, 2011 and December 31, 2010, the latest maturity dates for open contracts are December 2012 and March 2012, respectively.

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

6.           SUBSEQUENT EVENTS

Subsequent to September 30, 2011, the General Partner received additions totaling approximately $176,000 and redemption requests totaling approximately $500,000.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
_______________

7.              FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three and nine months ended September 30, 2011 and September 30, 2010.  The information has been derived from information presented in the financial statements.

	Three Months Ended September 30, 2011
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,238.23	$946.83	$757.56	$962.44
Profit (loss) from operations
Net investment (loss)	(168.33)	(19.68)	(21.44)	(24.84)
Net trading gain	604.41	79.19	63.15	80.33
Net gain	436.08	59.51	41.71	55.49
Net Asset Value, end of the period	$7,674.31	$1,006.34	$799.27	$1,017.93
Total Return (1) (4)
Total Return before incentive fees (2)	6.33%	6.60%	5.83%	6.07%
Incentive fees	(0.31)%	(0.31)%	(0.32)%	(0.31)%
Total Return after incentive fees	6.02%	6.29%	5.51%	5.76%
Supplemental Data
Ratios to average net asset value
Expenses prior to incentive fees (3) (5)	7.90%	6.88%	10.13%	8.86%
Incentive fees (4)	0.31%	0.31%	0.32%	0.31%

Total Expenses	8.21%	7.19%	10.45%	9.17%
Net investment (loss) before incentive fees (3)(5)	(7.88)%	(6.86)%	(10.11)%	(8.84)%
Incentive fees (4)	(0.31)%	(0.31)%	(0.32)%	(0.31)%
Net investment (loss) after incentive fees	(8.19)%	(7.17)%	(10.43)%	(9.15)%

	Nine Months Ended September 30, 2011
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,627.64	$992.75	$806.43	$1,019.35
Profit (loss) from operations
Net investment (loss)	(450.37)	(50.49)	(58.52)	(67.70)
Net trading gain	497.04	64.08	51.36	66.28
Net gain (loss)	46.67	13.59	(7.16)	(1.42)
Net Asset Value, end of the period	$7,674.31	$1,006.34	$799.27	$1,017.93
Total Return (1) (4)
Total Return before incentive fees (2)	1.01%	1.73%	(0.51)%	0.27%
Incentive fees	(0.40)%	(0.36)%	(0.38)%	(0.41)%
Total Return after incentive fees	0.61%	1.37%	(0.89)%	(0.14)%
Supplemental Data
Ratios to average net asset value
Expenses prior to incentive fees (3) (5)	7.50%	6.61%	9.98%	8.47%
Incentive fees (4)	0.40%	0.36%	0.38%	0.41%

Total Expenses	7.90%	6.97%	10.36%	8.88%
Net investment (loss) before incentive fees (3) (5)	(7.45)%	(6.56)%	(9.91)%	(8.42)%
Incentive fees (4)	(0.40)%	(0.36)%	(0.38)%	(0.41)%
Net investment (loss) after incentive fees	(7.85)%	(6.92)%	(10.29)%	(8.83)%

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
_______________

7.              FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months Ended September 30, 2010
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,271.14	$941.67	$776.41	$976.55
Profit (loss) from operations
Net investment (loss)	(131.53)	(14.68)	(17.88)	(20.09)
Net trading gain	172.93	22.41	18.41	23.20
Net gain	41.40	7.73	0.53	3.11
Net Asset Value, end of the period	$7,312.54	$949.40	$776.94	$979.66
Total Return (1) (4)	0.57%	0.81%	0.07%	0.32%
Supplemental Data
Ratios to average net asset value
Expenses (3)	7.38%	6.38%	9.37%	8.38%
Net investment (loss) (3)	(7.22)%	(6.21)%	(9.20)%	(8.21)%

	Nine Months Ended September 30, 2010
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$8,017.87	$1,033.11	$864.90	$1,082.32
Profit (loss) from operations
Net investment (loss)	(396.39)	(43.95)	(54.68)	(61.15)
Net trading (loss)	(308.94)	(39.76)	(33.28)	(41.51)
Net (loss)	(705.33)	(83.71)	(87.96)	(102.66)
Net Asset Value, end of the period	$7,312.54	$949.40	$776.94	$979.66
Total Return (1) (4)	(8.80)%	(8.10)%	(10.17)%	(9.49)%
Supplemental Data
Ratios to average net asset value
Expenses (3)	7.19%	6.19%	9.17%	8.19%
Net investment (loss) (3)	(7.08)%	(6.08)%	(9.07)%	(8.09)%

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

* * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bridgeton Tactical Advisors Fund, L P  (the “Partnership”) engages in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts, and forward contracts (“Commodity and Futures Contracts”).  The Partnership may also invest in entities (including without limitation other partnerships, separate managed accounts, exchange traded funds or other types of funds) that primarily trade in exchange traded securities, options on exchange traded securities, exchange traded funds or Commodity and Futures Contracts.  From the Partnership’s start until February 1, 2011, Ruvane Fund Management Corporation, a Delaware corporation (“Ruvane” or the “General Partner” for periods prior to March 1, 2011), was the sole general partner of the Partnership.  From that date until March 1, 2011, Bridgeton Fund Management, LLC (“Bridgeton” or the “General Partner” for periods on or after March 1, 2011) was a co-general partner of the Partnership with Ruvane.  Effective March 1, 2011, Bridgeton is the sole general partner of the Partnership.  The General Partner has selected Willowbridge Associates Inc. (“Willowbridge”), Quantitative Investment Management LLC (“QIM”), PJM Capital (“PJM”), and DPT Capital Management LLC (“DPT”), (collectively the “Advisors”) as the Partnership’s trading advisors. One of the Principals of the Partnership’s General Partner is also a Principal of DPT.

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

The Partnership incurs substantial charges from the payment of brokerage commissions to the General Partner, payment of management and incentive fees to Willowbridge, PJM, and DPT and incentive fees to QIM, payment of management fees to the General Partner and administrative expenses. The Partnership is required to make trading profits to avoid depleting and exhausting its assets from the payment of such fees and expenses.

Since the Partnership’s inception in April 1991 through March 1, 2010, the General Partner allocated the Partnership’s capital entirely to Willowbridge’s Primary Program. On March 1, 2010, the General Partner made an allocation of $20 million (approximately 35% of the net assets of the Partnership as of March 1, 2010) to QIM’s Global Program. Effective August 1, 2011, the Partnership added DPT Capital Management, LLC (“DPT”) and PJM Capital (“PJM”) as trading advisors in addition to Willowbridge and QIM (Willowbridge, QIM, DPT, and PJM, collectively the “Trading Advisors”).  As a result, effective August 1, 2011 the Partnership allocates its trading assets to the Trading Advisors: approximately 34% to Willowbridge, 34% to QIM, 21% to PJM and 11% to DPT.  The General Partner believes that the combination of several investment strategies and global market exposure reduces the Partnership’s dependence on the success of any single strategy while positioning the Partnership to participate in economic trends in different markets. Nonetheless, in many cases the markets traded by the individual trading strategies overlap and the positions held by the Partnership at any particular point in time may result in different concentrations in any group of markets, which may reduce the diversification of the Partnership’s investments.  These firms offer what we believe to be unique approaches that complement each other.  Willowbridge’s Primary Program utilizes trading strategies that focus on capturing directional price movements over medium to longer term time horizons. QIM’s Global Program utilizes multiple trading strategies over various time horizons, particularly shorter timeframes.  PJM Capital began its research and proprietary test trading in 2003, culminating in new models built around volatility mean reversion and nonlinear position sizing consistent with markets as representations of Complex Adaptive Systems. DPT Capital Management’s investment approach is quantitative and highly systematic and is based on founder Prof. John M. Mulvey’s innovative risk management and portfolio allocation technology known as Dynamic Portfolio Tactics™.
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

Investments in commodity futures, options and forward contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period. The difference between the original cost basis of the contract and fair value is recorded in income as a net unrealized gain or loss on open positions in the Condensed Statements of Financial Condition. Realized gains and losses on closed contracts are recorded on a first-in-first-out basis. Interest income is recognized on an accrual basis. All Commodity and Futures Contracts and financial instruments are recorded at fair value in the condensed financial statements. Fair value is based on quoted market prices or estimates of fair value.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2010

For the quarter ended September 30, 2011 the Partnership had net trading profits, comprised of $861,994 in realized gains on closed positions, and $697,940 in change in net unrealized gains (losses) on open positions, and $871 interest income. For the same quarter in 2010 the Partnership had total profits comprised of net trading profits representing $549,518 in realized gains on closed positions, and $369,943 in change in net unrealized gains (losses) on open positions, and $15,937 in interest income.

In July 2011, the Partnership had a gain of $317,097.  The Partnership’s positions in gold, Euro-Bund and US 10-year notes produced gains.  The Partnership’s positions in the Euro Currency and soybeans produced losses.  In August 2011, the Partnership had a gain of $78,316.   The Partnership’s positions in gold, US interest rates and US equity indices were profitable.  The Partnership’s positions in gasoline and heating oil produced losses.  In September 2011, the Partnership had a gain of $729,467.  The Partnership’s positions in European currencies, European interest rates and copper produced gains.  The Partnership’s positions in coffee, mini S&P futures and gold produced losses.

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

For the quarter ended September 30, 2011, the Partnership had expenses comprised of $189,575 in brokerage commissions (including clearing and exchange fees), $59,411 in incentive fees, $113,830 in management fees, $28,870 in professional fees, and $44,239 in accounting, administrative fees and other expenses. For the same quarter in 2010, the Partnership had expenses comprised of $456,538 in brokerage commissions (including clearing and exchange fees), $0 in incentive fees, $231,149 in management fees, $24,746 in professional fees, and $72,416 in accounting, administrative fees and other expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of accounting fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the activity discussed above, the Partnership recorded a net gain of $1,124,880 for the quarter compared to a net gain of $150,549 for the same quarter in 2010.

At September 30, 2011, the net asset value of the Partnership was $19,470,607, compared to its net asset value of $29,854,400 at December 31, 2010.

During the quarter, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material.

Comparison of the Nine Months Ended September 30, 2011 and 2010

For the nine months ended September 30, 2011, the Partnership had total profits comprised of net trading gains representing $1,869,934 in realized gains on closed positions, and $(644,662) in change in net unrealized gains (losses) on open positions, and $7,764 in interest income. For the same period in 2010, the Partnership had total losses comprised of net trading losses representing $(2,204,471) in realized losses on closed positions, and $(819,757) in change in net unrealized gains (losses) on open positions, and $38,267 in interest income.

In January 2011, the Partnership had a loss.  The Partnership had gains in its heating oil and gasoline futures as well as European debt instruments; the Partnership had losses in crude oil, silver and some foreign currencies.  The Partnership recorded a net loss of $(755,613). In February 2011, trading was profitable as the Partnership generated gains in its silver, gasoline and heating oil, and coffee positions;  the Partnership had some offsetting losses in the Japanese yen and wheat.  The Partnership recorded a net gain of $519,558. In March 2011, trading was profitable. The Partnership had gains in its cattle, gasoline and gold positions; the Partnership had losses in base metals and in corn.  The Partnership recorded a net gain of $86,685.  In April 2011, the Partnership had a gain of $1,461,531.  The Partnership had gains in its silver, gold and RBOB gasoline positions; the Partnership had losses in Japanese Yen, copper and some European debt instruments. In May 2011, the Partnership had a loss of $(1,810,720). The Partnership generated gains in both domestic and European debt instruments and in cotton; the Partnership saw losses in its silver, euro currency and energy positions. In June 2011, the Partnership had a loss of $(708,161). The Partnership had gains in its wheat, Swiss franc, sugar and coffee positions; the Partnership generated losses in its silver, Canadian dollar and RBOB and natural gas positions. In July 2011, the Partnership had a gain of $317,097.  The Partnership’s positions in gold, Euro-Bund and US 10-year notes produced gains.  The Partnership’s positions in the Euro Currency and soybeans produced losses.  In August 2011, the Partnership had a gain of $78,316.   The Partnership’s positions in gold, US interest rates and US equity indices were profitable.  The Partnership’s positions in gasoline and heating oil produced losses.  In September 2011, the Partnership had a gain of $729,467.  The Partnership’s positions in European currencies, European interest rates and copper produced gains.  The Partnership’s positions in coffee, mini S&P futures and gold produced losses.

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

For the nine months ended September 30, 2011, the Partnership had expenses comprised of $661,008 in brokerage commissions (including clearing and exchange fees), $86,261 in incentive fees, $339,400 in management fees, $86,880 in professional fees, and $141,327 in accounting, administrative fees and other expenses. For the same nine month period in 2010, the Partnership had expenses comprised of $1,824,191 in brokerage commissions (including clearing and exchange fees), $0 in incentive fees, $767,214 in management fees, $142,677 in professional fees, and $271,239 in accounting, administrative fees and other expenses. Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Administrative expenses consists primary of accounting fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net loss of $(81,840) for the nine months ended September 30, 2011, as compared to a net loss of $(5,991,282) for the same period in 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of September 30, 2011 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principals of the General Partner) to allow timely decisions regarding required disclosure. During the third quarter of 2011, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of September 30, 2011, 4,434.8578 Partnership Units were held by 338 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2011 through September 30, 2011, a total of 33.4172 Partnership Units were subscribed for the aggregate subscription amount of $100,110. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscriptions	Amount of Subscriptions
January 2011	$5,287
February 2011	$20,646
March 2011	$24,076
April 2011	$3,085
May 2011	$3,029
June 2011	$3,169
July 2011	$14,593
August 2011	$23,317
September 2011	$2,908

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

BRIDGETON TACTICAL ADVISORS FUND, L P

Date: November 14, 2011	By: Bridgeton Fund Management LLC Its: General Partner

By: /s/ Stephen J. Roseme Stephen J. Roseme, Chief Executive, Principal Executive Officer and Principal Financial Officer