Form 10-K
period 2011-12-31
BRIDGETON TACTICAL ADVISORS FUND, LP
filed 2012-03-30
CIK 794775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes ☐ No ☒

The Partnership’s limited partnership interests are not traded on any market and, accordingly, do not have an aggregate market value.  As of January 31, 2012 the net asset value of the limited partnership interests of the registrant held by non-affiliates of the registrant was approximately $17,825,000.

TABLE OF CONTENTS

PART I
ITEM 1. Business
ITEM 1A. Risk Factors
ITEM 1B. Unresolved Staff Comments
ITEM 2. Properties
ITEM 3. Legal Proceedings
ITEM 4. Mine Safety Disclosures
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities
ITEM 6. Selected Financial Data
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
ITEM 8. Financial Statements and Supplementary Data
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 9A. Controls and Procedures
ITEM 9B. Other Information
PART III
ITEM 10. Directors and Executive Officers
ITEM 11. Executive Compensation
ITEM 12. Security Ownership of Certain Beneficial Owners and Management
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
ITEM 14. Principal Accounting Fees and Services
PART IV
ITEM 15. Exhibits and Financial Statement Schedules

PART I

ITEM 1. Business.

Summary

Bridgeton Tactical Advisors Fund, LP (formerly called RFMC Tactical Advisors Fund, LP and RFMC Willowbridge Fund, L.P.; the “Partnership”) is a limited partnership organized under the Delaware Revised Uniform Limited Partnership Act. The Partnership’s business is to engage in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts, and forward contracts (“Commodity Interests”).  The Partnership may also invest in entities (including without limitation other partnerships, separate managed accounts, exchange traded funds or other types of funds) that primarily trade in exchange traded securities, options on exchange traded securities, exchange traded funds or Commodity Interests.   The objective of the Partnership is the appreciation of its assets through speculative trading.

From the Partnership’s start until February 1, 2011, Ruvane Fund Management Corporation, a Delaware corporation (“Ruvane” or the “General Partner” for periods prior to March 1, 2011), was the sole general partner of the Partnership.  From that date until March 1, 2011, Bridgeton Fund Management, LLC (“Bridgeton” or the “General Partner” for periods on or after March 1, 2011) was a co-general partner of the Partnership with Ruvane.  Effective March 1, 2011, Bridgeton is the sole general partner of the Partnership.  The Partnership’s current address is 7535 Windsor Drive, Suite A205, Allentown, PA 18195, and the telephone number for the Partnership and General Partner is (610) 366-3922, the facsimile number is (610) 366-3990, and their e-mail address is info@bridgetonfunds.com and the General Partner’s website is www.bridgetonfunds.com.

The General Partner has been registered with the Commodity Futures Trading Commission (“CFTC”) pursuant to the Commodity Exchange Act (“CEA”) as a Commodity Pool Operator (“CPO”) since January 11, 2011 and has been a member of the National Futures Association (“NFA”) since January 11, 2011. The General Partner has selected Willowbridge Associates Inc. (“Willowbridge”), Quantitative Investment Management LLC (“QIM”), PJM Capital (“PJM”), and DPT Capital Management LLC (“DPT”) (collectively the “Advisors”) as the Partnership’s trading advisors. The Managing Director of DPT is also a principal of the General Partner.  Willowbridge’s main business address is 101 Morgan Lane, Suite 180, Plainsboro, New Jersey 08536 and its telephone number is (609) 936-1100. Willowbridge has been registered as a CPO and a CTA pursuant to the CEA since May 3, 1988 and is a member of the NFA in such capacities.  QIM’s address is 401 East Market Street, Suite 104, Charlottesville, VA 22902 and its telephone number is (434) 817-4800.  QIM has been registered as a CTA with the CFTC since January 16, 2004 and is a member of the NFA in such capacity since such date.  QIM became a member of the NFA on January 16, 2004. QIM registered with the NFA as a CPO on April 1, 2005.  PJM’s address is 46175 Westlake Drive, Suite 100, Potomac Falls, VA 20165, and its telephone number is (703) 773-7001.  PJM has been registered as a CTA and CPO with the CFTC since March 9, 2004 and is a member of the NFA in such capacity since such date.  DPT’s address is 213 Nassau Street, Princeton, NJ 08542 and its telephone number is (609) 683-4600.  All trading decisions regarding the Partnership are made by the Advisors. See “The Advisors.”

Since the Partnership’s inception in April 1991 through March 1, 2010, the General Partner allocated the Partnership’s capital entirely to Willowbridge’s Primary Program. On March 1, 2010, the General Partner made an allocation of $20 million (approximately 35% of the net assets of the Partnership as of March 1, 2010) to QIM’s Global Program. Effective August 1, 2011, the Partnership added DPT and PJM as trading advisors in addition to Willowbridge and QIM. As a result, effective August 1, 2011, the Partnership allocates its trading assets to the Trading Advisors: approximately 34% to Willowbridge, 34% to QIM, 21% to PJM and 11% to DPT.  The General Partner believes that the combination of several investment strategies and global market exposure reduces the Partnership’s dependence on the success of any single strategy while positioning the Partnership to participate in economic trends in different markets. Nonetheless, in many cases the markets traded by the individual trading strategies overlap and the positions held by the Partnership at any particular point in time may result in different concentrations in any group of markets, which may reduce the diversification of the Partnership’s investments.  These firms offer what we believe to be unique approaches that complement each other.  Willowbridge’s Primary Program utilizes trading strategies that focus on capturing directional price movements over medium to longer term time horizons. QIM’s Global Program utilizes multiple trading strategies over various time horizons, particularly shorter timeframes.  PJM Capital began its research and proprietary test trading in 2003, culminating in new models built around volatility mean reversion and nonlinear position sizing consistent with markets as representations of Complex Adaptive Systems. DPT Capital Management’s investment approach is quantitative and highly systematic and is based on founder Prof. John M. Mulvey’s innovative risk management and portfolio allocation technology known as Dynamic Portfolio Tactics™.  The General Partner seeks to limit market and credit risks by monitoring daily income and margin levels. The General Partner also relies upon the risk management strategies inherent in the Advisors’ trading programs. In the future, the General Partner may utilize additional strategies or appoint additional advisors to trade on behalf of the Partnership.

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

In accordance with the Amended and Restated Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the Partnership offers Class A and Class B limited partnership interests in private offering pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended. The Partnership will offer the interests up to an aggregate of $100,000,000, subject to increase by the General Partner in increments of $10,000,000 after notice to the limited partners of the Partnership.  Class A Interests pay to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of the Class A Interests as of the beginning of each month (a 4.0% annual rate).  Class B Interests pay to the General Partner commissions of up to 6.0% annually of the net asset value of the Class B partners’ capital. The General Partner will pay up to 3.0% from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3.0% the brokerage fee with respect to such Class B limited partnership interests will be reduced accordingly. The General Partner pays from this amount all commission charges and fees with respect to the Partnership’s trading in Commodity and Futures Contracts. The flat-rate monthly commission is common among programs such as the Partnership.

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

The General Partner is responsible for the allocation of the Partnership’s capital among various investment programs. The Partnership’s capital currently is allocated to Willowbridge’s Primary Investment Program, QIM’s Global Program, PJM Capital’s Program, and DPT Capital Management’s Program. See “Trading Programs.” The General Partner, in the future, may allocate the Partnership’s assets to other trading programs. In addition, an affiliate of the General Partner is the introducing broker for the Partnership.  Under the terms of the Amended and Restated Limited Partnership Agreement of the Partnership (the “Partnership Agreement”), the General Partner maintains a general partner contribution of $1,000 to the Partnership. The individual principals of the General Partner are Robert L. Lerner, Stephen J. Roseme and Jeffrey Brian Mokychic.  The trading principals are Mr. Lerner and Mr. Roseme.  See “Directors and Executive Officers.”

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

The Advisors

Willowbridge

Willowbridge is a global trading advisor, managing approximately $1.09 billion in aggregate nominal account size (U.S. $1.01 billion of actual funds) as of February 1, 2012  in futures, forward, spot and option contracts and related instruments for international banks, brokerage firms, pension funds, institutions and high net worth individuals. Willowbridge was organized as a Delaware corporation in January 1988 and trades on a 24-hour basis in over 70 markets worldwide. The primary activity of Willowbridge is to buy, sell (including short sales), make a spread or otherwise trade in Commodity Interests. Willowbridge may, to a limited extent, also trade in other instruments. The trading principals of Willowbridge are Philip L. Yang, Michael Y. Gan, and James A. Datri. See “Directors and Executive Officers.”

QIM

 QIM is a Virginia limited liability corporation formed on May 27, 2003.  The trading principals of QIM are Jaffray Woodriff, Michael Geismar and Greyson Williams. QIM uses a proprietary predictive framework to trade its Global Program, a short-term managed futures strategy that trades 54 contracts in 6 sectors worldwide.  Total nominal assets in the Global Program as of February 11, 2012 were approximately $4.93 billion, including about $1.38 billion in the Quantitative Global Funds (about $628 million actual equity), about $708 million proprietary (about $142 million actual equity) and $2.99 billion in 42 client managed accounts. QIM's predictive research is also utilized by a long-short hedge fund with approximately $474 million in equity.

PJM

PJM is a limited liability company formed under the laws of Virginia.  The trading principal of PJM is Peter F. Matthews, PhD.  The PJM’s trading strategy is a dynamic adaptive portfolio asset allocation system that seeks to maximize exposure to smooth, low volatility price paths (whether up or down) while minimizing exposure to volatile markets. The models use sophisticated proprietary volatility measures to determine the allocation to the markets traded.  Assets under management as of January 31, 2012 were approximately $316 million.

DPT

DPT Capital Management, LLC is a Delaware limited liability company.  DPT develops and implements quantitative investment strategies based on Professor John M. Mulvey’s innovative risk management and investment technology.  The Trading Principals of DPT are John M. Mulvey, Robert L. Lerner and Woo Chang Kim.  Mr. Lerner serves as the Managing Director of DPT as well as a principal and owner of Bridgeton Fund Management, LLC, the General Partner. Assets under management as of January 31, 2012 were approximately $38 million.

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

Allocation of Capital

The Partnership’s assets are currently traded pursuant to Willowbridge’s Primary Investment Program, QIM’s Global Program, PJM’s Program, and DPT’s Program.   The General Partner, in the future, may allocate the Partnership’s assets to other trading strategies and investment programs.

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

PJM

The PJM trading strategy is a dynamic adaptive portfolio asset allocation system that seeks to maximize exposure to smooth, low volatility price paths (whether up or down) while minimizing exposure to volatile markets. The models use sophisticated proprietary volatility measures to determine the allocation to the markets we trade.

The trading strategies used by PJM are proprietary and confidential.  The descriptions herein are of necessity, general and not intended to be exhaustive.

DPT

DPT’s investment approach is quantitative and highly systematic and is based on founder Prof. John M. Mulvey's innovative risk management and portfolio allocation technology known as Dynamic Portfolio TacticTM.

The trading system used by DPT are proprietary and confidential.  The descriptions herein are of necessity, general and not intended to be exhaustive.

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

NUSA is a registered futures commission merchant and is a member of the NFA.  Its main office is located at 550 West Jackson, Suite 500, Chicago, IL 60661.

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

The assets of the Partnership are deposited with ADMIS and NUSA in trading accounts established by the Partnership for the Advisors and are used by the Partnership as margin to engage in trading. Each of the clearing brokers is a futures commission merchant registered with the CFTC. Such assets are held in either an interest-bearing bank account or in securities approved by the CFTC for investment of customer funds. The clearing brokers through clearing futures trades for its customers, including the Partnership, could expose the Partnership to credit risk. The clearing brokers attempt to mitigate this risk relating to futures contracts in regulated commodities by maintaining funds deposited by customers in separate bank accounts, which are designated as segregated customers’ accounts. In addition, the clearing brokers have set aside funds deposited by customers relating to foreign futures and options in separate bank accounts, which are designated as customer secured accounts. Lastly, the clearing brokers are subject to the CFTC’s Net Capital Rule, which requires the clearing brokers to maintain minimum net capital of at least 4% of the segregated customer funds as defined by the CEA and regulations promulgated thereunder.

The clearing brokers must comply with the settlement procedures established by the clearinghouse of each exchange where the clearing broker is a clearing member. The rules of exchange vary, but at a minimum the exchange guarantees performance on every contract to each of its clearing members. Thus, once a trade between two clearing members is matched by the exchange, the rights and obligations under the futures or options contract do not run between the original buyer and seller, but between the clearing member and the seller of the contract, and between the clearing member and the buyer. The clearinghouse sets a settlement price for settling all accounts between clearing members for each contract month. Unliquidated positions on outstanding contracts are marked to market at least once a day via midday and/or morning calls to determine any additional margin requirements. In general, a clearinghouse is backed by the membership and will act in the event of non-performance by one of its members or one of the member’s customers, the intent of which is to significantly reduce credit risk. If a clearing broker is not a member of an exchange clearinghouse, it will comply with the settlement procedures established with the actual carrying brokers and will operate through them. Settlement of calls on such contracts may take an extra day on U.S. exchanges or two extra days on non-U.S. exchanges. Additional margin requirements are wire-transferred by the clearing brokers to the appropriate clearinghouse. During the years ended December 31, 2011 and 2010, the Partnership had no material credit risk exposure to a counterparty that is a foreign commodities exchange.

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

The Advisors

Management Fee

The Partnership pays to Willowbridge a quarterly management fee of 0.25% (1% per year) of the Partnership’s month-end Net Assets (as defined below) allocated to Willowbridge for each month during such quarter.   The Partnership pays to PJM a monthly trading advisor management fee of 0.166% (2% per year) of the Partnership’s trading assets allocated to PJM.   The Partnership pays to DPT a monthly trading advisor management fee of 0.083% (1% per year) of the Partnership’s trading assets allocated to DPT.   The Partnership does not pay a management fee to QIM.

The Partnership’s “Net Assets” shall mean the total assets of the Partnership including all cash and cash equivalents, accrued interest and the fair value of all open commodity contracts and other assets maintained by the Partnership, less all liabilities and reserves of the Partnership, including accrued management and incentive fees, determined in accordance with the principles specified in Paragraph 6 of the Limited Partnership Agreement and, where no principle is specified, in accordance with accounting principles generally accepted in the United States of America. The fair value of a commodity futures contract or option on a commodity futures contract shall mean the most recent available closing quotation on the exchange through which the particular commodity futures contract or option on a commodity futures contract is traded by the Partnership; the fair value of a forward currency (non-exchange traded) contract is determined based on the interpolation of mid spot rates and forward points, as provided by a leading data provider.

Incentive  Fee

The Partnership also compensates Willowbridge by paying to it a quarterly incentive fee of 25% of New Profits (as defined below), if any, on assets allocated to Willowbridge.  If any incentive fee is paid to Willowbridge, Willowbridge will retain the amount paid regardless of any subsequent decline in account value, but will not be eligible to receive subsequent incentive fee payments until Willowbridge has recouped its losses and earned New Profits.  The Partnership will pay QIM a quarterly incentive fee of 30% of New Profits (as defined below), if any, on assets allocated to QIM.  In the event of subsequent losses, the quarterly incentive fee would not be charged until there are New  Profits to offset such losses.  The quarterly incentive fee shall not be rebated by virtue of subsequent losses. The Partnership will pay DPT a quarterly incentive fee of 10% of any New Trading Profits (as defined below) in the Partnership’s account as of each calendar quarter end.   In the event of any subsequent losses, the quarterly incentive fees would not be charged until there are New Trading Profits to offset such losses.  PJM is entitled to a quarterly incentive fee of 20% of any New Trading Profits (as defined below) in the Partnership’s account as of each calendar quarter end.   In the event of any subsequent losses, the quarterly incentive fees would not be charged until there are Net New Profits to offset such losses.

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

“New Trading Profits”, for the purpose of calculating the Advisor’s incentive fee, is defined as the excess of cumulative gain/loss from commodity trading (excluding interest) less trading and management fees over its highest past value at any prior calendar quarterly period with respect to trading assets allocated to DPT or PJM. The “gain/loss from commodity trading” is the net gain or loss from closed and completed commodity transactions (after brokerage commissions) plus the increases/decreases in the value of open positions at the end of each calendar quarter (accounting for commissions that would be incurred by closing such open positions).

Commodity Brokers

The General Partner currently pays commission rates of approximately $10 for each initial purchase (or sale) and offsetting sale (or purchase) of a commodity futures contract with respect to the Partnership’s trading (including NFA assessments and exchange fees), which rates in the future may be higher or lower. The General Partner believes that this brokerage rate is generally competitive with those charged by other commodity brokers; however, other commodity brokerage firms might offer lower rates to an account similar to that of the Partnership. Commissions are charged to the Partnership based on a percentage of the net asset value at the beginning of each month. Class A Interests are charged 4.0 percent annually of the net asset value of the Class A partners’ capital. Class B Interests pay to the General Partner commission of up to 6.0 percent annually of the net asset value of the Class B partners’ capital. The General Partner will pay up to 3.0 percent from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3% the brokerage fee with respect to such Class B limited partnership interests will be reduced accordingly.

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

Others

The General Partner will pay expenses of the continuing offering of Limited Partnership Units (consisting primarily of printing fees), estimated to be approximately $15,000 per year. The ordinary administrative expenses actually incurred by the Partnership, including periodic legal, accounting and auditing fees, and other administrative expenses and fees, which are estimated to be approximately $325,000 per year (excluding any extraordinary expenses), will be borne by the Partnership.

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

General Partner’s Selection of Trading Advisors and Investment Programs

    Under the terms of the Limited Partnership Agreement, the General Partner has the authority to engage independent commodity trading advisors or affiliated commodity trading advisors to make trading decisions for the Partnership. The General Partner may have conflicts with respect to terminating an Advisor or engaging a new trading advisor for the Partnership.  Should the General Partner select trading programs which it, its principal or their affiliates operate, the General Partner may have a conflict of interest between choosing the trading programs that the General Partner believes will be most advantageous to the Partnership and seeing that it or its affiliates’ trading programs are used on behalf of the Partnership and earning fees therefrom. The General Partner also may be less likely to terminate the use of one of its or its affiliates’ trading programs. As of this filing, Robert Lerner, a Principal of the General Partner, also serves as Managing Director of DPT, one of the Partnership’s Advisors. The General Partner or its affiliates will act as introducing broker for the Partnership and receive a portion of the brokerage commissions generated by the Partnership’s trading activities.  The General Partner may have a conflict of interest between choosing the investment programs that the General Partner believes will be most advantageous to the Partnership and seeing that the investment programs which generate the most trading activity are used on behalf of the Partnership and earning fees therefrom.

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

Trading by Affiliates of Clearing Brokers for Their Own Accounts

It is possible that certain officers, directors and employees of the Partnership’s clearing brokers and their families may from time to time trade Commodity Interests for their own accounts, including some of which may be managed by the Advisors. In the event such individuals do trade for their own accounts, investors will not be permitted to inspect such trading records. It is possible that such persons may take positions either similar or opposite to positions taken by the Partnership and that the Partnership and such persons may from time to time be competing for either similar or opposite positions in the commodity futures markets. In certain instances, the clearing brokers may have orders for trades from the Partnership and orders from its own employees. The clearing brokers might be deemed to have a conflict of interest between the sequence in which such orders will be transmitted to the trading floor. Depending on market liquidity and other factors, these conflicts could result in the Partnership’s orders being executed at prices that are less favorable than would otherwise be the case.

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

Limitation of Liability and Indemnification of the General Partner

The Limited Partnership Agreement contains various exculpatory provisions, which provide that the General Partner, its officers, directors, stockholders, employees, agents and affiliates and each person who controls any of the same will not be liable, responsible or accountable in damages or otherwise to the Partnership or any of its partners, their successors or permitted assigns, except by reason of acts or omissions (1) in violation of federal or state securities laws, (2) due to intentional or criminal wrongdoing or gross negligence or willful misconduct, (3) constituting a breach of fiduciary duty or (4) not in good faith in the reasonable belief that they were in, or not opposed to, the best interests of the Partnership. Any claim, action or proceeding by any Limited Partner can be brought only against the General Partner and its assets, and not against any manager, member, officer, employee, agent or affiliate of the General Partner, or any person who controls any of the same. In addition, the Partnership has agreed to indemnify, defend and hold harmless the General Partner, and its officers, directors, stockholders, employees, agents and affiliates, and each person who controls any of the same, from and against any loss, liability, damage, cost or expense (including legal fees and expenses actually and reasonably incurred in defense of any demands, claims or lawsuits) actually and reasonably incurred arising from actions or omissions concerning the business or activities undertaken by or on behalf of the Partnership from any source including, without limitation, any demands, claims or lawsuits initiated by a Limited Partner, if the acts, omissions or alleged acts or omissions upon which such actual or threatened action, proceeding or claim is based were for a purpose reasonably believed to be in, or not opposed to, the best interests of the Partnership and were not (1) in violation of federal or state securities laws, (2) performed or omitted as a result of intentional or criminal wrongdoing or gross negligence or willful misconduct or (3) in violation of the General Partner’s fiduciary obligations to the Partnership. The foregoing rights to indemnification and payment of legal fees and expenses will not be affected in the event of the termination of the Partnership or the withdrawal, dissolution or insolvency of the General Partner. These exculpation and indemnification provisions may not be enforceable with respect to certain statutory liabilities, such as liabilities resulting from violations of federal securities laws.

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

ITEM 4. Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities.

There currently is no established public trading market for the Limited Partnership Units. As of December 31, 2011, 4,336.5091 Partnership Units were held by 323 Limited Partners and the General Partner.

All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption there from, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Limited Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units.

Pursuant to the Limited Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future.

From January 1, 2011 through December 31, 2011, 290.9916 Partnership Units were subscribed for the aggregate net subscription amount of $359,994. Details of the subscriptions of these Partnership Units are as follows:

Amount of Subscriptions
January 2011	$5,287
February 2011	$20,646
March 2011	$24,076
April 2011	$3,085
May 2011	$3,029
June 2011	$3,169
July 2011	$14,593
August 2011	$23,317
September 2011	$2,908
October 2011	$4,069
November 2011	$178,016
December 2011	$77,799

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The success of the Partnership is dependent upon the ability of its Advisors to generate trading profits through the speculative trading of Commodity Interests sufficient to produce capital payments after payment of all fees and expenses. Future results will depend in large part upon the Commodity Interests markets in general, the performance of the Partnership’s Advisors, the amount of additions and redemptions and changes in interest rates. Due to the highly leveraged nature of the Partnership’s trading activity, small price movements in Commodity Interests may result in substantial gains or losses to the Partnership. Because of the nature of these factors and their interaction, past performance is not indicative of future results. As a result, any recent increases in net realized or unrealized gains may have no bearing on any results that may be obtained in the future.

The Partnership incurs substantial charges from the payment of brokerage commissions to the General Partner, payment of management and incentive fees to the Advisors, payment of management fees to the General Partner and administrative expenses.

The Partnership is required to make substantial trading profits to avoid depleting and exhausting its assets from the payment of such fees and expenses. The markets in which the Commodity Interests trade are constantly changing in character and in degree of volatility. Although Willowbridge was the sole advisor trading on behalf of the Partnership from April 1991 through February 29, 2010, the General Partner continues to evaluate and analyze from both quantitative and qualitative perspectives the ability of each Advisor to trade effectively on the Partnership’s behalf in the context of the current market environment. The General Partner seeks to limit market and credit risks by monitoring daily income and margin levels. The General Partner also relies upon the risk management strategies inherent in the Advisors’ trading programs. In the future, the General Partner may utilize additional strategies or appoint additional advisors to trade on behalf of the Partnership.

As of December 31, 2011, the assets of the Partnership were allocated for trading in Commodity Interests approximately 34% of its assets to Willowbridge, 34% of its assets to QIM, 21% of its assets to PJM, and 11% of its assets to DPT.

Class A Interests pay to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of the Class A Interests as of the beginning of each month (a 4.0% annual rate). Class B Interests pay to the General Partner commission of up to 6.0% annually of the net asset value of the Class B partners’ capital. The General Partner will pay up to 3.0% from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3%, the brokerage fee with respect to such Class B limited partnership interests will be reduced accordingly. The General Partner pays from this amount all commission charges and fees with respect to the Partnership’s trading in Commodity Interests. The flat-rate monthly commission is common among programs such as the Partnership. As of December 31, 2011, ADMIS and NUSA are the clearing brokers for the Partnership.

Results of Operations

Comparison of fiscal years ended December 31, 2011 and 2010

As of December 31, 2011, total partners’ capital (net asset value) of the Partnership was $18,380,199 compared to its net asset value of $29,854,400 at December 31, 2010. The Partnership’s 2011 subscriptions and redemptions totaled $359,994 and $11,049,735 respectively, compared to $2,917,111 and $33,799,619 respectively, in 2010.

For the year ended December 31, 2011, the Partnership had net realized and unrealized trading gains and losses of $982,835 and $9,660 in interest income. For that same period, the Partnership had expenses comprised of $848,694 in brokerage commissions including clearing and exchange fees, $148,545 in incentive fees, $455,793 in management fees, $136,692 in professional fees, and $187,231 in accounting, administrative fees and other expenses. This resulted in the Partnership having a net loss of $(784,460) for 2011.

Interest income decreased to $9,660 from $49,014 in 2010 primarily due to declining interest rates through 2011 and declining cash balances. Brokerage commissions charged as a percentage of net assets decreased to $848,694 from $2,195,749 in 2010 due to declining net assets. Incentive fees increased to $148,545 from $60,299 in 2010 due to the Partnership’s profitable trading in 2011. Management fees charged as a percentage of the net assets decreased to $455,793 from $991,802 in 2010 due to a lower number of subscriptions in 2011 and lesser net asset value.  Professional fees decreased to $136,692 from $198,764 in 2010 as a result of a decrease in professional fees.  Accounting, administrative fees and other expenses decreased to $187,231 from $303,016 in 2010 as a result of a decrease in administrative, accounting fees and other expenses.

The Partnership’s most profitable trades in 2011 were in the EUR/USD, silver, gold, and Long Gilts.   The Partnership’s least profitable trades in 2011 were in crude oil, copper, soybeans and Japanese bonds.

In January 2011, the Partnership had a loss.  The Partnership had gains in its heating oil and gasoline futures as well as European debt instruments; the Partnership had losses in crude oil, silver and some foreign currencies.  The Partnership recorded a net loss of $(755,613). In February 2011, trading was profitable as the Partnership generated gains in its silver, gasoline and heating oil, and coffee positions;  the Partnership had some offsetting losses in the Japanese yen and wheat.  The Partnership recorded a net gain of $519,558. In March 2011, trading was profitable. The Partnership had gains in its cattle, gasoline and gold positions; the Partnership had losses in base metals and in corn.  The Partnership recorded a net gain of $86,685.  In April 2011, the Partnership had a gain of $1,461,531.  The Partnership had gains in its silver, gold and RBOB gasoline positions; the Partnership had losses in Japanese Yen, copper and some European debt instruments. In May 2011, the Partnership had a loss of $(1,810,720). The Partnership generated gains in both domestic and European debt instruments and in cotton; the Partnership saw losses in its silver, Euro currency and energy positions. In June 2011, the Partnership had a loss of $(708,161). The Partnership had gains in its wheat, Swiss franc, sugar and coffee positions; the Partnership generated losses in its silver, Canadian dollar and RBOB and natural gas positions. In July 2011, the Partnership had a gain of $317,097.  The Partnership’s positions in gold, Euro-Bund and US 10-year notes produced gains.  The Partnership’s positions in the Euro Currency and soybeans produced losses.  In August 2011, the Partnership had a gain of $78,316.   The Partnership’s positions in gold, US interest rates and US equity indices were profitable.  The Partnership’s positions in gasoline and heating oil produced losses.  In September 2011, the Partnership had a gain of $729,467.  The Partnership’s positions in European currencies, European interest rates and copper produced gains.  The Partnership’s positions in coffee, mini S&P futures and gold produced losses.  In October 2011, the Partnership recorded a net loss of $(615,127).  The Partnership had losses in silver, Australian dollar and Japanese yen; the Partnership had gains in emini S&P, euro bund, and emini Russell.  In November 2011, the Partnership recorded a net loss of $(2,243).  The Partnership had losses in heating oil, Japanese yen and RBOB gasoline; the Partnership had gains in euro bund, crude oil and natural gas.  In December 2011, the Partnership recorded a net loss of $(85,250).  The Partnership had losses in the DAX Index, RBOB gasoline, and US 30-year bonds; the Partnership had gains in EUR/USD, EUR/JPY, and natural gas.

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

The net asset value per Class A Unit at December 31, 2011 decreased 3.03% from $7,627.64 at December 31, 2010 to $7,396.24 at December 31, 2011. The net asset value per Class B Unit, Series 1 at December 31, 2011 decreased 2.06% from $992.75 at December 31, 2010 to $972.34 at December 31, 2011. The net asset value per Class B Unit, Series 2 at December 31, 2011 decreased 4.96% from $806.43 at December 31, 2010 to $766.42 at December 31, 2011. The net asset value per Class B Unit, Series 3 at December 31, 2011 decreased 4.00% from $1,019.35 at December 31, 2010 to $978.56 at December 31, 2011.

 Liquidity

There currently is no established public trading market for the Limited Partnership Units and the Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Limited Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. As of the last day of any month, a Limited Partner may redeem all of its Limited Partnership Units on 10 days’ prior written notice to the General Partner for an amount equal to the balance of such Limited Partner’s book capital account as of the last day of any month.

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

The Commodity Interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership’s open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on the basis of mark-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings, whether realized or unrealized.

The Partnership’s total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership’s existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of December 31, 2011, by market sector:

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

Currency: The Partnership’s currency exposure is to exchange rate fluctuations, primarily in the following countries: Germany, Great Britain, Japan, France, Switzerland, Australia, Canada and United States. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future.

Commodity: The Partnership’s primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisors will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of December 31, 2011, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk related to its holdings of Commodity Interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used December 31, 2011 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership’s market risk exposures (interest rate, currency rate, and commodity price) instruments.

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

The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of December 31, 2011.

The potential loss in earnings for each market risk exposure as of December 31, 2011 was:

Currency exchange rate risk	$63,242

Commodity price risk	$171,248

Interest rate risk	$130,571

ITEM 8. Financial Statements and Supplementary Data.

Financial statements meeting the requirements of Regulation S-X appear in Part IV of this report.

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the supplementary data under this item.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal of the General Partner,who serves as the principal executive officer and financial officer of the Partnership, to allow for timely decisions regarding required disclosure and appropriate SEC filings. The principal of the General Partner,who serves as the principal executive officer and financial officer of the Partnership, evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended), which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission.

Based upon that evaluation, the General Partner has concluded that the Partnership’s disclosure controls and procedures were effective in timely alerting the General Partner to material information related to the Partnership that is required to be included in the Partnership’s periodic filings with the SEC.

There were no changes in the Partnership’s internal controls during the fourth quarter of 2011 that have materially affected or are reasonably likely to affect the Partnership’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the General Partner is responsible for establishing and maintaining adequate internal control over financial reporting by the Partnership. The General Partner’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Partnership’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.

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

Management of the General Partner assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. Based upon that evaluation, the General Partner has concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2011.  In making this assessment, management of the General Partner used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Robert L. Lerner, age 55, is an owner and the Chairman of General Partner and has been listed as a principal since December 31, 2010.  Mr. Lerner has also been the director and president of Ruvane, the predecessor General Partner, since he formed it in 1990, and he has been listed as a principal of Ruvane since January 12, 1990 and registered as an associated person of Ruvane since November 20, 1995.  Prior to that, Mr. Lerner was individually registered with the CFTC as a CTA since October 22, 1984 and a CPO since October 24, 1985, and he remained so registered in his individual capacity until he withdrew his individual registrations on July 31, 1996.  Mr. Lerner also has been listed as a principal of DPT Capital Management LLC, a registered CTA and Advisor for the Partnership, since January 25, 2011 and registered as an associated person since January 28, 2011.  From January 2003 through October 2005, Mr. Lerner was president of WoodAllen Capital Management, LLC, an investment management and advisory firm.  From September 2001 to January 2003, Mr. Lerner was the president of Partners Capital Investment Group, LLC, an investment adviser he co-founded that provides an innovative endowment investment philosophy solution for institutional investors and very high net worth families in the US and UK; Mr. Lerner was also registered as an associated person of Partners Capital Investment Group, LLC from March 2002 to February 2004 and has also been a member of the Investment Committee of  Partners Capital Investment Group, LLC since December 2001.  From October 1993 to March 1995, Mr. Lerner was registered as an associated person of Abacus Investment Advisory Services Inc., a consulting firm, where his primary duties were researching investment managers.  From August 1987 until January 1992, Mr. Lerner was senior vice president and director of Mount Lucas Management Corporation, an investment advisory firm he co-founded which specializes in futures investment programs for institutional investors.  From June 1985 to August 1987, Mr. Lerner was employed by Commodities Corporation (U.S.A.) N.V., a leading CTA that was acquired by Goldman Sachs Asset Management where his primary duties were as Associate General Counsel and Trading Development Manager.  Mr. Lerner also has practiced commodities and securities law.  Mr. Lerner has a J.D. degree from Boston University Law School and a B.A. degree from Cornell University.

Stephen J. Roseme, age 45, is a beneficial owner and the Chief Executive of the General Partner and has been listed as a principal since December 31, 2010 and registered as an associated person since January 11, 2011.  Mr. Roseme is also a principal and the President of Bridgeton Global Investor Services, Inc., a registered introducing broker and notice broker dealer, and has been listed as a principal and registered as an associated person since January 5, 2000.  Mr. Roseme is a principal and the President of Bridgeton Capital Management Inc., a registered CPO and CTA, and has been listed as a principal and registered as an associated person since May 1, 1997.  Mr. Roseme is also President of Bridgeton Execution Services LLC, a registered introducing broker, and has been listed as a principal since April 29, 2010 and registered as an associated person since July 26, 2010.  He is also President of Grand Central Trading Company LLC, a registered introducing broker, and has been listed as a principal since January 10, 2006 and registered as an associated person since January 13, 2006.  Mr. Roseme graduated from the University of Virginia.

The General Partner has selected Willowbridge, QIM, PJM, and DPT as the Advisors for the Partnership.

Willowbridge

The trading principals of Willowbridge are Philip L. Yang, Michael Y. Gan, and James A. Datri.

Philip L. Yang, age 52, has been the sole shareholder, Director and President of Willowbridge since September 1, 1992, and he also held those positions from the time he formed Willowbridge in January 1988 through September 1989.  He has been a principal and an associated person of Willowbridge since November 1992 and a Forex associated person since October 2010. He was individually registered pursuant to the CE Act as a CPO in February 1988 and as a CTA in August 1986, with a re-registration in September 1987, and was approved as a member of the NFA in December 1986.  He has been a principal and an associated person of Union Spring since March 1996. He has been a principal and an associated person of Doublewood since November 1992.  He was been a principal and an associated person of Limerick Financial Corporation (“Limerick”), a commodity trading advisor, from March 1998 through February 2011.  From July 1983 through August 1988 and from October 1989 through August 1992, Mr. Yang was a Senior Vice President at Caxton Corporation, now Caxton Associates, L.L.C. (“Caxton”), a commodity trading advisory firm, serving initially as Director of Research, where his research concentration was in the development and application of computerized trading models for a broad range of financial markets, and later as Director of Commodity Trading.  Mr. Yang obtained a bachelor’s degree with honors from the University of California at Berkeley, where he was inducted into Phi Beta Kappa.  He received his master’s degree from the Wharton School of the University of Pennsylvania.  He co-authored with Richard G. Faux, Jr. “Managed Futures:  The Convergence with Hedge Funds,” a chapter in Evaluating and Implementing Hedge Fund Strategies, a book published in 1999 by Euromoney Publications.

Michael Y. Gan, age 52, has been the Executive Vice President of Willowbridge since September 1, 1992.  He has been a principal of Willowbridge since November 1989 and has been an associated person of Willowbridge since December 1989.  He was individually registered pursuant to the CE Act as a CPO and CTA and was approved as a member of the NFA in January 1990.   He has been a principal and an associated person of Union Spring since March 1996.  He has been a principal of Doublewood since November 1995 and has been an associated person of Doublewood since November 1996. He is also an associated person (since February 2011) and has a pending application to serve as principal of Willow Global, a registered CTA and CPO.  Mr. Gan was the sole shareholder, Director and President of Willowbridge from October 1989 through August 1992.  From July 1983 to October 1989, he worked in the foreign exchange trading group at Marine Midland Bank, a bank in New York.  In this capacity, Mr. Gan was responsible for research into technical analysis, as well as proprietary trading for the firm in both currency futures and options and was promoted to Assistant Vice President.  Mr. Gan graduated summa cum laude from the University of the Philippines with a B.S. in Chemical Engineering and subsequently graduated with honors from the Wharton School of the University of Pennsylvania with a M.B.A. in Finance.

Richard G. Faux, Jr., age 73, has been Executive Director of Willowbridge since April 1995.  He has been a principal and an associated person of Willowbridge since February 1996.  He is Executive Director of Doublewood and has been a principal of Doublewood since July 2000 and an associated person of Doublewood since March 1996. He is President and a director of Union Spring and has been a principal and an associated person of Union Spring since March 1996.  Mr. Faux oversees administration at Willowbridge and performs similar duties for Doublewood and Union Spring.  Since March 16, 1995, Mr. Faux has been president of GTR Capital Corporation (“GTR”), a consulting firm that has been a registered CTA since March 2010 and an NFA member since April 2010.  Mr. Faux has been a principal and an associated person of GTR since March 2010. Mr. Faux co-founded MC Baldwin Financial Company (formerly known as Baldwin Financial Corporation and together with its affiliated companies, Baldwin Funds and Baldwin Investment Corporation, “MC Baldwin”) in April 1989 and served as its Co-Chief Executive Officer sharing the oversight of the operations of the company until April 1995, at which time MC Baldwin was an international trading manager which developed futures funds for its partner, Mitsubishi Corporation, a general trading company, and other institutional clients.  Prior to forming MC Baldwin, Mr. Faux was President and a responsible party of Merrill Lynch Options/Futures Management Inc., a futures fund subsidiary of Merrill Lynch Pierce Fenner & Smith, a broker dealer, from December 1984 to April 1989.  From October 1986 until October 1989, Mr. Faux was a principal and associated person of Merrill Lynch Alternative Investments LLC, an asset management company.  Before Mr. Faux’s joining Merrill Lynch in 1984, it had raised only $13 million in futures funds.  When he left, the company had raised $930 million, including one of the first multi-advisor futures funds.  Previously, he spent four years, from January 1981 through December 1984, at Thomson McKinnon Securities, Inc., a futures commission merchant, where he helped develop futures funds, including one of the first financial futures funds.  From August 1977 through January 1981, Mr. Faux was self-employed acting as advisor on financial projects and developing expertise in financial futures.  Earlier, Mr. Faux spent ten years from August 1967 through August 1977 as Vice President of the investment management and institutional sales departments at Kuhn Loeb & Co., an investment bank.  He is a graduate of Brown University and the Columbia University Graduate School of Business.

James J. O’Donnell, age 60, is Senior Vice President of Willowbridge and has been a principal of Willowbridge since November 1996.  He is also Managing Director of Doublewood and has been a principal of Doublewood since July 2000. He is Managing Director of Union Spring and has been a principal of Union Spring since July 2000.  Mr. O’Donnell oversees Willowbridge’s computer and information needs, including trading information systems, accounting information systems, automating certain operational and compliance activities and support for ongoing research of new computerized trading systems and effectiveness testing of existing trading systems.  Mr. O’Donnell has been employed by Willowbridge since September 1, 1992.  From June 1987 through August 1992, Mr. O’Donnell was Manager of Computer Information Systems at Caxton.  From April 1979 through May 1987, Mr. O’Donnell was manager of Research Information Systems at Commodities Corporation, a commodity pool operator and commodities trading advisor.  Prior to that, he was employed by Penn Mutual Life Insurance Company, a mutual life insurance company, from September 1973 through March 1979 as Senior Programmer Analyst.  He is a graduate of LaSalle University with a B.A. in mathematics.

Steven R. Crane, age 43, is Senior Vice President, Secretary and Controller of Willowbridge.  He has been a principal of Willowbridge since October 1996.  He is also Secretary of Doublewood and has been a principal of Doublewood since July 2000.  He is Secretary, Managing Director and director of Union Spring and has been a principal of Union Spring since July 2000.  Mr. Crane has a pending application to serve as principal of Willow Global. He was Vice President, Secretary, Treasurer, and director of Limerick and was a principal of Limerick from July 2000 through February 2011.  He oversees accounting, financial reporting and operations at Willowbridge.  Mr. Crane has been employed by Willowbridge since April 1993.  Prior to that, he was employed by Caxton from April 1992 to April 1993 as a Senior Accountant.  From September 1989 through April 1992, Mr. Crane worked as a Senior Auditor for Deloitte & Touche LLP, an accounting firm.  Mr. Crane is a Certified Public Accountant and a member of the AICPA.  He graduated magna cum laude from North Carolina State University with a B.A. in accounting.

James A. Datri, age 47, is Vice President of Willowbridge.  He has been a principal of Willowbridge since August 2007 and has been an associated person of Willowbridge since April 1997. Mr. Datri is currently responsible for overseeing trading activities for Willowbridge’s technical trading systems.   He has been employed by Willowbridge since February 1995, holding various positions and handling a wide range of responsibilities in operations and trading during that time.  Prior to joining Willowbridge, Mr. Datri worked at Caxton Associates, LLC from April 1988 through January 1995 as a trading assistant, providing support and research for various traders.  Previously, he spent three years, from May 1985 through April 1988, at Merrill Lynch, a financial services company, in an operations capacity.  Mr. Datri is a graduate of Monmouth College with a B.S. in finance.

Edward T. Dunne, age 67, is Managing Director of Willowbridge.  He has been a principal of Willowbridge since July 2000.  He is also Managing Director of Doublewood and has been a principal of Doublewood since July 2000.  Mr. Dunne is Managing Director and director of Union Spring and has been a principal of Union Spring since March 1996 and has been an associated person of Union Spring since September 2000.  From March 1992 to February 1998, Mr. Dunne was a shareholder and managing director of Nordek Associates, Inc., a commodity pool operator and commodity trading advisory firm.  Mr. Dunne was a director of Star Asset Management Limited, a Bermuda money management company, from August 1995 to January 1998, and again from July 2001 through December 2008.  In addition, from November 1993 to May 1994, Mr. Dunne was a managing director for the Alpha Global Proprietary Trading Division of Alpha Investment Management, Inc., an investment management firm.  From September 1987 to December 1993, he was a managing director of UBS Securities LLC, a broker dealer.  From July 1986 to August 1987, he served as an executive vice president and director of capital markets of Mosely Securities Corporation, an investment bank and broker dealer.  After receiving his degree from Norwich University and a commission as an officer in the U.S. Army, Mr. Dunne continued his education at New York University’s Graduate School of Public Administration.  Mr. Dunne also attended the New England School of Law.  In addition, Mr. Dunne has attended the Securities Industry Institute at the University of Pennsylvania’s Wharton School of Business.

Virginia M. Loebel, age 50, is Managing Director at Willowbridge, Doublewood and Union Spring and has been a principal of each firm since September 2000.  Prior to a deferred start date at Willowbridge, Ms. Loebel was employed by Union Bank of Switzerland, a bank, from August 1992 to April 1999 with credit and relationship management responsibility for major U.S. investment banks.  Her last position with Union Bank of Switzerland was as Managing Director in charge of domestic managed funds and investment bank credit relationships with total credit facilities in excess of $20 billion.  From August 1985 to August 1992, Ms. Loebel was a Vice President at Citibank, a bank, in Investment Banking and Managed Funds.  Ms. Loebel completed the credit training program at Bankers Trust Company, a bank, where she was employed from February 1983 to August 1985.  Ms. Loebel graduated cum laude from Villanova University with a B.S. in Finance and Economics.

Janice A. Kioko, age 46, is General Counsel, Chief Compliance Officer, and has been a principal of Willowbridge since September 2005.  Ms. Kioko also serves as General Counsel and Chief Compliance Officer of Doublewood and Union Spring and has been a principal of each firm since September 2005.  Prior to joining Willowbridge, Ms. Kioko was Vice President and Assistant General Counsel at Goldman Sachs Asset Management, an asset management company, and affiliate Commodities Corporation LLC, later known as Goldman Sachs Hedge Fund Strategies LLC, a registered CTA and CPO, where she was dedicated to hedge funds from July 1999 to August 2005.  From September 1998 to July 1999, she worked at Cahill Gordon & Reindel, a law firm, as an associate.  Ms. Kioko was employed as an associate by Morgan Stanley Asset Management, an asset management company, and Morgan Stanley & Co., an affiliated financial services firm, from July 1991 to January 1998, and as a credit analyst by Smith Barney, Harris Upham & Co., a financial services firm, from August 1988 to January 1991.  Ms. Kioko has a J.D. from Fordham University Law School, where she attended classes at night except for a period of full-time study from January 1998 through September 1998.  She has an M.B.A. in Finance from Fordham Graduate School of Business Administration where she also attended classes at night except for a period of full-time study from January 1991 through June 1991 and a B.A. in Economics from Columbia University.

QIM

The trading principals of QIM are Jaffray Woodrif, Michael Geismar and Greyson Williams.

Jaffray Woodriff.  Mr. Woodriff, age 42, has 20 years experience trading financial markets using proprietary quantitative models that he has developed. In 2003, Mr. Woodriff co-founded QIM to offer the Global Program to outside clients. He guides all aspects of QIM’s business and is chiefly responsible for the constant innovation and improvement of the models and techniques that underlie QIM’s predictions, trading, and risk management. Mr. Woodriff graduated from the University of Virginia with a BS in Business in 1991. Mr. Woodriff formed QIM in May 2003, has been registered with the CFTC as an associated person and listed as a principal since January 16, 2004 and January 13, 2004, respectively.

Michael Geismar.  Mr. Geismar, age 41, co-founded QIM in April 2003 with Mr. Woodriff after 18 months of successfully trading their proprietary accounts. As the head of trading for QIM, he implements the firm’s investment models and oversees its portfolio management. Mr. Geismar also manages investor relations and QIM’s general business affairs. Mr. Geismar graduated from the University of Virginia in 1994 with a BA in Mathematics and a minor in Statistics. Mr. Geismar formed QIM with Mr. Woodriff in May 2003, has been registered with the CFTC and listed as a principal since January 16, 2004 and as an associated person since November 28, 2005.

Greyson Williams.  Mr. Williams, age 38, co-founded QIM in April 2003 after working with Mr. Woodriff and Mr. Geismar as a consultant beginning December 2002. He serves as an analyst, assists in statistical analysis and the development of predictive and risk models, and manages the internal databases and in-house software development. Mr. Williams graduated from the University of Virginia in 1995 with a BA in English and a minor in Art History. Mr. Williams formed QIM in May 2003, has been registered with the CFTC and listed as a principal since January 16, 2004 and as an associated person since November 28, 2005.

Ryan Vaughan.  Mr. Vaughan, age 40, has spent the last ten years working in financial and corporate management. Mr. Vaughan joined QIM in September 2005 and became Chief Financial Officer and Chief Compliance Officer in January 2006.  In the fall of 2002, Mr. Vaughan began providing investment consulting services as a registered investment advisor to retail clients, including work for the following financial institutions: UBS Financial Services (September 2002 through February 2004), Blue Ridge Financial Planning Services (February 2004 through September 2005), and  Registered Investment Advisory (“RIA”).  Mr. Vaughan does not manage futures investments for his RIA clients and there is no overlap between his RIA clients and QIM’s clients. Mr. Vaughan spends approximately 5% of his time on his RIA practice.  Mr. Vaughan graduated from the University of Virginia in 1993 with a BS in Commerce, concentrating in Management Information Systems. Mr. Vaughan graduated from the University of Georgia in 1995 with an MBA with concentrations in economics and finance. Mr. Vaughan earned the Chartered Financial Analyst (CFA) designation in 2003. Mr. Vaughan has been registered with the CFTC as an associated person and listed as a principal of QIM since June 8, 2006 and October 31, 2006, respectively.

Paul McKee.  Mr. McKee, age 43, joined QIM in January 2005 and became Chief Technology Officer in March 2009. His responsibilities include managing developers and other technical staff, developing QIM’s broad technical strategy and assisting with maintenance and development of predictive code. Before coming to QIM, Mr. McKee was a research physicist at the University of Virginia for four years from September 2000 through October 2004. His research was primarily conducted at Department of Energy particle accelerator facilities in Newport News, Virginia, and Stanford University, California. From November 2004 through December 2004, Mr. McKee was between employment positions. Mr. McKee graduated from Georgetown University in 1990 with a B.S. in Physics and a minor in Computer Science, from the University of Virginia in 1995 with an M.A. in Physics, and from the University of Virginia in 2000 with a Ph.D. in Nuclear Physics. Mr. McKee has been registered with the CFTC as an associated person and listed as a principal of QIM since February 17, 2009 and March 3, 2009, respectively.

Molly Dunnington.  Ms. Dunnington, age 37, started at QIM in May 2009 and became Chief Compliance Officer in January 2011.  Ms. Dunnington's responsibilities include all compliance reporting and recordkeeping requirements related to the CFTC and NFA as well as the upcoming registration with the SEC.  She is also responsible for the accounting of the Quantitative Global Funds.  Before joining QIM, Ms. Dunnington had been Vice President, Finance at The Community Foundation Serving Richmond & Central Virginia where she worked from May 2002 through April 2009.  Prior to that, she worked in the audit practice at KPMG from January 1998 through May 2002.  Ms. Dunnington graduated from the University of Virginia in 1998 with a B.S. in Commerce with a concentration in accounting.

PJM

The trading principals of QIM are Peter Matthews and Jacqueline Matthews.

Peter Matthews.  Dr. Peter F. Matthews is the Founder and Managing Partner of PJM which established itself as an independent investment management business in 2008. Dr. Matthews is a pioneer and has played a prominent role in the development and growth of the managed funds industry. Prior to PJM, he co-founded Mint Investment Management Company (“MINT”) in 1984 to trade the systems he had created in 1981 for the world’s global futures and currency forward markets using his Statistical Approach to Trading (SAT). Dr. Matthews also created the world’s first Guaranteed Fund in 1987.  Dr. Matthews retired from MINT in 2000 but maintained an active interest in markets and trading systems. In 2004, he came back with a new systematic global macro model based on a more advanced Scientific Approach to Trading which sees investment markets as examples of Complex Adaptive Systems. The model was first traded under an exclusive contract with Caxton Associates. In 1994, Dr. Matthews received the Donchian Award for Lifetime Contribution to the managed funds industry and was founder and chairman emeritus of the Foundation for Managed Derivatives Research. Dr. Matthews received his B.A. in Mathematics and Economics from Carleton University, Canada where he was an Ontario Scholar. He received his M.A. and PhD in Statistics from The American University in Washington, D.C. He was awarded the Massey Foundation Fellowship throughout his PhD program.

Jacqueline Matthews.  Jacqueline Matthews is Chief Operating Officer and Managing Partner of PJM. Her responsibilities include supervision of the trading and execution desk, business development, regulatory compliance and overall management of the employees and the growth of the firm.  Previously, Ms. Matthews was a corporate finance investment banker with Goldman Sachs. She was also a member of the portfolio management team for the family office of U.S. Senator Mark R. Warner of Virginia.  Ms. Matthews was appointed Executive Advisor to then Governor Mark R. Warner of Virginia for the China Trade Mission in June 2004. Ms. Matthews received her M.A. in International Economics from The Johns Hopkins School of Advanced International Studies and a B.A. in Economics from Wellesley College.

DPT

The trading principals of DPT are John M. Mulvey, Robert L. Lerner and Woo Chang Kim.

John M. Mulvey, Ph.D.  John Mulvay is an internationally recognized expert in the field of advanced portfolio models.  He has three decades’ experience using high performance computers and optimization algorithms to solve complex portfolio modeling problems.   Financial companies that Professor Mulvey has worked with on risk management and asset allocation issues include American Express, Towers Perrin-Tillinghast, Pacific Mutual, and St. Paul Insurance.  In addition, he has built significant planning systems for government agencies, including the Office of Tax Analysis for the Treasury Department, and the Joint Chiefs of Staff in the Defense Department.  He has edited five books and published over 120 papers in the areas of finance, optimization, and alternative investments. Prof. Mulvey has been a member of the Bendheim Center for Finance at Princeton University since its founding in 1999, and a faculty member at Princeton for the past 32 years. He received his B.S. in  Engineering from University of Illinois,  M.S. in Computer Science from University of Illinois,  M.S. in Management Science from University of California, Los Angeles and Ph.D. in Management from University of Illinois.

            Robert L. Lerner. Robert Lerner has twenty years of experience in the hedge fund industry and has co-founded a number of successful alternative investment companies, including Partners Capital Investment Group, Inc., Mount Lucas Management Corporation, WoodAllen Capital Management and Ruvane Fund Management Corporation.  Mr. Lerner also serves as a principal and owner of Bridgeton Fund Management, LLC, the General Partner.  Mr. Lerner also has been an active investor in the institutional investment research sector, making venture investments into start-ups such as Intralinks, Inc., Gerson Lehrman Group, Majestic Research, and CallStreet. Previously, Mr. Lerner was employed by Commodities Corporation (now part of Goldman Sachs Asset Management).   He also has practiced financial services law and is a member of the NFA.  Mr. Lerner received a B.A. degree from Cornell University and a J.D. degree from Boston University Law School.

            Woo Chang Kim, Ph.D. Woo Chang Kim is an Assistant Professor at the Korean Advanced Institute of Science and Technology (KAIST).  Dr. Kim has an undergraduate degree from Seoul National University in Industrial Engineering and a Ph.D. in Operations Research and Financial Engineering from Princeton.   He has published numerous articles in finance and optimization, and his current research involves advanced optimization models to improve investment performance.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

As of December 31, 2011, approximately 4,336.5091 Partnership Units were held by 323 Limited Partners and the General Partner. As of December 31, 2011 no person known to the Partnership beneficially owned more than 5% of the outstanding Partnership Units.

The Partnership has no directors or officers. The General Partner manages and conducts the business of the Partnership. As of December 31, 2011, the General Partner owned $1,937 of General Partner interests in the Company, or 0.2618 Partnership Units, representing approximately 0.011% of the total outstanding Partnership Capital, and also beneficially owned 10.1425 Limited Partnership Units.  As of March 1, 2012, the General Partner owned $1,888 of interests in the Partnership or 0.011% of the Partnership. The General Partner is owned 50% by Robert L. Lerner and a trust for the benefit of Mr. Lerner’s family and 50% by a trust for the benefit of Stephen J. Roseme’s family.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The General Partner manages and conducts the business of the Partnership. To compensate the General Partner for its management of the Partnership, its monitoring of the Advisors’ portfolio and its assumption of the financial burden of operating the Partnership, the General Partner receives management and other fees from the Partnership. See “Business - Fees and Expenses.” For the years ended December 31, 2011 and 2010, the General Partner received a management fee from the Partnership pursuant to the Limited Partnership Agreement in the amounts of $298,543 and $653,903, respectively. For the years ended December 31, 2011 and 2010, the General Partner received administrative charges from the Limited Partners pursuant to the Partnership Agreement in the amount of $0 and $0, respectively. This is a one-time, one percent of capital administrative charge for partners on their contribution. The General Partner waives this charge for Limited Partners who are affiliates of the General Partner. For the years ended December 31, 2011 and 2010, the General Partner received net brokerage commissions of $710,967 and $1,873,688, respectively from the Partnership. Net brokerage commissions represent the gross brokerage commissions of 4.0% annually of the net asset value of the Class A Interests and 3.0% up to 6.0% annually of the Class B Interests equal to the following percentages:  Series 1-3%, Series 2-6% and Series 3-5% and from these amounts, the General Partner paid for 1) actual trading commissions incurred by the Partnership and 2) 3% to properly registered selling agents as their ongoing compensation for servicing Class B Limited Partners. One individual who is associated with one of the Advisors is also a limited partner of the Partnership. At December 31, 2011 and 2010 the individual’s outstanding partnership interest was $171,184 and $173,604, respectively. Mr. Lerner serves as the Managing Director of DPT as well as a principal of both DPT Capital Management, LLC and Bridgeton Fund Management, LLC.

ITEM 14. Principal Accountant Fees and Services.

The following table shows the fees (in thousands) paid or accrued by the Partnership for the audit and other services provided by Arthur F. Bell, Jr. and Associates, L.L.C. ("Arthur Bell") for 2011 and 2010:

	2011	2010
Audit Fees (1)	$40.3	$82.7
Audit-Related Fees	-	-
Tax Fees (2)	-	-
All Other Fees	-	-
	$40.3	$82.7

The General Partner is responsible for approving every engagement of Arthur Bell to perform audit or non-audit services for the Partnership before Arthur Bell is engaged to provide those services. The General Partner considers whether the provision of any non-audit provisions is compatible with maintaining Arthur Bell’s independence.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bridgeton Tactical Advisors Fund, LP has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGETON TACTICAL ADVISORS FUND, LP
By: Bridgeton Fund Management, LLC
Its: General Partner

By: /s/ Stephen J. Roseme

Stephen J. Roseme, Chief Executive, Principal Executive Officer and Principal Financial Officer
Date: March 30, 2012

INDEX TO EXHIBITS

Exhibit	Number Item Description
3.1	Certificate of Limited Partnership for the Partnership (Filed as Exhibit 3.1 to the Partnership’s Form 10 and incorporated by reference herein.)
3.2	Certificate of Amendment to Certificate of Limited Partnership for the Partnership (Filed as Exhibit 3.2 to the Partnership’s Form 10-K filed April 1, 2011 and incorporated by reference herein).
3.3	Form of Amended and Restated Limited Partnership Agreement for the Partnership (Filed as Exhibit 3.3 to the Partnership’s Form 10-K filed April 1, 2011 and incorporated by reference herein).
10.1	Trading Advisor Agreement between the General Partner and the Advisor (Filed as Exhibit 10.1 to the Partnership’s Form 10, and incorporated by reference herein.)
10.2
Commodity Trading Advisory Agreement between the Partnership and the Advisor dated February 19, 2010 (Filed as Exhibit 10.2 to the Partnership’s Form 10-K filed March 31, 2010 and incorporated by reference herein).

14.1	General Partner Code of Ethics (Filed as Exhibit 14.1 to the Partnership’s Form 10-K filed April 1, 2011 and incorporated by reference herein).
31.1	Rule 13a-14(a)/13d-14(a) Certifications
32.1	Section 1350 Certification

BRIDGETON TACTICAL ADVISORS FUND, LP

______________________

TABLE OF CONTENTS
______________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS:

 Statements of Financial Condition
as of December 31, 2011 and December 31, 2010

 Condensed Schedules of Investments
as of December 31, 2011 and December 31, 2010

 Statements of Income (Loss)
for the Years Ended December 31, 2011 and 2010

 Statements of Changes in Partners’ Capital (Net Asset Value)
for the Years Ended December 31, 2011 and 2010

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Bridgeton Tactical Advisors Fund, LP

We have audited the accompanying statements of financial condition of Bridgeton Tactical Advisors Fund, LP, including the condensed schedules of investments, as of December 31, 2011 and 2010, and the related statements of income (loss) and changes in partners’ capital (net asset value) for the years then ended.  These financial statements are the responsibility of the General Partner.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bridgeton Tactical Advisors Fund, LP as of December 31, 2011 and 2010, and the results of its operations and the changes in its net asset values for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Arthur F. Bell, Jr. & Associates, L.L.C.
Hunt Valley, Maryland
March 28, 2012

BRIDGETON TACTICAL ADVISORS FUND, LP
 STATEMENTS OF FINANCIAL CONDITION
As of December 31, 2011 and December 31, 2010
_______________

	December 31,	December 31,
	2011	2010
ASSETS
Equity in futures trading accounts:
Due from brokers (including margin deposits of $1,115,232 for 2011 and $1,542,223 for 2010)	$3,502,773	$13,275,165
Net unrealized gains on open contracts	178,104	1,256,636
	3,680,877	14,531,801
Cash and cash equivalents	15,096,807	17,411,836
Due from general partner	9,840	205,403
Interest receivable	0	711
TOTAL ASSETS	$18,787,524	$32,149,751
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES
Prepaid subscriptions	$95,959	$1,438
Redemptions payable	134,016	2,083,797
Other accrued expenses	90,104	88,705
Accrued incentive fees	62,283	60,299
Accrued management fees	24,963	61,112
TOTAL LIABILITIES	407,325	2,295,351
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners - Class A (2,219.1567 and 2,570.7404 fully redeemable units	16,413,423	19,608,673
at December 31, 2011 and December 31, 2010, respectively)
Limited partners - Class B (2,117.0906 and 11,880.0907 fully redeemable units	1,964,839	10,145,727
at December 31, 2011 and December 31, 2010, respectively)
General partner - Class A (0.2618 and 13.1103 fully redeemable units	1,937	100,000
at December 31, 2011 and December 31, 2010, respectively)
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	18,380,199	29,854,400
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$18,787,524	$32,149,751

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of December 31, 2011

_______________

LONG FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	7,394	0.040%
Currencies	13,640	0.074%
Energy	(9,855)	(0.053)%
Financials	77,895	0.424%
Metals	4,646	0.025%
Stock indices	1,851	0.010%
Total long futures contracts	$95,571	0.520%

SHORT FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	(14,051)	(0.076)%
Currencies	21,587	0.117%
Energy	33,768	0.183%
Financials	(74,471)	(0.405)%
Metals	133,223	0.725%
Stock indices	(17,523)	(0.095)%
Total short futures contracts	$82,533	0.449%
Total futures contracts	$178,104	0.969%

                ____________

*     No single contract’s value exceeds 5% of partners’ capital.

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
As of December 31, 2010

_______________

LONG FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$443,061	1.484%
Currencies	265,654	0.890%
Energy	157,014	0.526%
Financials	57,168	0.191%
Metals	403,052	1.350%
Stock indices	(1,064)	(0.004)%
Total long futures contracts	$1,324,885	4.437%

SHORT FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$(17,372)	(0.058)%
Currencies	(16,243)	(0.054)%
Energy	(19,760)	(0.066)%
Financials	17,310	0.058%
Metals	(33,343)	(0.112)%
Stock indices	1,159	0.004%
Total short futures contracts	$(68,249)	(0.228)%
Total futures contracts	$1,256,636	4.209%

                 ___________

*     No single contract’s value exceeds 5% of partners’ capital.

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
 STATEMENTS OF INCOME (LOSS)
For the Years Ended December 31, 2011 and 2010
_______________

	2011	2010
NET INVESTMENT (LOSS)
Income:
Interest income	$9,660	$49,014

Expenses:
Brokerage commissions	848,694	2,195,749
Incentive fees	148,545	60,299
Management fees	455,793	991,802
Professional fees	136,692	198,764
Accounting, administrative fees and other expenses	187,231	303,016
Total expenses	1,776,955	3,749,630
Net investment (loss)	(1,767,295)	(3,700,616)

TRADING PROFITS (LOSSES)
Profits (losses) on trading of futures
Net realized gains (losses) on closed contracts	2,061,367	(254,934)
Change in net unrealized (losses) on open contracts	(1,078,532)	(697,804)
Net trading profits (losses)	982,835	(952,738)

NET (LOSS)	$(784,460)	$(4,653,354)
NET (LOSS) PER UNIT
(based on weighted average number of units outstanding during the period)
Class A	$(232.79)	$(502.12)
Class B - Series 1	$(30.63)	$(44.13)
Class B - Series 2	$(110.64)	$(117.67)
Class B - Series 3	$(40.80)	$(95.99)

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Years Ended December 31, 2011 and 2010
_______________

			CLASS A					CLASS B LIMITED PARTNERS
	General Partner		Limited Partners		Total	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Class A	Units	Amount	Units	Amount	Units	Amount	Class B	Total
PARTNERS' CAPITAL,
DECEMBER 31, 2009	116.8617	$936,983	3,328.8303	$26,690,125	$27,627,108	3,232.6375	$3,339,684	39,711.9928	$34,346,892	70.7534	$76,578	$37,763,154	$65,390,262
Subscriptions	4.2825	31,819	270.3644	1,993,442	2,025,261	99.5516	95,000	987.1435	796,850			891,850	2,917,111
Redemptions	(108.0339)	(824,044)	(1,028.4543)	(7,671,125)	(8,495,169)	(351.9578)	(338,098)	(31,846.3117)	(24,942,803)	(23.7186)	(23,549)	(25,304,450)	(33,799,619)
Net (loss)		(44,758)		(1,403,769)	(1,448,527)		(137,963)		(3,061,780)		(5,084)	(3,204,827)	(4,653,354)
PARTNERS' CAPITAL,
DECEMBER 31, 2010	13.1103	$100,000	2,570.7404	$19,608,673	$19,708,673	2,980.2313	$2,958,623	8,852.8246	$7,139,159	47.0348	$47,945	$10,145,727	$29,854,400
Subscriptions	0.7830	5,946	11.5811	86,492	92,438	256.2617	250,000	22.3658	17,556			267,556	359,994
Redemptions			(376.7963)	(2,833,606)	(2,833,606)	(1,622.8088)	(1,578,928)	(8,418.8188)	(6,637,201)			(8,216,129)	(11,049,735)
Transfers	(13.6315)	(104,039)	13.6315	104,039
Net income (loss)		30		(552,175)	(552,145)		(60,653)		(169,743)		(1,919)	(232,315)	(784,460)
PARTNERS' CAPITAL,
DECEMBER 31, 2011	0.2618	$1,937	2,219.1567	$16,413,423	$16,415,360	1613.6842	$1,569,042	456.3716	$349,771	47.0348	$46,026	$1,964,839	$18,380,199

	Net Asset Value Per Unit
	Class A		Class B, Series 1	Class B, Series 2	Class B, Series 3
December 31, 2009	$8,017.87	(1)	$1,033.11	$864.90	$1,082.32
December 31, 2010	$7,627.64	(2)	$992.75	$806.43	$1,019.35
December 31, 2011	$7,396.24	(3)	$972.34	$766.42	$978.55

    ______________

(1)      Based on 3,445.6920 Class A shares

(2)      Based on 2,583.8507 Class A shares

(3)      Based on 2,219.4185 Class A shares

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

_______________

1.	PARTNERSHIP ORGANIZATION

Bridgeton Tactical Advisors Fund, LP (formerly RFMC Tactical Advisors Fund, LP) (“the Partnership”), a Delaware limited partnership, was organized on January 24, 1986.  Prior to March 1, 2010, Willowbridge Associates, Inc (“Willowbridge”) served as the Partnership’s sole trading advisor.  Effective March 1, 2010, the Partnership added Quantitative Investment Management, LLC (“QIM”) as an additional trading advisor.   In order to reflect this additional diversification in Trading Advisors, the Partnership’s name was changed from RFMC Willowbridge Fund, L.P. to RFMC Tactical Advisors Fund, LP on March 10, 2010.  Effective August 1, 2011, the Partnership added DPT Capital Management, LLC (“DPT”) and PJM Capital (“PJM”) as trading advisors in addition to Willowbridge and QIM (Willowbridge, QIM, DPT, and PJM, collectively the “Trading Advisors”).   The Partnership’s business is to trade, buy, sell or otherwise acquire, hold or dispose of futures contracts, options on physical commodities and on futures contracts, forward contracts, and instruments that may be subject of a futures contract, including equities, indices and sectors ("Commodity Interests"), and any rights pertaining thereto and to engage in all activities incident thereto.  The objective of the Partnership is the appreciation of its assets though speculative trading.

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

The General Partner has selected Willowbridge, QIM, PJM, and DPT as the Partnership’s trading advisors.  Effective March 1, 2010, the Partnership allocates approximately 34% of its assets to Willowbridge, 34% of its assets to QIM, 21% of its assets to PJM, and 11% of its assets to DPT.  The General Partner, in the future, may change the allocation percentages between Willowbridge, QIM, PJM, and DPT or allocate the Partnership’s assets to other trading strategies and investment programs.

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

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2011 and 2010

_______________
2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Method of Reporting (continued)

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), referred to as ASC or the Codification, is the single source of U.S. GAAP.

The Partnership has elected not to provide a statement of cash flows as permitted under ASC Topic 230, Statement of Cash Flows.

B.
Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurements and Disclosures.  At December 31, 2011 and 2010, the Partnership had investments in money market mutual funds of $13,398,342 and $12,889,929, respectively.  Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

C.
Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers at December 31, 2011 and 2010 consisted of cash on deposit with the brokers of $3,502,773 and $13,275,165, respectively.  The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

D.
Investments in Futures Contracts

Investments in futures contracts are recorded on the trade date and open contracts are stated in the financial statements at their fair value on the last business day of the reporting period, based on quoted market prices.  Accordingly, such contracts are classified as Level 1 fair value estimates under the fair value hierarchy as described within ASC Topic 820, Fair Value Measurements and Disclosures.  Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis.  Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized gains (losses) on closed contracts” in the Statements of Income (Loss).

As each broker has the right of offset, the Partnership presents the aggregate net unrealized gains with such brokers as “Net unrealized gains on open contracts” and the aggregate net unrealized losses with such brokers as “Net unrealized losses on open contracts” in the Statements of Financial Condition.  The net unrealized gains on open contracts with one broker are not offset against net unrealized losses on open contracts from another broker in the Statements of Financial Condition.  The unrealized gains or losses on open contracts is the difference between contract trade price and quoted market price.

Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss) under the caption “Change in net unrealized gains (losses) on open contracts”.  Interest income is recognized on an accrual basis.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2011 and 2010

_______________

2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.
Brokerage Commissions

The Class A limited partners pay to the General Partner a flat brokerage commission of 4.0% annually of the net asset value of the Class A limited partners’ capital as of the beginning of each month.  Class B limited partners pay to the General Partner a flat brokerage commission equal to the following percentages of each Series’ applicable net asset value:  Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%.  From these amounts, the General Partner paid (1) actual trading commissions incurred by the Partnership of $137,727 and $322,061 for the years ended December 31, 2011 and 2010, respectively, and (2) 3.0% to properly registered selling agents as their ongoing compensation for servicing Class B limited partners (and to the extent the amount is less than 3%, the brokerage commissions with respect to such Class B limited partnership interests will be reduced accordingly). Approximately 35% to 45% of the actual trading commissions incurred by the Partnership are remitted by the brokers to an Introducing Broker affiliated with Bridgeton.

Brokerage commissions charged to each Class or Series of class were as follows for the years ended December 31:

	2011	2010
Class A	$713,315	$855,519
Class B – Series 1	59,073	89,660
Class B – Series 2	73,954	1,247,921
Class B – Series 3	2,352	2,649
Total	$848,694	$2,195,749

As of December 31, 2011 and 2010, $9,840 and $13,609, respectively, were due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

F.
Allocation of Income (Loss)

Net realized and unrealized trading profits and losses, interest income and other operating income and expenses except Class or Series specific brokerage commission charges, are allocated to the partners monthly in proportion to their capital account balances, as defined in the Agreement.  Class and/or Series specific commission charges are allocated monthly to the partners of the specific Class and/or Series in proportion to their respective capital account balances within the Class and/or Series.

G.
Incentive Fees

Pursuant to the Trading Advisory Agreements with Willowbridge (“Willowbridge Agreement”),QIM (“QIM Agreement”), DPT (“DPT Agreement”), and PJM (“PJM Agreement”), the Trading Advisors are entitled to a quarterly incentive fee based on the New Profits or the New Net Profit, as defined in the applicable  Trading Advisory Agreements, of the Partnership’s trading assets allocated to the respective Trading Advisor.

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

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2011 and 2010
_______________

2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.
Incentive Fees (continued)

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

There were no incentive fees earned by Willowbridge or DPT for the years ending December 31, 2011 and December 31, 2010.  Incentive fees earned by QIM totaled $89,134 and $60,299 for the years ending December 31, 2011 and December 31, 2010, respectively.  As of December 31, 2011 and 2010, $62,283 and $60,299, respectively, were due to QIM.  Incentive fees earned by PJM totaled $59,411 for the year ended December 31, 2011. As of December 31, 2011, $0 was due to PJM.

H.
Management Fees

The General Partner is paid an annual management fee equal to 1% of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year.  Such annual fee is paid in advance at the beginning of the respective year and is amortized by the Partnership on a straight-line basis over twelve months.  For the years ended December 31, 2011 and 2010, such annual fees amounted to $298,543 and $653,903, respectively.

In addition to the management fee paid to the General Partner, the Partnership pays to Willowbridge a quarterly trading advisor management fee of 0.25% (1% per year) of the net asset value of the Partnership’s trading asset allocated to Willowbridge.  These fees amounted to $114,951 and $337,899 in 2011 and 2010, respectively.  As of December 31, 2011 and 2010, $16,659 and $61,112, respectively, were due to Willowbridge.  The Partnership pays PJM a monthly trading advisor management fee of 0.166% (2% per year) of the Partnership’s trading assets allocated to PJM.  These fees amounted to $34,284 the year ended December 31, 2011. As of December 31, 2011, $6,687 was due to PJM.  The Partnership pays DPT a monthly trading advisor management fee of 0.083% (1% per year) of the Partnership’s trading assets allocated to DPT.  These fees amounted to $8,015 for the year ended December 31, 2011. As of December 31, 2011 $1,617 was due to DPT.  QIM is not paid a trading advisor management fee.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2011 and 2010
_______________
2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

I.
Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

The Partnership applies the provisions of Codification Topics 740, Income Taxes, which prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the years ended December 31, 2011 and 2010.

The Partnership files U.S. federal and state tax returns.  The 2008 through 2011 tax years generally remain subject to examination by U.S. federal and most state authorities.

J.
Subscriptions

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month.  Partners’ contributions received in advance for subscriptions are recorded as “Prepaid subscriptions” in the Statements of Financial Condition.

The General Partner charges a 1% initial administrative fee on all limited partner unit subscriptions.  The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion.  Subscription proceeds to the Partnership are recorded net of these charges.  For the years ended December 31, 2011 and 2010 the General Partner received no initial administrative fees.

K.	Redemptions Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month with at least ten days written notice to the General Partner.

L.
Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statement of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Realized gains (losses) resulting from the translation to U.S. dollars totaled $4,940 and $(10,088) for the years ended December 31, 2011 and 2010, respectively, and are reported as a component of “Net realized gains (losses) on closed contracts” in the  Statements of Income (Loss).

M.
Recently Issued Accounting Pronouncement

In May 2011, FASB issued Accounting Standards Update 2011-04, Fair Value Measurements (“ASU 2011-04”).  ASU 2011-04 amends ASC Topic 820, Fair Value Measurements and Disclosures, to clarify certain provisions of Topic 820 but also includes some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value and measurements in accordance with U.S. GAAP and International Financial Reporting Standards.  The amendments in ASU 2011-04 are to be applied prospectively and will become effective during the interim and annual periods beginning after December 15, 2011.  The Partnership will adopt the methodologies prescribed in ASU 2011-04 by the date required and does not anticipate that this ASU will have any material effect on its financial position or results of operations.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2011 and 2010
_______________

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

N.
Indemnifications

The General Partner and its principal were parties to an arbitration proceeding which was conducted before the National Futures Association (“NFA”) between the General Partner and its principal, on the one hand, and Aspen Partners, Ltd. (“Aspen”), on the other hand, relating to an agreement pursuant to which Aspen marketed the Partnership’s interests.  The initial arbitration hearing was held on October 25, 2010, to arbitrate Aspen’s claims that it had not been accurately paid after termination of the agreement for accounts that Aspen may have introduced to the Partnership prior to such termination.  The NFA rendered a decision on November 29, 2010 against the General Partner.  While the Partnership was not a party in the arbitration matter, as a result of the application of the indemnity provisions set forth in the Partnership’s Limited Partnership Agreement, the Partnership indemnified the General Partner for certain legal expenses associated with the arbitration claim in the amount of $47,810 during the fourth quarter of 2010.

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

O.	Reclassifications Certain prior-period amounts have been reclassified to conform to the current-period presentation.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2011 and 2010

_______________
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.  The Partnership recognizes transfers, if any, between fair value hierarchy levels as the beginning of the reporting period.  There were no transfers into or out of Level 1 and 2 during the years ended December 31, 2011 and 2010.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels.  Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the Statements of Financial Condition.

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$373,131	$373,131	N/A	N/A
Money market mutual funds	13,398,342	13,398,342	N/A	N/A
Total investment assets	$13,771,473	$13,771,473
Liabilities
Futures contracts	$(195,027)	$(195,027)	N/A	N/A
Total investment liabilities	$(195,027)	$(195,027)

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$1,369,179	$1,369,179	N/A	N/A
Money market mutual funds	12,889,929	12,889,929	N/A	N/A
Total investment assets	$14,259,108	$14,259,108
Liabilities
Futures contracts	$(112,543)	$(112,543)	N/A	N/A
Total investment liabilities	$(112,543)	$(112,543)

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2011 and 2010

_______________

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

Under provisions of ASC Topic 815, Derivatives and Hedging, entities are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial condition.  Investments in futures contracts are reported in the Statements of Financial Condition as “Net unrealized gains on open contracts.”

The fair value of the Partnership's derivative contracts is presented below on a gross basis as an asset if in a gain position and a liability if in a loss position.

	As of December 31, 2011
Futures contracts	Assets	Liabilities	Net
Commodities	$30,623	$(37,280)	$(6,657)
Currencies	55,162	(19,935)	35,227
Energy	46,240	(22,327)	23,913
Financials	82,971	(79,547)	3,424
Metals	154,912	(17,043)	137,869
Stock indices	3,223	(18,895)	(15,672)
Total derivative contracts	$373,131	$(195,027)	$178,104

	As of December 31, 2010
Futures contracts	Assets	Liabilities	Net
Commodities	$447,874	$(22,185)	$425,689
Currencies	271,711	(22,300)	249,411
Energy	157,014	(19,760)	137,254
Financials	78,380	(3,902)	74,478
Metals	403,053	(33,344)	369,709
Stock indices	11,147	(11,052)	95
Total derivative contracts	$1,369,179	$(112,543)	$1,256,636

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2011 and 2010

_______________

4.	DERIVATIVE INSTRUMENTS (CONTINUED)

Realized gains and losses, as well as any change in net unrealized gains or losses on open contracts from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Statements of Income (Loss).

The Partnership’s trading results and information related to the volume of the Partnership’s derivative activity by market sector were as follows:

	For the year ended December 31, 2011
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$89,172	$(432,346)	$(343,174)	4,200
Currencies	56,985	(214,184)	(157,199)	4,950
Energy	(22,406)	(113,341)	(135,747)	2,580
Financials	971,484	(71,054)	900,430	11,390
Metals	690,659	(231,840)	458,819	1,312
Stock indices	275,473	(15,767)	259,706	5,746
Total gain (loss) from derivatives trading	$2,061,367	$(1,078,532)	$982,835	30,178

	For the year ended December 31, 2010
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$816,370	$(54,309)	$762,061	16,548
Currencies	2,516,837	(1,062,088)	1,454,749	13,666
Energy	(4,659,657)	62,616	(4,597,041)	8,704
Financials	2,042,238	(323,520)	1,718,718	27,422
Metals	(644,234)	679,402	35,168	4,236
Stock indices	(326,488)	95	(326,393)	5,470
Total gain (loss) from derivatives trading	$(254,934)	$(697,804)	$(952,738)	76,046

The number of contracts closed for futures contracts represents the number of contract half-turns during the years ended December 31, 2011 and 2010.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2011 and 2010

_______________

4.                 DERIVATIVE INSTRUMENTS (CONTINUED)

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

B.         Fair Value

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Statements of Income (Loss).  Open contracts generally mature within 90 days; as of December 31, 2011 and 2010, the latest maturity dates for open contracts are March 2013 and March 2012, respectively.

C.         Credit Risk

Futures are contracts for delayed delivery of financial interests in which the seller agrees to make delivery at a specified future date of a specified financial instrument at a specified price or yield.  Risk arises from changes in the fair value of the underlying instruments.  Credit risk due to counterparty nonperformance associated with these instruments is reflected in the cash on deposit with the broker and the fair value of assets accounted for at fair value presented above.  The Partnership’s counterparties are major brokerage firms and banks located in the United States, or their foreign affiliates.

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

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2011 and 2010

_______________

5.                 FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2011 and 2010.  The information has been derived from information presented in the financial statements.

	Year Ended December 31, 2011
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire year)
Net Asset Value, Beginning of the year	$7,627.64	$992.75	$806.43	$1,019.35
Profit/(loss) from operations
Net investment (loss)	(632.17)	(71.40)	(79.54)	(94.48)
Net trading gain	400.77	50.99	39.53	53.68
Net (loss)	(231.40)	(20.41)	(40.01)	(40.80)
Net Asset Value, End of the year	$7,396.24	$972.34	$766.42	$978.55
Total Return (1)	(3.03)%	(2.06)%	(4.96)%	(4.00)%
Total Return (excluding incentive fees) (2)	(2.30)%	(1.44)%	(4.35)%	(3.26)%
Supplemental Data
Ratios to average net asset value
Expenses prior to incentive fees	7.76%	6.77%	10.02%	8.74%
Incentive fees	0.73%	0.62%	0.61%	0.74%
Total expenses	8.49%	7.39%	10.63%	9.48%
Net investment (loss) (3)	(7.71)%	(6.72)%	(9.94)%	(8.70)%

	Year Ended December 31, 2010
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire year)
Net Asset Value, Beginning of the year	$8,017.87	$1,033.11	$864.90	$1,082.32
Profit/(loss) from operations
Net investment (loss)	(548.10)	(61.29)	(73.92)	(83.75)
Net trading gain	157.87	20.93	15.45	20.78
Net (loss)	(390.23)	(40.36)	(58.47)	(62.97)
Net Asset Value, End of the year	$7,627.64	$992.75	$806.43	$1,019.35
Total Return (1)	(4.87)%	(3.91)%	(6.76)%	(5.82)%
Total Return (excluding incentive fees) (2)	(4.70)%	(3.74)%	(6.67)%	(5.67)%
Supplemental Data
Ratios to average net asset value
Expenses prior to incentive fees	7.40%	6.34%	9.73%	8.37%
Incentive fees	0.17%	0.17%	0.10%	0.16%
Total expenses	7.57%	6.51%	9.83%	8.53%
Net investment (loss)	(7.28)%	(6.23)%	(9.62)%	(8.26)%

Total returns are calculated based on the change in value of a unit during the periods presented.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

                    _____________________
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