Form 10-Q
period 2012-03-31
BRIDGETON TACTICAL ADVISORS FUND, LP
filed 2012-05-15
CIK 794775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

YES ☐  NO ☒

BRIDGETON TACTICAL ADVISORS FUND, LP

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1
	Condensed Statements of Financial Condition	1
	Condensed Schedules of Investments	4-5
	Condensed Statements of Income (Loss)	6
	Condensed Statements of Changes in Partners’ Capital (Net Asset Value)	7-8
	Notes to Condensed Financial Statements	9-19
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF FINANCIAL CONDITION
As of March 31, 2012 (Unaudited) and December 31, 2011
_______________

	March 31,	December 31,
	2012	2011
ASSETS
Equity in futures trading accounts:
Due from brokers (including margin deposits of $1,156,556 for 2012 and $1,115,232 for 2011)	$2,543,569	$3,502,773
Net unrealized gains on open contracts	273,012	178,104
	2,816,581	3,680,877
Cash and cash equivalents	14,364,171	15,096,807
Due from general partner	30,155	9,840
TOTAL ASSETS	$17,210,907	$18,787,524
LIABILITIES AND PARTNERS' CAPITAL (NET ASSET VALUE)
LIABILITIES
Prepaid subscriptions	$23,710	$95,959
Redemptions payable	298,451	134,016
Other accrued expenses	115,714	90,104
Accrued incentive fees	0	62,283
Accrued management fees	33,992	24,963
TOTAL LIABILITIES	471,867	407,325
PARTNERS' CAPITAL (NET ASSET VALUE)
Limited partners - Class A (2,154.7929 and 2,219.1567 fully redeemable units at March 31, 2012 and December 31, 2011, respectively)	14,934,896	16,413,423
Limited partners - Class B (2,061.6355 and 2,117.0906 fully redeemable units at March 31, 2012 and December 31, 2011, respectively)	1,802,329	1,964,839
General partner - Class A (0.2618 fully redeemable units at March 31, 2012 and December 31, 2011)	1,815	1,937
TOTAL PARTNERS' CAPITAL (NET ASSET VALUE)	16,739,040	18,380,199
TOTAL LIABILITIES AND PARTNERS' CAPITAL (NET ASSET VALUE)	$17,210,907	$18,787,524

See Notes to Condensed Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of March 31, 2012 (Unaudited)
_______________

LONG FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners'
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$139,409	0.833%
Currencies	27,078	0.162%
Energy	(21,928)	(0.131)%
Financials	10,274	0.061%
Metals	(60,654)	(0.362)%
Stock indices	15,647	0.093%
Total long futures contracts	$109,826	0.656%

SHORT FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners'
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$118,362	0.707%
Currencies	5,368	0.032%
Energy	43,505	0.260%
Financials	(17,807)	(0.106)%
Metals	896	0.005%
Stock indices	12,862	0.077%
Total short futures contracts	$163,186	0.975%

Total futures contracts	$273,012	1.631%

________

*     No single contract’s value exceeds 5% of partners’ capital.

See Notes to Condensed Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
As of December 31, 2011
_______________

LONG FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners'
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$7,394	0.040%
Currencies	13,640	0.074%
Energy	(9,855)	(0.053)%
Financials	77,895	0.424%
Metals	4,646	0.025%
Stock indices	1,851	0.010%
Total long futures contracts	$95,571	0.520%

SHORT FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners'
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$(14,051)	(0.076)%
Currencies	21,587	0.117%
Energy	33,768	0.183%
Financials	(74,471)	(0.405)%
Metals	133,223	0.725%
Stock indices	(17,523)	(0.095)%
Total short futures contracts	$82,533	0.449%

Total futures contracts	$178,104	0.969%

________

*     No single contract’s value exceeds 5% of partners’ capital.

See Notes to Condensed Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF INCOME (LOSS)
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
_______________

	Three Months Ended
	March 31,

	2012	2011
NET INVESTMENT (LOSS)
Income:
Interest income	$4,353	$5,497
Expenses:
Brokerage commissions	178,028	260,501
Incentive fees	0	26,850
Management fees	87,784	116,377
Professional fees	16,561	43,942
Accounting, administrative and other expenses	48,949	44,704
Total expenses	331,322	492,374
Net investment (loss)	(326,969)	(486,877)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of futures:
Net realized gains (losses) on closed contracts	(916,758)	619,019
Change in net unrealized gains (losses) on open contracts	94,908	(281,512)
Total trading profits (losses)	(821,850)	337,507
NET (LOSS)	$(1,148,819)	$(149,370)
NET INCOME (LOSS) PER UNIT
(based on weighted average number of units
outstanding during the period)
Class A	$(465.14)	$0.38
Class B - Series 1	$(59.36)	$2.70
Class B - Series 2	$(51.17)	$(40.11)
Class B - Series 3	$(63.89)	$(1.91)

See Notes to Condensed Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2012
(Unaudited)
_______________

	CLASS A					CLASS B LIMITED PARTNERS
	General Partner		Limited Partners		Total	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Class A	Units	Amount	Units	Amount	Units	Amount	Class B	Total
PARTNERS' CAPITAL, JANUARY 1, 2012	0.2618	$1,937	2,219.1567	$16,413,423	$16,415,360	1,613.6842	$1,569,042	456.3716	$349,771	47.0348	$46,026	$1,964,839	$18,380,199
Subscriptions	-	-	13.4069	98,273	98,273	87.8713	85,000	-	-	-	-	85,000	183,273
Redemptions	-	-	(77.7707)	(551,996)	(551,996)	(94.2677)	(87,007)	(49.0587)	(36,610)	-	-	(123,617)	(675,613)
Net (loss)	-	(122)	-	(1,024,804)	(1,024,926)	-	(98,770)	-	(22,118)	-	(3,005)	(123,893)	(1,148,819)
PARTNERS' CAPITAL, MARCH 31, 2012	0.2618	$1,815	2,154.7929	$14,934,896	$14,936,711	1,607.2878	$1,468,265	407.3129	$291,043	47.0348	$43,021	$1,802,329	$16,739,040

	Net Asset Value Per Unit

	Class A		Class B, Series 1	Class B, Series 2	Class B, Series 3

January 1, 2012	$7,396.24	(1)	$972.34	$766.42	$978.55

March 31, 2012	$6,931.01	(2)	$913.50	$714.54	$914.66

(1)      Based on 2,219.4185 Class A shares

(2)      Based on 2,155.0547 Class A shares

See Notes to Condensed Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) (CONTINUED)
For the Three Months Ended March 31, 2011
(Unaudited)
_______________

	CLASS A					CLASS B LIMITED PARTNERS
	General Partner		Limited Partners		Total	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Class A	Units	Amount	Units	Amount	Units	Amount	Class B	Total

PARTNERS' CAPITAL, JANUARY 1, 2011	13.1103	$100,000	2,570.7404	$19,608,673	$19,708,673	2,980.2313	$2,958,623	8,852.8246	$7,139,159	47.0348	$47,945	$10,145,727	$29,854,400
Subscriptions	0.6527	4,946	3.6225	27,507	32,453	-	-	22.3658	17,556	-	-	17,556	50,009
Redemptions	-	-	(164.7307)	(1,245,966)	(1,245,966)	(751.9275)	(747,354)	(7,856.0755)	(6,180,468)	-	-	(6,927,822)	(8,173,788)
Net income (loss)	-	97	-	856	953	-	7,773	-	(158,006)	-	(90)	(150,323)	(149,370)
PARTNERS' CAPITAL MARCH 31, 2011	13.7630	$105,043	2,409.6322	$18,391,070	$18,496,113	2,228.3038	$2,219,042	1,019.1149	$818,241	47.0348	$47,855	$3,085,138	$21,581,251

	Net Asset Value Per Unit

	Class A		Class B, Series 1	Class B, Series 2	Class B, Series 3

January 1, 2011	$7,627.64	(1)	$992.75	$806.43	$1,019.35

March 31, 2011	$7,632.31	(2)	$995.84	$802.89	$1,017.43

(1)      Based on 2,583.8507 Class A shares

(2)      Based on 2,423.3952 Class A shares

See Notes to Condensed Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
_______________

1.              BASIS OF PRESENTATION

The interim condensed financial statements of Bridgeton Tactical Advisors Fund, LP, formerly, RFMC Tactical Advisors Fund, LP and RFMC Willowbridge Fund, L.P. (the “Partnership”), included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  These condensed financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.  The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report.  In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners’ capital for the interim periods presented and are not necessarily indicative of a full year’s results.

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
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
_______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Method of Reporting (Continued)

The Partnership has elected not to provide a statement of cash flows as permitted under ASC Topic 230, Statement of Cash Flows.

B.	Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurements and Disclosures.  At March 31, 2012 and December 31, 2011, the Partnership had investments in money market mutual funds of $13,402,810 and $13,398,342, respectively.  Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

C.	Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers at March 31, 2012 and December 31, 2011 consisted of cash on deposit with the brokers of $2,543,569 and $3,502,773, respectively.  The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

D.	Investments in Futures Contracts

Investments in futures contracts are recorded on the trade date and open contracts are stated in the financial statements at their fair value on the last business day of the reporting period, based on quoted market prices.  Accordingly, such contracts are classified as Level 1 fair value estimates under the fair value hierarchy as described within ASC Topic 820, Fair Value Measurements and Disclosures.  Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis.  Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized gains  (losses) on closed contracts” in the Condensed Statements of Income (Loss).

As each broker has the right of offset, the Partnership presents the aggregate net unrealized gains with such brokers as “Net unrealized gains on open contracts” and the aggregate net unrealized losses with such brokers as “Net unrealized losses on open contracts” in the Condensed Statements of Financial Condition.  The net unrealized gains on open contracts with one broker are not offset against net unrealized losses on open contracts from another broker in the Condensed Statements of Financial Condition.  The unrealized gains or losses on open contracts is the difference between contract trade price and quoted market price.

Any change in net unrealized gain or loss from the preceding period is reported in the Condensed Statements of Income (Loss) under the caption “Change in net unrealized gains (losses) on open contracts”.  Interest income is recognized on an accrual basis.

E.	Brokerage Commissions

The Class A limited partners pay to the General Partner a flat brokerage commission of 4.0% annually of the net asset value of the Class A limited partners’ capital as of the beginning of each month.  Class B limited partners pay to the General Partner a flat brokerage commission equal to the following percentages of each Series’ applicable net asset value:  Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%.  From these amounts, the General Partner paid (1) actual trading commissions incurred by the Partnership of $42,089 and $49,897 for the three months ended March 31, 2012 and 2011, respectively, and (2) 3.0% to properly registered selling agents as their ongoing compensation for servicing Class B limited partners (and to the extent the amount is less than 3%, the brokerage commissions with respect to such Class B limited partnership interests will be reduced accordingly).  Approximately 35% to 45% of the actual trading commissions incurred by the Partnership is remitted by the brokers to an Introducing Broker affiliated with Bridgeton.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Brokerage Commissions (Continued)

Brokerage commissions charged to each Class or Series of class were as follows:

	For the Three Months Ended
	March 31,
	2012	2011
Class A	$160,459	$190,710
Class B - Series 1	12,117	21,183
Class B - Series 2	4,886	48,016
Class B - Series 3	566	592

Total	$178,028	$260,501

As of March 31, 2012 and December 31, 2011, $30,155 and $9,840, respectively, were due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

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

QIM is entitled to a quarterly incentive fee of 30% of any New Net Profits (as defined in the QIM Agreement) in the Partnership’s account as of each calendar quarter end.  “New Net Profits”, for the purpose of calculating QIM’s incentive fee, is defined as the excess of cumulative gain/loss from commodity trading (excluding interest) less trading and management fees over its highest past value at any prior calendar quarterly period with respect to trading assets allocated to QIM.  The “gain/loss from commodity trading” is the net gain or loss from closed and completed commodity transactions (after brokerage commissions) plus the increases/decreases in the value of open positions at the end of each calendar quarter (accounting for commissions that would be incurred by closing such open positions).  In the event of any subsequent losses, the quarterly incentive fees would not be charged until there are Net New Profits to offset such losses.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.	Incentive Fees (Continued)

DPT is entitled to a quarterly incentive fee of 10% of any New Trading Profits (as defined in the DPT Agreement) in the Partnership’s account as of each calendar quarter end.  “New Trading Profits”, for the purpose of calculating DPT’s incentive fee, is defined as the excess of cumulative gain/loss from commodity trading (excluding interest) less trading and management fees over its highest past value at any prior calendar quarterly period with respect to trading assets allocated to DPT.  The “gain/loss from commodity trading” is the net gain or loss from closed and completed commodity transactions (after brokerage commissions) plus the increases/decreases in the value of open positions at the end of each calendar quarter (accounting for commissions that would be incurred by closing such open positions).  In the event of any subsequent losses, the quarterly incentive fees would not be charged until there are New Trading Profits to offset such losses.

PJM is entitled to a quarterly incentive fee of 20% of any New Trading Profits (as defined in the PJM Agreement) in the Partnership’s account as of each calendar quarter end.  “New Trading Profits”, for the purpose of calculating PJM’s incentive fee, is defined as the excess of cumulative gain/loss from commodity trading (excluding interest) less trading and management fees over its highest past value at any prior calendar quarterly period with respect to trading assets allocated to PJM.  The “gain/loss from commodity trading” is the net gain or loss from closed and completed commodity transactions (after brokerage commissions) plus the increases/decreases in the value of open positions at the end of each calendar quarter (accounting for commissions that would be incurred by closing such open positions).  In the event of any subsequent losses, the quarterly incentive fees would not be charged until there are Net New Profits to offset such losses.

There were no incentive fees earned by Willowbridge, DPT or PJM for the three months ended March 31, 2012 and 2011.  Incentive fees earned by QIM totaled $0 and $26,850 for the three months ended March 31, 2012 and 2011.

H.
Management Fees

Prior to January 1, 2012, the General Partner was paid an annual management fee equal to 1% of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year.  Such annual fee was paid in advance at the beginning of the respective year and was amortized by the Partnership on a straight-line basis over twelve months.  Effective January 1, 2012, the General Partner charges such management fee each beginning of month at 1/12 of 1% of the Partnership’s net assets as the beginning of the respective month.  For the three-month period ended March 31, 2012 and 2011, the Partnership recorded management fee expense earned by the General Partner of $44,960 and $74,636, respectively.

In addition to the management fee paid to the General Partner, the Partnership pays Willowbridge a quarterly trading advisor management fee of 0.25% (1% per year) of the net asset value of the Partnership’s trading assets allocated to Willowbridge.  These fees amounted to $16,204 and $41,741 for the three months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012 and December 31, 2011, $16,204 and $16,659, respectively, were due to Willowbridge.  The Partnership pays PJM a monthly trading advisor management fee of 0.166% (2% per year) of the Partnership’s trading assets allocated to PJM.  These fees amounted to $21,838 for the three months ended March 31, 2012.  As of March 31, 2012 and December 31, 2011, $14,617 and $6,687, respectively were due to PJM.  The Partnership pays DPT a monthly trading advisor management fee of 0.083% (1% per year) of the Partnership’s trading assets allocated to DPT.  These fees amounted to $4,782 for the three months ended March 31, 2012.  As of March 31, 2012 and December 31, 2011, $3,171 and $1,617 respectively were due to DPT.  QIM is not paid a trading advisor management fee.

I.
Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

I.
Income Taxes (Continued)

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current period.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three months ended March 31, 2012 and 2011.

The Partnership files U.S. federal and state tax returns.  The 2009 through 2011 tax years generally remain subject to examination by U.S. federal and most state authorities.

J.
Subscriptions

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month.  Partners’ contributions received in advance for subscriptions are recorded as prepaid subscriptions in the Condensed Statements of Financial Condition.

The General Partner charges a 1% initial administrative fee on all limited partner unit subscriptions.  The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion.  Subscription proceeds to the Partnership are recorded net of these charges.  For the three months ended March 31, 2012 and 2011 the General Partner received no initial administration fees.

K.	Redemptions Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month with at least ten days written notice to the General Partner.

L.
Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Condensed Statements of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  (Losses) resulting from the translation to U.S. dollars totaled $(156) and $(2,075) for the three months ended March 31, 2012 and 2011, respectively, and are reported as a component of “Net realized gains (losses) on closed contracts” in the Condensed Statements of Income (Loss).

M.
Recently Issued Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update 2011-04, Fair Value Measurements (“ASU 2011-04”).  ASU 2011-04 amends ASC Topic 820, Fair Value Measurements and Disclosures, to clarify certain provisions of Topic 820 but also includes some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value and measurements in accordance with U.S. GAAP and International Financial Reporting Standards.  The amendments in ASU 2011-04 are to be applied prospectively and were effective for interim and annual periods beginning after December 15, 2011.  Management has determined that the adoption of ASU 2011-04 has resulted in no material effect on the Partnership’s financial position or results of operations.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

M.
Recently Issued Accounting Pronouncements (Continued)

In December 2011, the FASB issued Accounting Standards Update 2011-11 (“ASU 2011-11”), entitled Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.  ASU 2011-11 enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial condition or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial condition.  Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of IFRS.  ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Partnership is currently evaluating the impact ASU 2011-11 will have, however, no material impact on the Partnership’s financial statements is anticipated.

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

O.	Reclassifications Certain prior period amounts have been reclassified to conform to the current period presentation.

4.	FAIR VALUE

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

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
_______________

4.	FAIR VALUE (CONTINUED)

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.  The Partnership recognizes transfers, if any, between fair value hierarchy levels at the beginning of the reporting period. There were no transfers into or out of Levels 1 and 2 during the three months ended March 31, 2012 and the year ended December 31, 2011.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels.  Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the Condensed Statements of Financial Condition:

	As of March 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$508,101	$508,101	N/A	N/A
Money market mutual funds	13,402,810	13,402,810	N/A	N/A
Total investment assets	$13,910,911	$13,910,911
Liabilities
Futures contracts	$(235,089)	$(235,089)	N/A	N/A
Total investment liabilities	$(235,089)	$(235,089)

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$373,131	$373,131	N/A	N/A
Money market mutual funds	13,398,342	13,398,342	N/A	N/A
Total investment assets	$13,771,473	$13,771,473
Liabilities
Futures contracts	$(195,027)	$(195,027)	N/A	N/A
Total investment liabilities	$(195,027)	$(195,027)

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2012 and 2011
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

Under provisions of ASC Topic 815, Derivatives and Hedging, entities are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial condition.  Investments in futures contracts are reported in the Condensed Statements of Financial Condition as “Net unrealized gains on open contracts.”

The fair value of the Partnership's derivative contracts is presented below on a gross basis as an asset if in a gain position and a liability if in a loss position.

	As of March 31, 2012
Futures contracts	Assets	Liabilities	Net
Commodities	$303,507	$(45,736)	$257,771
Currencies	46,087	(13,641)	32,446
Energy	44,366	(22,789)	21,577
Financials	37,503	(45,036)	(7,533)
Metals	32,830	(92,588)	(59,758)
Stock indices	43,808	(15,299)	28,509
Total derivative contracts	$508,101	$(235,089)	$273,012

	As of December 31, 2011
Futures contracts	Assets	Liabilities	Net
Commodities	$30,623	$(37,280)	$(6,657)
Currencies	55,162	(19,935)	35,227
Energy	46,240	(22,327)	23,913
Financials	82,971	(79,547)	3,424
Metals	154,912	(17,043)	137,869
Stock indices	3,223	(18,895)	(15,672)
Total derivative contracts	$373,131	$(195,027)	$178,104

Realized gains and losses, as well as any change in net unrealized gains or losses on open contracts from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Condensed Statements of Income (Loss).

The Partnership’s trading results and information related to the volume of the Partnership’s derivative activity by market sector were as follows:

	For the three months ended March 31, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Closed Contracts
Commodities	$(437,712)	$264,428	$(173,284)	2,198
Currencies	(89,057)	(2,781)	(91,838)	1,492
Energy	332,223	(2,336)	329,887	570
Financials	(869,823)	(10,957)	(880,780)	4,728
Metals	45,580	(197,627)	(152,047)	352
Stock indices	102,031	44,181	146,212	1,060
Total gain (loss) from derivatives trading	$(916,758)	$94,908	$(821,850)	10,400

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
_______________

5.              DERIVATIVE INSTRUMENTS (CONTINUED)

	For the three months ended March 31, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Closed Contracts
Commodities	$271,855	$(403,022)	$(131,167)	1,092
Currencies	(188,604)	(69,526)	(258,130)	1,772
Energy	278,799	101,501	380,300	1,022
Financials	(77,595)	(37,258)	(114,853)	3,924
Metals	220,399	59,486	279,885	446
Stock indices	114,165	67,307	181,472	1,364
Total gain (loss) from derivatives trading	$619,019	$(281,512)	$337,507	9,620

The number of contracts closed for futures contracts represents the number of contract half-turns during the three months ended March 31, 2012 and 2011.

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

B.        Fair Value

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Condensed Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Condensed Statements of Income (Loss).  Open contracts generally mature within 90 days; as of March 31, 2012 and December 31, 2011, the latest maturity dates for open contracts are March 2013 and March 2013, respectively.

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

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
_______________

6.              FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2012 and 2011.  The information has been derived from information presented in the financial statements.

	Three Months Ended March 31, 2012
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,396.24	$972.34	$766.42	$978.55
(Loss) from operations
Net investment (loss)	(132.97)	(15.30)	(17.53)	(19.98)
Net trading (loss)	(332.26)	(43.54)	(34.35)	(43.91)
Net (loss)	(465.23)	(58.84)	(51.88)	(63.89)
Net Asset Value, end of the period	$6,931.01	$913.50	$714.54	$914.66
Total Return(1) (4)	(6.29)%	(6.05)%	(6.77)%	(6.53)%
Supplemental Data
Ratios to average net asset value
Total expenses (3)	7.54%	6.64%	9.66%	8.51%
Net investment (loss) (3)	(7.45)%	(6.54)%	(9.56)%	(8.41)%

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
_______________

6.                 FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months Ended March 31, 2011
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,627.64	$992.75	$806.43	$1,019.35
Profit (loss) from operations
Net investment (loss)	(143.53)	(16.28)	(19.30)	(21.67)
Net trading profit	148.20	19.37	15.76	19.75
Net profit (loss)	4.67	3.09	(3.54)	(1.92)
Net Asset Value, end of the period	$7,632.31	$995.84	$802.89	$1,017.43
Total Return(1) (4)	.06%	.31%	(.44)%	(.19)%
Total Return excluding incentive fees(2)	0.17%	0.43%	(0.31)%	(0.09)%

Supplemental Data
Ratios to average net asset value
Expenses excluding incentive fees(3) (5)	7.32%	6.61%	11.39%	8.25%
Incentive fees(4)	0.11%	0.12%	0.13%	0.10%

Total expenses	7.43%	6.73%	11.52%	8.35%
Net investment (loss)(3) (5)	(7.24)%	(6.52)%	(11.27)%	(8.16)%

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

(2)	Total return excluding incentive fees is derived by dividing the sum of net income per unit plus the incentive fees per unit by opening net asset value per unit.
(3)	Annualized.
(4)	Not annualized.
(5)	Net investment (loss) ratios exclude the effect of incentive fees.

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

The success of the Partnership is dependent upon the ability of the Advisors to generate trading profits through the speculative trading of Commodity Interests sufficient to produce capital appreciation after payment of all fees and expenses. Future results will depend in large part upon the Commodity Interests markets in general, the performance of the Advisors , the amount of additions and redemptions and changes in interest rates. Due to the leveraged nature of the Partnership’s trading activity, small price movements in Commodity Interests may result in substantial gains or losses to the Partnership. Because of the nature of these factors and their interaction, past performance is not indicative of future results. As a result, any recent increases in net realized or unrealized gains may have no bearing on any results that may be obtained in the future.

The Partnership incurs substantial charges from the payment of brokerage commissions to the General Partner, payment of management and incentive fees to Willowbridge, PJM, and DPT and incentive fees to QIM , payment of management fees to the General Partner and administrative expenses. The Partnership is required to make trading profits to avoid depleting and exhausting its assets from the payment of such fees and expenses.

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

Investments in commodity futures, options and forward contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period. The difference between the original cost basis of the contract and fair value is recorded in income as a net unrealized gain or loss on open contracts in the Condensed Statements of Financial Condition. Realized gains and losses on closed contracts are recorded on a first-in-first-out basis. Interest income is recognized on an accrual basis. All Commodity Interests and other financial instruments are recorded at fair value in the condensed financial statements. Fair value is based on quoted market prices or estimates of fair value.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

For the quarter ended March 31, 2012 the Partnership had total losses comprised of net trading losses representing $(916,758) in realized losses on closed contracts, and $94,908 in change in net unrealized gains (losses) on open contracts, and $4,353 in interest income. For the same quarter in 2011 the Partnership had total gains comprised of net trading gains representing $619,019 in realized gains on closed contracts, and $(281,512) in change in net unrealized gains (losses) on open contracts, and $5,497 in interest income.

In January 2012, the Partnership had a loss.  The Partnership had losses in US interest rates, the Euro currency, and crude oil; the Partnership had gains in RBOB gasoline, natural gas and copper. The Partnership recorded a net loss of $(413,410). In February 2012, trading was unprofitable as the Partnership generated losses in its US interest rate and orange juice positions; the Partnership had some offsetting gains in Japanese yen, energy and soybeans.  The Partnership recorded a net loss of $(49,164). In March 2012, trading was unprofitable.  The Partnership had losses in European debt instruments, the Canadian dollar and wheat; the Partnership had some offsetting gains in Japanese yen, soybeans and coffee.  The Partnership recorded a net loss of $(686,245).

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

For the quarter ended March 31, 2012, the Partnership had expenses comprised of $178,028 in brokerage commissions (including clearing and exchange fees), $87,784 in management fees, $16,561 in professional fees and $48,949 in accounting, administrative and other expenses. For the same quarter in 2011, the Partnership had expenses comprised of $260,501 in brokerage commissions (including clearing and exchange fees), $26,850 in incentive fees, $116,377 in management fees, $43,942 in professional fees and $44,704 in accounting, administrative and other expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the activity discussed above, the Partnership recorded a net loss of $(1,148,819) for the quarter compared to a net loss of $(149,370) for the same quarter in 2011.

At March 31, 2012, the net asset value of the Partnership was $16,739,040, compared to its net asset value of $18,380,199 at December 31, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of March 31, 2012 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principal of the General Partner) to allow timely decisions regarding required disclosure. During the first quarter of 2012, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The General Partner is not aware of any pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of March 31, 2012, 4,216.6902 Partnership Units were held by 314 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2012 through March 31, 2012, a total of 101.2782 Partnership Units were subscribed for the aggregate subscription amount of $183,273. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2012	$128,581
February 2012	$22,375
March 2012	$32,317

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

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1           Rule 13a - 14(a)/15d-14(a) Certification

32.1           Section 1350 Certification

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

23

BRIDGETON TACTICAL ADVISORS FUND, LP

Date: May __, 2012	By: Bridgeton Fund Management LLC Its: General Partner

By: /s/ Stephen J. Roseme Stephen J. Roseme, Chief Executive, Principal Executive Officer and Principal Financial Officer