Form 10-Q
period 2012-06-30
BRIDGETON TACTICAL ADVISORS FUND, LP
filed 2012-08-14
CIK 794775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q
______________

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

YES ☐  NO ☒

BRIDGETON TACTICAL ADVISORS FUND, LP

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF FINANCIAL CONDITION
As of June 30, 2012 (Unaudited) and December 31, 2011 _______________
	June 30,	December 31,
	2012	2011
ASSETS
Equity in futures trading accounts:
Due from brokers (including margin deposits of $1,311,745 for 2012 and $1,115,232 for 2011)	$3,686,602	$3,502,773
Net unrealized gains on open contracts	91,344	178,104
Net unrealized (losses) on open contracts	(55,792)	-
	3,722,154	3,680,877
Cash and cash equivalents	13,713,379	15,096,807
Due from general partner	24,784	9,840
TOTAL ASSETS	$17,460,317	$18,787,524
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES
Prepaid subscriptions	$46,804	$95,959
Redemptions payable	296,373	134,016
Other accrued expenses	35,510	90,104
Accrued incentive fees	230,711	62,283
Accrued management fees	32,702	24,963
TOTAL LIABILITIES	642,100	407,325
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners - Class A (2,057.4244 and 2,219.1567 fully redeemable units
at June 30, 2012 and December 31, 2011, respectively)	15,025,003	16,413,423
Limited partners - Class B (1,924.6663 and 2,117.0906 fully redeemable units
at June 30, 2012 and December 31, 2011, respectively)	1,791,302	1,964,839
General partner - Class A (0.2618 fully redeemable units
at June 30, 2012 and December 31, 2011)	1,912	1,937
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	16,818,217	18,380,199
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$17,460,317	$18,787,524

See Notes to Condensed Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of June 30, 2012 (Unaudited)
_______________

LONG FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	68,556	0.408%
Currencies	(6,805)	(0.040)%
Energy	(1,172)	(0.007)%
Financials	(17,836)	(0.106)%
Metals	(41,306)	(0.246)%
Stock indices	142,203	0.845%
Total long futures contracts	$143,640	0.854%

SHORT FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	(33,382)	(0.198)%
Currencies	(28,312)	(0.168)%
Energy	(40,859)	(0.244)%
Financials	23,669	0.140%
Metals	(1,913)	(0.011)%
Stock indices	(27,291)	(0.162)%
Total short futures contracts	$(108,088)	(0.643)%

Total futures contracts	$35,552	0.211%
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

See Notes to Condensed Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF INCOME (LOSS)
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)
_______________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
NET INVESTMENT (LOSS)
Income:
Interest income	$4,925	$1,396	$9,278	$6,893

Expenses:
Brokerage commissions	167,861	210,932	345,889	471,433
Incentive fees	230,711	-	230,711	26,850
Management fees	82,662	109,193	170,446	225,570
Professional fees	31,421	14,068	47,982	58,010
Accounting, administrative and other expenses	28,447	52,384	77,396	97,088
Total expenses	541,102	386,577	872,424	878,951
Net investment (loss)	(536,177)	(385,181)	(863,146)	(872,058)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of futures:
Net realized gains on closed contracts	1,681,512	388,921	764,754	1,007,940
Change in net unrealized gains (losses) on open contracts	(237,460)	(1,061,090)	(142,552)	(1,342,602)
Net trading profits (losses)	1,444,052	(672,169)	622,202	(334,662)
NET INCOME (LOSS)	$907,875	$(1,057,350)	$(240,944)	$(1,206,720)
NET INCOME (LOSS) PER UNIT
(based on weighted average number of units outstanding during the period)
Class A	$380.62	$(387.93)	$(97.71)	$(376.76)
Class B - Series 1	$51.37	$(47.43)	$(9.90)	$(37.95)
Class B - Series 2	$30.04	$(26.54)	$(31.00)	$(75.35)
Class B - Series 3	$46.71	$(55.00)	$(17.18)	$(56.92)

See Notes to Condensed Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2012
(Unaudited)
_______________

	CLASS A					CLASS B LIMITED PARTNERS
	General Partner		Limited Partners		Total	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Class A	Units	Amount	Units	Amount	Units	Amount	Class B	Total
PARTNERS' CAPITAL,
JANUARY 1, 2012	0.2618	$1,937	2,219.1567	$16,413,423	$16,415,360	1,613.6842	$1,569,042	456.3716	$349,771	47.0348	$46,026	$1,964,839	$18,380,199
Subscriptions	-	-	37.7209	266,984	266,984	87.8713	85,000	-	-	-	-	85,000	351,984
Redemptions	-	-	(199.4532)	(1,443,440)	(1,443,440)	(128.0614)	(119,613)	(152.2342)	(109,969)	-	-	(229,582)	(1,673,022)
Net (loss)	-	(25)	-	(211,964)	(211,989)	-	(16,198)	-	(11,949)	-	(808)	(28,955)	(240,944)
PARTNERS' CAPITAL,
JUNE 30, 2012	0.2618	$1,912	2,057.4244	$15,025,003	$15,026,915	1,573.4941	$1,518,231	304.1374	$227,853	47.0348	$45,218	$1,791,302	$16,818,217

	Net Asset Value Per Unit
	Class A		Class B, Series 1	Class B, Series 2	Class B, Series 3
January 1, 2012	$7,396.24	(1)	$972.34	$766.42	$978.55
June 30, 2012	$7,302.82	(2)	$964.88	$749.18	$961.37

(1)      Based on 2,219.4185 Class A shares

(2)      Based on 2,057.6862 Class A shares

See Notes to Condensed Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) (CONTINUED)
For the Six Months Ended June 30, 2011
(Unaudited)
_______________

	CLASS A					CLASS B LIMITED PARTNERS
	General Partner		Limited Partners		Total	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Class A	Units	Amount	Units	Amount	Units	Amount	Class B	Total
PARTNERS' CAPITAL,
January 1, 2011	13.1103	$100,000	2,570.7404	$19,608,673	$19,708,673	2,980.2313	$2,958,623	8,852.8246	$7,139,159	47.0348	$47,945	$10,145,727	$29,854,400
Subscriptions	0.6527	4,946	4.8207	36,790	41,736	-	-	22.3658	17,556	-	-	17,556	59,292
Redemptions	-	-	(253.8918)	(1,918,980)	(1,918,980)	(1,563.0318)	(1,520,624)	(8,093.1230)	(6,383,388)	-	-	(7,904,012)	(9,822,992)
Transfers	(13.6315)	(104,039)	13.6315	104,039	-	-	-	-	-	-	-	-	-
Net income loss)	-	45	-	(927,079)	(927,034)	-	(96,146)	-	(180,863)	-	(2,677)	(279,686)	(1,206,720)
PARTNERS' CAPITAL,
June 30, 2011	0.1315	$952	2,335.3008	$16,903,443	$16,904,395	1,417.1995	$1,341,853	782.0674	$592,464	47.0348	$45,268	$1,979,585	$18,883,980

	Net Asset Value Per Unit
	Class A		Class B, Series 1	Class B, Series 2	Class B, Series 3
January 1, 2011	$7,627.64	(1)	$992.75	$806.43	$1,019.35
June 30, 2011	$7,238.23	(2)	$946.83	$757.56	$962.44

(1)      Based on 2,583.8507 Class A shares

(2)      Based on 2,335.4323 Class A shares

See Notes to Condensed Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2012 and 2011
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
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	A.	Method of Reporting (Continued)

The Partnership has elected not to provide a statement of cash flows as permitted under ASC Topic 230, Statement of Cash Flows.

	B.	Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurements and Disclosures.  At June 30, 2012 and December 31, 2011, the Partnership had investments in money market mutual funds of $13,407,805 and $13,398,342, respectively.  Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

	C.	Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers at June 30, 2012 and December 31, 2011 consisted of cash on deposit with the brokers of $3,686,602 and $3,502,773, respectively.  The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

	D.	Investments in Futures Contracts

Investments in futures contracts are recorded on the trade date and open contracts are stated in the financial statements at their fair value on the last business day of the reporting period, based on quoted market prices.  Accordingly, such contracts are classified as Level 1 fair value estimates under the fair value hierarchy as described within ASC Topic 820, Fair Value Measurements and Disclosures.  Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis.  Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized gains on closed contracts” in the Condensed Statements of Income (Loss).

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

The Class A limited partners pay to the General Partner a flat brokerage commission of 4.0% annually of the net asset value of the Class A limited partners’ capital as of the beginning of each month.  Class B limited partners pay to the General Partner a flat brokerage commission equal to the following percentages of each Series’ applicable net asset value:  Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%.  From these amounts, the General Partner paid (1) actual trading commissions incurred by the Partnership of $38,345 and $80,434 for the three and six months ended June 30, 2012, respectively, and $33,146 and $83,043 for the three and six months ended June 30, 2011, respectively and (2) 3.0% to properly registered selling agents as their ongoing compensation for servicing Class B limited partners (and to the extent the amount is less than 3%, the brokerage commissions with respect to such Class B limited partnership interests will be reduced accordingly).  Approximately 35% to 45% of the actual trading commissions incurred by the Partnership is remitted by the brokers to an Introducing Broker affiliated with Bridgeton.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	E.	Brokerage Commissions (Continued)

Brokerage commissions charged to each Class or Series of class were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Class A	$152,248	$183,481	$312,707	$374,191
Class B – Series 1	11,342	16,412	23,459	37,595
Class B – Series 2	3,718	10,437	8,604	58,453
Class B – Series 3	553	602	1,119	1,194
Total	$167,861	$210,932	$345,889	$471,433

As of June 30, 2012 and December 31, 2011, $24,784 and $9,840, respectively, were due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

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
For the Three and Six Months Ended June 30, 2012 and 2011
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

There were no incentive fees earned by Willowbridge, DPT or PJM for the three and six months ended June 30, 2012 and 2011.  Incentive fees earned by QIM totaled $230,711 for the three and six months ended June 30, 2012 and $0 and $26,850 for the three and six months ended  June 30, 2011, respectively.

	H.	Management Fees

Prior to January 1, 2012, the General Partner was paid an annual management fee equal to 1% of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year.  Such annual fee was paid in advance at the beginning of the respective year and was amortized by the Partnership on a straight-line basis over twelve months.  Effective January 1, 2012, the General Partner charges such management fee each beginning of month at 1/12 of 1% of the Partnership’s net assets as the beginning of the respective month.  For the three and six months ended June 30, 2012, the Partnership recorded management fee expense earned by the General Partner of $42,563 and $87,523 respectively, and $74,636 and $149,272 for the three and six months ended June 30, 2011, respectively.

In addition to the management fee paid to the General Partner, the Partnership pays Willowbridge a quarterly trading advisor management fee of 0.25% (1% per year) of the net asset value of the Partnership’s trading assets allocated to Willowbridge.  These fees amounted to $17,552 and $33,756 for the three and six months ended June 30, 2012, respectively, and $34,557 and $76,298 for the three and six months ended June 30, 2011, respectively.  As of June 30, 2012 and December 31, 2011, $17,552 and $16,659, respectively, were due to Willowbridge.  The Partnership pays PJM a monthly trading advisor management fee of 0.166% (2% per year) of the Partnership’s trading assets allocated to PJM.  These fees amounted to $18,999 and $40,837 for the three and six months ended June 30, 2012, respectively.  As of June 30, 2012 and December 31, 2011, $12,833 and $6,687, respectively, were due to PJM.  The Partnership pays DPT a monthly trading advisor management fee of 0.083% (1% per year) of the Partnership’s trading assets allocated to DPT.  These fees amounted to $3,548 and $8,330 for the three and six months ended June 30, 2012, respectively.  As of June 30, 2012 and December 31, 2011, $2,317 and $1,617, respectively, were due to DPT.  QIM is not paid a trading advisor management fee.

	I.	Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	I.	Income Taxes (Continued)

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current period.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three and six months ended June 30, 2012 and 2011.

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

The General Partner charges a 1% initial administrative fee on all limited partner unit subscriptions.  The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion.  Subscription proceeds to the Partnership are recorded net of these charges.  For the three and six months ended June 30, 2012 and 2011 the General Partner received no initial administration fees.

	K.	Redemptions

Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month with at least ten days written notice to the General Partner.

	L.	Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Condensed Statements of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains/(losses) resulting from the translation to U.S. dollars totaled $2,438 and $2,282 for the three and six months ended June 30, 2012, respectively, and $284 and $(1,791) for the three and six months ended June 30, 2011, respectively, and are reported as a component of “Net realized gains on closed contracts” in the Condensed Statements of Income (Loss).

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
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)
_______________

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
For the Three and Six Months Ended June 30, 2012 and 2011
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.  The Partnership recognizes transfers, if any, between fair value hierarchy levels at the beginning of the reporting period. There were no transfers into or out of Levels 1 and 2 during the six months ended June 30, 2012 and the year ended December 31, 2011.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels.  Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the Condensed Statements of Financial Condition:

	As of June 30, 2012
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$336,082	$336,082	N/A	N/A
Money market mutual funds	13,407,805	13,407,805	N/A	N/A
Total investment assets	$13,743,887	$13,743,887
Liabilities
Futures contracts	$(300,530)	$(300,530)	N/A	N/A
Total investment liabilities	$(300,530)	$(300,530)

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$373,131	$373,131	N/A	N/A
Money market mutual funds	13,398,342	13,398,342	N/A	N/A
Total investment assets	$13,771,473	$13,771,473
Liabilities
Futures contracts	$(195,027)	$(195,027)	N/A	N/A
Total investment liabilities	$(195,027)	$(195,027)

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2012 and 2011
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

Under provisions of ASC Topic 815, Derivatives and Hedging, entities are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial condition. Investments in futures contracts are reported in the Condensed Statements of Financial Condition as either “Net unrealized gains on open contracts” or “Net unrealized (losses) on open contracts.”

The fair value of the Partnership's derivative contracts is presented below on a gross basis as an asset if in a gain position and a liability if in a loss position.

	As of June 30, 2012
Futures contracts	Assets	Liabilities	Net
Commodities	$74,927	$(39,753)	$35,174
Currencies	1,612	(36,729)	(35,117)
Energy	9,213	(51,244)	(42,031)
Financials	58,383	(52,550)	5,833
Metals	41,005	(84,224)	(43,219)
Stock indices	150,942	(36,030)	114,912
Total derivative contracts	$336,082	$(300,530)	$35,552

	As of December 31, 2011
Futures contracts	Assets	Liabilities	Net
Commodities	$30,623	$(37,280)	$(6,657)
Currencies	55,162	(19,935)	35,227
Energy	46,240	(22,327)	23,913
Financials	82,971	(79,547)	3,424
Metals	154,912	(17,043)	137,869
Stock indices	3,223	(18,895)	(15,672)
Total derivative contracts	$373,131	$(195,027)	$178,104

Realized gains and losses, as well as any change in net unrealized gains or losses on open contracts from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Condensed Statements of Income (Loss).

The Partnership’s trading results and information related to the volume of the Partnership’s derivative activity by market sector were as follows:

	For the three months ended June 30, 2012
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$105,810	$(222,597)	$(116,787)	1,536
Currencies	44,562	(67,563)	(23,001)	1,530
Energy	414,410	(63,608)	350,802	634
Financials	899,324	13,366	912,690	2,776
Metals	(29,252)	16,539	(12,713)	372
Stock indices	246,658	86,403	333,061	2,122
Total gain (loss) from derivatives trading	$1,681,512	$(237,460)	$1,444,052	8,970

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)
_______________

5.              DERIVATIVE INSTRUMENTS (CONTINUED)

	For the six months ended June 30, 2012
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$(331,902)	$41,831	$(290,071)	3,734
Currencies	(44,495)	(70,344)	(114,839)	3,022
Energy	746,633	(65,944)	680,689	1,204
Financials	29,501	2,409	31,910	7,504
Metals	16,328	(181,088)	(164,760)	724
Stock indices	348,689	130,584	479,273	3,182
Total gain (loss) from derivatives trading	$764,754	$(142,552)	$622,202	19,370

	For the three months ended June 30, 2011
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$(36,029)	$93,371	$57,342	870
Currencies	45,291	(197,858)	(152,567)	1,234
Energy	35,870	(315,077)	(279,207)	642
Financials	221,757	(88,374)	133,383	2,198
Metals	268,640	(476,173)	(207,533)	356
Stock indices	(146,608)	(76,979)	(223,587)	1,422
Total gain (loss) from derivatives trading	$388,921	$(1,061,090)	$(672,169)	6,722

	For the six months ended June 30, 2011
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$235,826	$(309,651)	$(73,825)	1,962
Currencies	(143,313)	(267,384)	(410,697)	3,006
Energy	314,669	(213,576)	101,093	1,664
Financials	144,162	(125,632)	18,530	6,122
Metals	489,039	(416,687)	72,352	802
Stock indices	(32,443)	(9,672)	(42,115)	2,786
Total gain (loss) from derivatives trading	$1,007,940	$(1,342,602)	$(334,662)	16,342

The number of contracts closed for futures contracts represents the number of contract half-turns during the three and six months ended June 30, 2012 and June 30, 2011.

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
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)
_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

	B.	Fair Value

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Condensed Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Condensed Statements of Income (Loss).  Open contracts generally mature within 90 days; as of June 30, 2012 and December 31, 2011, the latest maturity dates for open contracts are September 2013 and March 2013, respectively.

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
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)
_______________

6.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three and six months ended June 30, 2012 and 2011.  The information has been derived from information presented in the financial statements.

	Three Months Ended June 30, 2012
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$6,931.01	$913.50	$714.54	$914.66
Profit from operations
Net investment (loss)	(225.58)	(27.38)	(26.17)	(32.07)
Net trading profit	597.39	78.76	60.81	78.78
Net profit	371.81	51.38	34.64	46.71
Net Asset Value, end of the period	$7,302.82	$964.88	$749.18	$961.37
Total Return (1) (4)	5.36%	5.62%	4.85%	5.11%
Total Return excluding incentive fees (2)(4)	6.73%	6.97%	6.13%	6.46%

Supplemental Data
Ratios to average net asset value
Expenses excluding incentive fees (3)(5)	7.39%	6.34%	9.61%	8.30%
Incentive fees(4)	1.37%	1.35%	1.28%	1.35%

Total expenses	8.76%	7.69%	10.89%	9.65%
Net investment (loss) (3)(5)	(7.28)%	(6.22)%	(9.49)%	(8.18)%

	Six Months Ended June 30, 2012
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,396.24	$972.34	$766.42	$978.55
(Loss) from operations
Net investment (loss)	(357.10)	(42.47)	(42.65)	(52.05)
Net trading profit	263.68	35.01	25.41	34.87
Net (loss)	(93.42)	(7.46)	(17.24)	(17.18)
Net Asset Value, end of the period	$7,302.82	$964.88	$749.18	$961.37
Total Return (1) (4)	(1.26)%	(0.77)%	(2.25)%	(1.76)%
Total Return excluding incentive fees (2)(4)	0.07%	0.55%	(1.14)%	(0.42)%

Supplemental Data
Ratios to average net asset value
Expenses excluding incentive fees (3)(5)	7.44%	6.45%	9.69%	8.36%
Incentive fees(4)	1.33%	1.32%	1.11%	1.34%

Total expenses	8.77%	7.77%	10.80%	9.70%
Net investment (loss) (3)(5)	(7.33)%	(6.35)%	(9.58)%	(8.26)%

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)
_______________

6.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months Ended June 30, 2011
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,632.31	$995.84	$802.89	$1,017.43
Profit (loss) from operations
Net investment (loss)	(139.49)	(15.70)	(18.69)	(21.20)
Net trading (loss)	(254.59)	(33.31)	(26.64)	(33.79)
Net (loss)	(394.08)	(49.01)	(45.33)	(54.99)
Net Asset Value, end of the period	$7,238.23	$946.83	$757.56	$962.44
Total Return (1) (4)	(5.16)%	(4.92)%	(5.65)%	(5.40)%
Supplemental Data
Ratios to average net asset value
Expenses(3)	7.38%	6.90%	9.58%	8.37%
Net investment (loss) (3)	(7.35)%	(6.88)%	(9.56)%	(8.35)%

	Six Months Ended June 30, 2011
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,627.64	$992.75	$806.43	$1,019.35
Profit (loss) from operations
Net investment (loss)	(283.14)	(32.06)	(38.38)	(42.87)
Net trading (loss)	(106.27)	(13.86)	(10.49)	(14.04)
Net (loss)	(389.41)	(45.92)	(48.87)	(56.91)
Net Asset Value, end of the period	$7,238.23	$946.83	$757.56	$962.44
Total Return (1) (4)	(5.11)%	(4.63)%	(6.06)%	(5.58)%
Total Return excluding incentive fees (2) (4)	(5.00)%	(4.49)%	(5.86)%	(5.48)%

Supplemental Data
Ratios to average net asset value
Expenses excluding incentive fees (3)(5)	7.35%	6.69%	10.29%	8.32%
Incentive fees(4)	0.11%	0.14%	0.20%	0.10%

Total expenses	7.46%	6.83%	10.49%	8.42%
Net investment (loss) (3) (5)	(7.29)%	(6.62)%	(10.20)%	(8.26)%

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

Results of Operations

Comparison of the Three Months Ended June 30, 2012 and 2011

For the quarter ended June 30, 2012 the Partnership had total gains comprised of net trading gains representing $1,681,512 in realized gains on closed contracts, and $(237,460) in change in net unrealized gains (losses) on open contracts, and $4,925 in interest income. For the same quarter in 2011 the Partnership had total (losses) comprised of net trading gains representing $388,921 in realized gains on closed contracts, and $(1,061,090) in change in net unrealized gains (losses) on open contracts, and $1,396 in interest income.

In April 2012, the Partnership had a loss.  The Partnership had losses in Japanese yen, heating oil and Canadian dollar; the Partnership had gains in Euro bund, 10-Year notes and emini S&P Index futures. The Partnership recorded a net loss of $(54,361). In May 2012, trading was profitable as the Partnership generated gains in its Euro currency, US 30-year bonds, crude oil and heating oil positions; the Partnership had some offsetting losses in soybeans, wheat and soybean meal.  The Partnership recorded a net gain of $1,547,612.  In June 2012, trading was unprofitable.  The Partnership had losses in Euro currency, gold and Euro bund; the Partnership had some offsetting gains in emini S&P Index, crude oil and soybean meal. The Partnership recorded a net loss of $(585,376).

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

For the quarter ended June 30, 2012, the Partnership had expenses comprised of $167,861 in brokerage commissions (including clearing and exchange fees), $230,711 in incentive fees, $82,662 in management fees, $31,421 in professional fees and $28,447 in accounting, administrative and other expenses. For the same quarter in 2011, the Partnership had expenses comprised of $210,932 in brokerage commissions (including clearing and exchange fees), $109,193 in management fees, $14,068 in professional fees, and $52,384 in accounting, administrative fees and other expenses.  Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the activity discussed above, the Partnership recorded a net gain of $907,875 for the quarter ended June 30, 2012 compared to a net loss of $(1,057,350) for the same quarter in 2011.

At June 30, 2012, the net asset value of the Partnership was $16,818,217, compared to its net asset value of $18,380,199 at December 31, 2011.

During the quarter ended June 30, 2012, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material.

Comparison of the Six Months Ended June 30, 2012 and 2011

For the six months ended June 30, 2012, the Partnership had total losses comprised of net trading gains representing $764,754 in realized gains on closed contracts, and $(142,552) in change in net unrealized gains (losses) on open contracts, and $9,278 in interest income. For the same period in 2011, the Partnership had total losses comprised of net trading losses representing $1,007,940 in realized gains on closed contracts, and $(1,342,602) in change in net unrealized gains (losses) on open contracts, and $6,893 in interest income.

In January 2012, the Partnership had a loss.  The Partnership had losses in US interest rates, the Euro currency, and crude oil; the Partnership had gains in RBOB gasoline, natural gas and copper. The Partnership recorded a net loss of $(413,410). In February 2012, trading was unprofitable as the Partnership generated losses in its US interest rate and orange juice positions; the Partnership had some offsetting gains in Japanese yen, energy and soybeans.  The Partnership recorded a net loss of $(49,164). In March 2012, trading was unprofitable.  The Partnership had losses in European debt instruments, the Canadian dollar and wheat; the Partnership had some offsetting gains in Japanese yen, soybeans and coffee.  The Partnership recorded a net loss of $(686,245).  In April 2012, the Partnership had a loss.  The Partnership had losses in Japanese yen, heating oil and Canadian dollar; the Partnership had gains in Euro bund, 10-Year notes and emini S&P Index futures. The Partnership recorded a net loss of $(54,361). In May 2012, trading was profitable as the Partnership generated gains in its Euro currency, US 30-year bonds, crude oil and heating oil positions; the Partnership had some offsetting losses in soybeans, wheat and soybean meal.  The Partnership recorded a net gain of $1,547,612.  In June 2012, trading was unprofitable.  The Partnership had losses in Euro currency, gold and Euro bund; the Partnership had some offsetting gains in emini S&P Index, crude oil and soybean meal.  The Partnership recorded a net loss of $(585,376).

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

For the six months ended June 30, 2012, the Partnership had expenses comprised of $345,889 in brokerage commissions (including clearing and exchange fees), $230,711 in incentive fees, $170,446 in management fees, $47,982 in professional fees, and $77,396 in accounting, administrative fees and other expenses. For the same six month period in 2011, the Partnership had expenses comprised of $471,433 in brokerage commissions (including clearing and exchange fees), $26,850 in incentive fees, $225,570 in management fees, $58,010 in professional fees, and $97,088 in accounting, administrative fees and other expenses. Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net loss of $(240,944) for the six months ended June 30, 2012, as compared to a net loss of $(1,206,720) for the same period in 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of June 30, 2012 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principals of the General Partner) to allow timely decisions regarding required disclosure. During the second quarter of 2012, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The General Partner is not aware of any pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of June 30, 2012, 3,982.3525 Partnership Units were held by 301 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2012 through June 30, 2012, a total of 125.5922 Partnership Units were subscribed for the aggregate subscription amount of $351,984. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2012	$128,581
February 2012	$22,375
March 2012	$32,317
April 2012	$62,229
May 2012	$100,163
June 2012	$6,319

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

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a - 14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Linkbase

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGETON TACTICAL ADVISORS FUND, L P

Date: August 14, 2012	By: Bridgeton Fund Management LLC Its: General Partner

By: /s/ Stephen J. Roseme Stephen J. Roseme, Chief Executive, Principal Executive Officer and Principal Financial Officer