Form 10-Q
period 2012-09-30
BRIDGETON TACTICAL ADVISORS FUND, LP
filed 2012-11-14
CIK 794775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q
______________

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ TO ____

Commission File No. 000-23529

BRIDGETON TACTICAL ADVISORS FUND, LP

Delaware	22-678474

(a Delaware Partnership)	(I.R.S. Employer Identification No.)

4647 Saucon Creek Road, Suite 205
Center Valley, PA 18034
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

YES ☐  NO ☒

BRIDGETON TACTICAL ADVISORS FUND, LP

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	3
	Condensed Statements of Financial Condition	3
	Condensed Schedules of Investments	4 - 5
	Condensed Statements of Income (Loss)	6
	Condensed Statements of Changes in Partners’ Capital (Net Asset Value)	7 - 8
	Notes to Condensed Financial Statements	9 - 20
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21 - 24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF FINANCIAL CONDITION
As of September 30, 2012 (Unaudited) and December 31, 2011
_______________

	September 30,	December 31,
	2012	2011
ASSETS
Equity in futures trading accounts:
Due from brokers (including margin deposits of $1,498,853 for 2012 and $1,115,232 for 2011)	$2,904,227	$3,502,773
Net unrealized gains on open contracts	311,610	178,104
Net unrealized (losses) on open contracts	(128,153)	-
	3,087,684	3,680,877
Cash and cash equivalents	13,446,448	15,096,807
Due from general partner	20,372	9,840
TOTAL ASSETS	$16,554,504	$18,787,524
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES
Prepaid subscriptions	$0	$95,959
Redemptions payable	296,632	134,016
Other accrued expenses	17,448	90,104
Accrued incentive fees	-	62,283
Accrued management fees	29,937	24,963
TOTAL LIABILITIES	344,017	407,325
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners - Class A (1,988.2368 and 2,219.1567 fully redeemable units
at September 30, 2012 and December 31, 2011, respectively)	14,472,517	16,413,423
Limited partners - Class B (1,854.7408 and 2,117.0906 fully redeemable units
at September 30, 2012 and December 31, 2011, respectively)	1,736,064	1,964,839
General partner - Class A (0.2618 fully redeemable units
at September 30, 2012 and December 31, 2011)	1,906	1,937
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	16,210,487	18,380,199
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$16,554,504	$18,787,524

See Notes to Condensed Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of September 30, 2012 (Unaudited)
_______________

LONG FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	61,694	0.380%
Currencies	(26,141)	(0.161)%
Energy	4,921	0.030%
Financials	16,501	0.102%
Metals	354,551	2.187%
Stock indices	(181,751)	(1.121)%
Total long futures contracts	$229,775	1.417%

SHORT FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	4,366	0.027%
Financials	(18,046)	(0.111)%
Metals	(32,988)	(0.203)%
Stock indices	350	0.002%
Total short futures contracts	$(46,318)	(0.285)%

Total futures contracts	$183,457	1.132%

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

See Notes to Condensed Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
NET INVESTMENT (LOSS)
Income:
Interest income	$4,840	$871	$14,118	$7,764

Expenses:
Brokerage commissions	165,560	189,575	511,449	661,008
Incentive fees	-	59,411	230,711	86,261
Management fees	78,373	113,830	248,819	339,400
Professional fees	33,181	28,870	81,163	86,880
Accounting, administrative and other expenses	18,011	44,239	95,407	141,327
Total expenses	295,125	435,925	1,167,549	1,314,876
Net investment (loss)	(290,285)	(435,054)	(1,153,431)	(1,307,112)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of futures:
Net realized gains on closed contracts	93,463	861,994	858,217	1,869,934
Change in net unrealized gains (losses) on open contracts	147,905	697,940	5,353	(644,662)
Net trading profits (losses)	241,368	1,559,934	863,570	1,225,272
NET INCOME (LOSS)	$(48,917)	$1,124,880	$(289,861)	$(81,840)
NET INCOME (LOSS) PER UNIT
(based on weighted average number of units outstanding during the period)
Class A	$(22.59)	$434.77	$(121.29)	$32.47
Class B - Series 1	$(0.73)	$59.51	$(10.74)	$(5.46)
Class B - Series 2	$(4.42)	$41.71	$(37.62)	$(79.66)
Class B - Series 3	$(5.53)	$55.49	$(22.71)	$(1.42)

See Notes to Condensed Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE )
For the Nine Months Ended September 30, 2012
(Unaudited)

	CLASS A					CLASS B LIMITED PARTNERS
	General Partner		Limited Partners		Total	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Class A	Units	Amount	Units	Amount	Units	Amount	Class B	Total
PARTNERS' CAPITAL,
JANUARY 1, 2012	0.2618	$1,937	2,219.1567	$16,413,423	$16,415,360	1,613.6842	$1,569,042	456.3716	$349,771	47.0348	$46,026	$1,964,839	$18,380,199
Subscriptions	-	-	50.5553	361,058	361,058	87.8713	85,000	-	-	-	-	85,000	446,058
Redemptions	-	-	(281.4752)	(2,043,735)	(2,043,735)	(128.0614)	(119,614)	(222.1597)	(162,560)	-	-	(282,174)	(2,325,909)
Net (loss)	-	(31)	-	(258,229)	(258,260)	-	(17,344)	-	(13,189)	-	(1,068)	(31,601)	(289,861)
PARTNERS' CAPITAL,
SEPTEMBER 30, 2012	0.2618	$1,906	1,988.2368	$14,472,517	$14,474,423	1,573.4941	$1,517,084	234.2119	$174,022	47.0348	$44,958	$1,736,064	$16,210,487

	Net Asset Value Per Unit
	Class A		Class B, Series 1	Class B, Series 2	Class B, Series 3
January 1, 2012	$7,396.24	(1)	$972.34	$766.42	$978.55
September 30, 2012	$7,279.07	(2)	$964.15	$743.01	$955.85

(1)	Based on 2,219.4185 Class A shares
(2)	Based on 1,988.4986 Class A shares

See Notes to Condensed Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE ) (CONTINUED)
For the Nine Months Ended September 30, 2011
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

See Notes to Condensed Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2012 and 2011
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

The Partnership, a Delaware limited partnership, was organized on January 24, 1986.  Prior to March 1, 2010, Willowbridge Associates, Inc (“Willowbridge”) served as the Partnership’s sole trading advisor. Effective March 1, 2010, the Partnership added Quantitative Investment Management, LLC (“QIM”) as an additional trading advisor.  Effective August 1, 2011, the Partnership added DPT Capital Management, LLC (“DPT”) and PJM Capital (“PJM”) as trading advisors in addition to Willowbridge and QIM (Willowbridge, QIM, DPT, and PJM, collectively the “Trading Advisors”).  As a result, effective August 1, 2011 the Partnership allocates its trading assets to the Trading Advisors: approximately 34% to 40% Willowbridge, 34% to 37% QIM, 16% to 21% PJM and 8% to 11% DPT. One of the Principals of the Partnership’s General Partner is also a Principal of DPT.

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
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Method of Reporting (Continued)

The Partnership has elected not to provide a statement of cash flows as permitted under ASC Topic 230, Statement of Cash Flows.

B.	Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurements and Disclosures.  At September 30, 2012 and December 31, 2011, the Partnership had investments in money market mutual funds of $13,412,591 and $13,398,342, respectively.  Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

C.	Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers at September 30, 2012 and December 31, 2011 consisted of cash on deposit with the brokers of $2,904,227 and $3,502,773, respectively.  The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

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

The Class A limited partners pay to the General Partner a flat brokerage commission of 4.0% annually of the net asset value of the Class A limited partners’ capital as of the beginning of each month.  Class B limited partners pay to the General Partner a flat brokerage commission equal to the following percentages of each Series’ applicable net asset value:  Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%.  From these amounts, the General Partner paid (1) actual trading commissions incurred by the Partnership of $25,892 and $106,326 for the three and nine months ended September 30, 2012, respectively, and $26,801 and $109,845 for the three and nine months ended September 30, 2011, respectively and (2) 3.0% to properly registered selling agents as their ongoing compensation for servicing Class B limited partners (and to the extent the amount is less than 3%, the brokerage commissions with respect to such Class B limited partnership interests will be reduced accordingly).  Approximately 35% to 45% of the actual trading commissions incurred by the Partnership is remitted by the brokers to an Introducing Broker affiliated with Bridgeton.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Brokerage Commissions (Continued)

Brokerage commissions charged to each Class or Series of class were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Class A	$150,370	$169,783	$463,077	$543,974
Class B – Series 1	11,457	10,224	34,916	47,819
Class B – Series 2	3,166	8,995	11,770	67,448
Class B – Series 3	567	573	1,686	1,767
Total	$165,560	$189,575	$511,449	$661,008

As of September 30, 2012 and December 31, 2011, $18,931 and $9,840, respectively, were due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

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
For the Three and Nine Months Ended September 30, 2012 and 2011
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

There were no incentive fees earned by Willowbridge or DPT for the three and nine months ended September 30, 2012 and 2011. There were no incentive fees earned by PJM for the three and nine months ended September 30, 2012; incentive fees of $59,441 were earned by PJM for the three and nine months ended September 30, 2011.  Incentive fees earned by QIM totaled $0 and $230,711 for the three and nine months ended September 30, 2012 and $0 and $26,850 for the three and nine months ended September 30, 2011, respectively.

As of September 30,2012 and December 31, 2011, $0 and $62,283, respectively, were due to QIM.

H.	Management Fees

Prior to January 1, 2012, the General Partner was paid an annual management fee equal to 1% of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year.  Such annual fee was paid in advance at the beginning of the respective year and was amortized by the Partnership on a straight-line basis over twelve months.  Effective January 1, 2012, the General Partner charges such management fee each beginning of month at 1/12 of 1% of the Partnership’s net assets as the beginning of the respective month.  For the three and nine months ended September 30, 2012, the Partnership recorded management fee expense earned by the General Partner of $42,046 and $129,569 respectively, and $74,636 and $223,908 for the three and nine months ended September 30, 2011, respectively.

In addition to the management fee paid to the General Partner, the Partnership pays Willowbridge a quarterly trading advisor management fee of 0.25% (1% per year) of the net asset value of the Partnership’s trading assets allocated to Willowbridge.  These fees amounted to $18,245 and $52,001 for the three and nine months ended September 30, 2012, respectively, and $21,993 and $98,291 for the three and nine months ended September 30, 2011, respectively.  As of September 30, 2012 and December 31, 2011, $18,245 and $16,659, respectively, were due to Willowbridge.  The Partnership pays PJM a monthly trading advisor management fee of 0.166% (2% per year) of the Partnership’s trading assets allocated to PJM.  These fees amounted to $14,617 and $55,454 for the three and nine months ended September 30, 2012, respectively, and $14,008 for the three and nine months ended September 30, 2011.  As of September 30, 2012 and December 31, 2011, $9,386 and $6,687, respectively, were due to PJM.  The Partnership pays DPT a monthly trading advisor management fee of 0.083% (1% per year) of the Partnership’s trading assets allocated to DPT. These fees amounted to $3,465 and $11,795 for the three and nine months ended September 30, 2012, respectively, and $3,193 for the three and nine months ended September 30, 2011. As of September 30, 2012 and December 31, 2011, $2,306 and $1,617, respectively, were due to DPT.  QIM is not paid a trading advisor management fee.

I.	Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

I.	Income Taxes (Continued)

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current period.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three and nine months ended September 30, 2012 and 2011.

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

The General Partner charges a 1% initial administrative fee on all limited partner unit subscriptions.  The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion.  Subscription proceeds to the Partnership are recorded net of these charges.  For the three and nine months ended September 30, 2012 and 2011 the General Partner received no initial administration fees.

K.	Redemptions

Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month with at least ten days written notice to the General Partner.

L.	Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Condensed Statements of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains/(losses) resulting from the translation to U.S. dollars totaled $(360) and $1,922 for the three and nine months ended September 30, 2012, respectively, and $8,569 and $6,778 for the three and nine months ended September 30, 2011, respectively, and are reported as a component of “Net realized gains on closed contracts” in the Condensed Statements of Income (Loss).

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
For the Three and Nine Months Ended September 30, 2012 and 2011
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
For the Three and Nine Months Ended September 30, 2012 and 2011
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. The Partnership recognizes transfers, if any, between fair value hierarchy levels at the beginning of the reporting period. There were no transfers into or out of Levels 1 and 2 during the nine months ended September 30, 2012 and the year ended December 31, 2011.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels.  Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the Condensed Statements of Financial Condition:

	As of September 30, 2012
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$504,340	$504,340	N/A	N/A
Money market mutual funds	13,412,591	13,412,591	N/A	N/A
Total investment assets	$13,916,931	$13,916,931
Liabilities
Futures contracts	$(320,883)	$(320,883)	N/A	N/A
Total investment liabilities	$(320,883)	$(320,883)

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$373,131	$373,131	N/A	N/A
Money market mutual funds	13,398,342	13,398,342	N/A	N/A
Total investment assets	$13,771,473	$13,771,473
Liabilities
Futures contracts	$(195,027)	$(195,027)	N/A	N/A
Total investment liabilities	$(195,027)	$(195,027)

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2012 and 2011
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

Under provisions of ASC Topic 815, Derivatives and Hedging, entities are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial condition.  Investments in futures contracts are reported in the Condensed Statements of Financial Condition as “Net unrealized gains on open contracts” or “Net unrealized (losses) on open contracts.”

The fair value of the Partnership's derivative contracts is presented below on a gross basis as an asset if in a gain position and a liability if in a loss position.

	As of September 30, 2012
Futures contracts	Assets	Liabilities	Net
Commodities	$100,490	$(34,430)	$66,060
Currencies	9,383	(35,524)	(26,141)
Energy	12,855	(7,934)	4,921
Financials	18,883	(20,428)	(1,545)
Metals	357,047	(35,484)	321,563
Stock indices	5,682	(187,083)	(181,401)
Total derivative contracts	$504,340	$(320,883)	$183,457

	As of December 31, 2011
Futures contracts	Assets	Liabilities	Net
Commodities	$30,623	$(37,280)	$(6,657)
Currencies	55,162	(19,935)	35,227
Energy	46,240	(22,327)	23,913
Financials	82,971	(79,547)	3,424
Metals	154,912	(17,043)	137,869
Stock indices	3,223	(18,895)	(15,672)
Total derivative contracts	$373,131	$(195,027)	$178,104

Realized gains and losses, as well as any change in net unrealized gains or losses on open contracts from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Condensed Statements of Income (Loss).

The Partnership’s trading results and information related to the volume of the Partnership’s derivative activity by market sector were as follows:

	For the three months ended September 30, 2012
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$27,726	$30,886	$58,612	788
Currencies	50,799	8,976	59,775	910
Energy	(120,197)	46,952	(73,245)	516
Financials	(360,241)	(7,378)	(367,619)	2,288
Metals	(117,793)	364,782	246,989	218
Stock indices	613,169	(296,313)	316,856	1,462
Total gain (loss) from derivatives trading	$93,463	$147,905	$241,368	6,182

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)
_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

	For the Nine months ended September 30, 2012
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$(304,176)	$72,717	$(231,459)	4,522
Currencies	6,304	(61,368)	(55,064)	3,932
Energy	626,436	(18,992)	607,444	1,720
Financials	(330,740)	(4,969)	(335,709)	9,792
Metals	(101,465)	183,694	82,229	942
Stock indices	961,858	(165,729)	796,129	4,644
Total gain (loss) from derivatives trading	$858,217	$5,353	$863,570	25,552

	For the three months ended September 30, 2011
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$(260,329)	$45,441	$(214,888)	1,160
Currencies	166,856	181,497	348,353	960
Energy	(299,348)	137,710	(161,638)	450
Financials	787,705	102,683	890,388	1,990
Metals	184,740	288,568	473,308	284
Stock indices	282,370	(57,959)	224,411	1,612
Total gain (loss) from derivatives trading	$861,994	$697,940	$1,559,934	6,456

	For the Nine months ended September 30, 2011
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$(24,503)	$(264,210)	$(288,713)	3,122
Currencies	23,543	(85,887)	(62,344)	3,966
Energy	15,321	(75,866)	(60,545)	2,114
Financials	931,867	(22,949)	908,918	8,112
Metals	673,779	(128,119)	545,660	1,086
Stock indices	249,927	(67,631)	182,296	4,398
Total gain (loss) from derivatives trading	$1,869,934	$(644,662)	$1,225,272	22,798

The number of contracts closed for futures contracts represents the number of contract half-turns during the three and nine months ended September 30, 2012 and September 30, 2011.

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
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)
_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

B.	Fair Value

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Condensed Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Condensed Statements of Income (Loss).  Open contracts generally mature within 90 days; as of September 30, 2012 and December 31, 2011, the latest maturity dates for open contracts are December 2013 and March 2013, respectively.

C.	Credit Risk

Futures are contracts for delayed delivery of financial interests in which the seller agrees to make delivery at a specified future date of a specified financial instrument at a specified price or yield.  Risk arises from changes in the fair value of the underlying instruments.  Credit risk due to counterparty nonperformance associated with these instruments is reflected in the cash on deposit with the broker and the fair value of assets accounted for at fair value presented above.  The Partnership’s counterparties are major brokerage firms and banks located in the United States, or their foreign affiliates. Credit risk due to counterparty nonperformance associated with futures contracts is reflected in the cash on deposit with brokers and the unrealized gains on open contracts held by such counterparties, if any, included in Note 5.

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
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)
_______________

6.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three and nine months ended September 30, 2012 and 2011.  The information has been derived from information presented in the financial statements.

	Three Months Ended September 30, 2012
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,302.82	$964.88	$749.18	$961.37
(Loss) from operations
Net investment (loss)	(127.83)	(14.48)	(16.84)	(19.23)
Net trading profit	104.08	13.75	10.67	13.71
Net (loss)	(23.75)	(0.73)	(6.17)	(5.52)
Net Asset Value, end of the period	$7,279.07	$964.15	$743.01	$955.85
Total Return (1) (4)	(0.33)%	(0.08)%	(0.82)%	(0.57)%

Supplemental Data
Ratios to average net asset value
Expenses(3)	7.16%	6.09%	9.50%	8.10%
Net investment (loss) (3)	(7.04)%	(5.98)%	(9.38)%	(7.99)%

	Nine Months Ended September 30, 2012
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,396.24	$972.34	$766.42	$978.55
(Loss) from operations
Net investment (loss)	(486.86)	(57.13)	(60.38)	(71.28)
Net trading profit	369.69	48.94	36.97	48.58
Net (loss)	(117.17)	(8.19)	(23.41)	(22.70)
Net Asset Value, end of the period	$7,279.07	$964.15	$743.01	$955.85
Total Return (1) (4)	(1.58)%	(0.84)%	(3.05)%	(2.32)%
Total Return excluding incentive fees (2) (4)	(0.23)%	0.49%	(1.82)%	(0.99)%

Supplemental Data
Ratios to average net asset value
Expenses excluding incentive fees (3)(5)	7.34%	6.33%	9.64%	8.28%
Incentive fees(4)	1.35%	1.33%	1.23%	1.33%

Total expenses	8.69%	7.66%	10.87%	9.61%
Net investment (loss) (3)(5)	(7.23)%	(6.22)%	(9.53)%	(8.17)%

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)
_______________

6.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months Ended September 30, 2011
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,238.23	$946.83	$757.56	$962.44
Profit (loss) from operations
Net investment (loss)	(168.33)	(19.68)	(21.44)	(24.84)
Net trading profit	604.41	79.19	63.15	80.33
Net profit	436.08	59.51	41.71	55.49
Net Asset Value, end of the period	$7,674.31	$1,006.34	$799.27	$1,017.93
Total Return (1) (4)	6.02%	6.29%	5.51%	5.76%
Total Return excluding incentive fees (2) (4)	6.33%	6.60%	5.83%	6.07%

Supplemental Data
Ratios to average net asset value
Expenses excluding incentive fees (3)(5)	7.90%	6.88%	10.13%	8.86%
Incentive fees(4)	0.31%	0.31%	0.32%	0.31%

Total expenses	8.21%	7.19%	10.45%	9.17%
Net investment (loss) (3)(5)	(7.88)%	(6.86)%	(10.11)%	(8.84)%

	Nine Months Ended September 30, 2011
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,627.64	$992.75	$806.43	$1,019.35
Profit (loss) from operations
Net investment (loss)	(450.37)	(50.49)	(58.52)	(67.70)
Net trading profit	497.04	64.08	51.36	66.28
Net profit (loss)	46.67	13.59	(7.16)	(1.42)
Net Asset Value, end of the period	$7,674.31	$1,006.34	$799.27	$1,017.93
Total Return (1) (4)	0.61%	1.37%	(0.89)%	(0.14)%
Total Return excluding incentive fees (2) (4)	1.01%	1.73%	(0.51)%	0.27%

Supplemental Data
Ratios to average net asset value
Expenses excluding incentive fees (3)(5)	7.50%	6.61%	9.98%	8.47%
Incentive fees(4)	0.40%	0.36%	0.38%	0.41%

Total expenses	7.90%	6.97%	10.36%	8.88%
Net investment (loss) (3) (5)	(7.45)%	(6.56)%	(9.91)%	(8.42)%

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

Since the Partnership’s inception in April 1991 through March 1, 2010, the General Partner allocated the Partnership’s capital entirely to Willowbridge’s Primary Program. On March 1, 2010, the General Partner made an allocation of $20 million (approximately 35% of the net assets of the Partnership as of March 1, 2010) to QIM’s Global Program. Effective August 1, 2011, the Partnership added DPT Capital Management, LLC (“DPT”) and PJM Capital (“PJM”) as trading advisors in addition to Willowbridge and QIM (Willowbridge, QIM, DPT, and PJM, collectively the “Trading Advisors”).  As a result, effective August 1, 2011 the Partnership allocated its trading assets to the Trading Advisors: approximately 34% to 40% Willowbridge, 34% to 37% QIM, 16% to 21% PJM and 8% to 11% DPT. The General Partner believes that the combination of several investment strategies and global market exposure reduces the Partnership’s dependence on the success of any single strategy while positioning the Partnership to participate in economic trends in different markets. Nonetheless, in many cases the markets traded by the individual trading strategies overlap and the positions held by the Partnership at any particular point in time may result in different concentrations in any group of markets, which may reduce the diversification of the Partnership’s investments.  These firms offer what we believe to be unique approaches that complement each other.  Willowbridge’s Primary Program utilizes trading strategies that focus on capturing directional price movements over medium to longer term time horizons. QIM’s Global Program utilizes multiple trading strategies over various time horizons, particularly shorter timeframes.  PJM Capital began its research and proprietary test trading in 2003, culminating in new models built around volatility mean reversion and nonlinear position sizing consistent with markets as representations of Complex Adaptive Systems. DPT Capital Management’s investment approach is quantitative and highly systematic and is based on founder Prof. John M. Mulvey’s innovative risk management and portfolio allocation technology known as Dynamic Portfolio Tactics™.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

For the quarter ended September 30, 2012 the Partnership had total net trading profits comprised of $93,463 in realized gains on closed contracts, and $147,905 in change in net unrealized gains (losses) on open contracts, and $4,840 in interest income. For the same quarter in 2011, the Partnership had total net trading profits comprised of $861,994 in realized gains on closed contracts, and $697,940 in change in net unrealized gains (losses) on open contracts, and $871 interest income.

In July 2012, the Partnership had a gain.  The Partnership had gains in the soy sector, corn and its euro currency position; the Partnership had losses in Euro bund, Brent crude oil and emini S&P Index. The Partnership recorded a net gain of $133,478. In August 2012, the Partnership had a loss.  The Partnership generated losses in its Euro bund, natural gas and Australian dollar positions; the Partnership had some offsetting gains in RBOB gasoline, silver and emini S&P Index.  The Partnership recorded a net loss of $(9,275).  In September 2012, trading was unprofitable.  The Partnership had losses in US T-Bonds, soybeans and soybean meal; the Partnership had some offsetting gains in silver, emini S&P Index and gold. The Partnership recorded a net loss of $(173,120).

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

For the quarter ended September 30, 2012, the Partnership had expenses comprised of $165,560 in brokerage commissions (including clearing and exchange fees), $0 in incentive fees, $78,373 in management fees, $33,181 in professional fees and $18,011 in accounting, administrative and other expenses. For the same quarter in 2011, the Partnership had expenses comprised of $189,575 in brokerage commissions (including clearing and exchange fees), $59,411 in incentive fees, $113,830 in management fees, $28,870 in professional fees, and $44,239 in accounting, administrative fees and other expenses.  Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the activity discussed above, the Partnership recorded a net loss of $(48,917) for the quarter ended September 30, 2012 compared to a net gain of $1,124,880 for the same quarter in 2011.

At September 30, 2012, the net asset value of the Partnership was $16,210,487, compared to its net asset value of $18,380,199 at December 31, 2011.

During the quarter ended September 30, 2012, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material.

Comparison of the Nine Months Ended September 30, 2012 and 2011

For the nine months ended September 30, 2012, the Partnership had total net trading profits comprised of $858,217 in realized gains on closed contracts, and $5,353 in change in net unrealized gains (losses) on open contracts, and $14,118 in interest income. For the same period in 2011, the Partnership had total net trading profits representing $1,869,934 in realized gains on closed positions, and $(644,662) in change in net unrealized gains (losses) on open positions, and $7,764 in interest income.

In January 2012, the Partnership had a loss.  The Partnership had losses in US interest rates, the Euro currency, and crude oil; the Partnership had gains in RBOB gasoline, natural gas and copper. The Partnership recorded a net loss of $(413,410). In February 2012, trading was unprofitable as the Partnership generated losses in its US interest rate and orange juice positions; the Partnership had some offsetting gains in Japanese yen, energy and soybeans.  The Partnership recorded a net loss of $(49,164). In March 2012, trading was unprofitable.  The Partnership had losses in European debt instruments, the Canadian dollar and wheat; the Partnership had some offsetting gains in Japanese yen, soybeans and coffee.  The Partnership recorded a net loss of $(686,245).  In April 2012, the Partnership had a loss.  The Partnership had losses in Japanese yen, heating oil and Canadian dollar; the Partnership had gains in Euro bund, 10-Year notes and emini S&P Index futures. The Partnership recorded a net loss of $(54,361). In May 2012, trading was profitable as the Partnership generated gains in its Euro currency, US 30-year bonds, crude oil and heating oil positions; the Partnership had some offsetting losses in soybeans, wheat and soybean meal.  The Partnership recorded a net gain of $1,547,612.  In June 2012, trading was unprofitable.  The Partnership had losses in Euro currency, gold and Euro bund; the Partnership had some offsetting gains in emini S&P Index, crude oil and soybean meal.  The Partnership recorded a net loss of $(585,376). In July 2012, the Partnership had a gain.  The Partnership had gains in the soy sector, corn and its euro currency position; the Partnership had losses in Euro bund, Brent crude oil and emini S&P Index. The Partnership recorded a net gain of $133,478. In August 2012, the Partnership had a loss.  The Partnership generated losses in its Euro bund, natural gas and Australian dollar positions; the Partnership had some offsetting gains in RBOB gasoline, silver and emini S&P Index.  The Partnership recorded a net loss of $(9,275).  In September 2012, trading was unprofitable.  The Partnership had losses in US T-Bonds, soybeans and soybean meal; the Partnership had some offsetting gains in silver, emini S&P Index and gold. The Partnership recorded a net loss of $(173,120).

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

For the nine months ended September 30, 2012, the Partnership had expenses comprised of $511,449 in brokerage commissions (including clearing and exchange fees), $230,711 in incentive fees, $248,819 in management fees, $81,163 in professional fees, and $95,407 in accounting, administrative fees and other expenses. For the same nine month period in 2011, the Partnership had expenses comprised of $661,008 in brokerage commissions (including clearing and exchange fees), $86,261 in incentive fees, $339,400 in management fees, $86,880 in professional fees, and $141,327 in accounting, administrative fees and other expenses. Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net loss of $(289,861) for the nine months ended September 30, 2012, as compared to a net loss of $(81,840) for the same period in 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of September 30, 2012 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principals of the General Partner) to allow timely decisions regarding required disclosure. During the third quarter of 2012, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The General Partner is not aware of any pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of September 30, 2012, 3,843.2394 Partnership Units were held by 291 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2012 through September 30, 2012, a total of 138.4266 Partnership Units were subscribed for the aggregate subscription amount of $446,058. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2012	$128,581
February 2012	$22,375
March 2012	$32,317
April 2012	$62,229
May 2012	$100,163
June 2012	$6,319
July 2012	$49,409
August 2012	$42,435
September 2012	$2,230

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

BRIDGETON TACTICAL ADVISORS FUND, L P

Date: November 14, 2012	By: Bridgeton Fund Management LLC Its: General Partner

By: /s/ Stephen J. Roseme Stephen J. Roseme, Chief Executive, Principal Executive Officer and Principal Financial Officer