Form 10-K
period 2012-12-31
BRIDGETON TACTICAL ADVISORS FUND, LP
filed 2013-03-28
CIK 794775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☐ No ☒

The Partnership’s limited partnership interests are not traded on any market and, accordingly, do not have an aggregate market value.  As of January 31, 2013 the net asset value of the limited partnership interests of the registrant held by non-affiliates of the registrant was approximately $14,700,000.

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
ITEM 9B. Other Information
PART III
ITEM 10. Directors and Executive Officers and Corporate Governance
ITEM 11. Executive Compensation
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13. Certain Relationships and Related Transactions, and Director Independence ITEM 14. Principal Accounting Fees and Services
PART IV
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

From the Partnership’s start until February 1, 2011, Ruvane Fund Management Corporation, a Delaware corporation (“Ruvane” or the “General Partner” for periods prior to March 1, 2011), was the sole general partner of the Partnership.  From that date until March 1, 2011, Bridgeton Fund Management, LLC (“Bridgeton” or the “General Partner” for periods on or after March 1, 2011) was a co-general partner of the Partnership with Ruvane.  Effective March 1, 2011, Bridgeton is the sole general partner of the Partnership.  The Partnership’s current address is 4647 Saucon Creek Road, Suite 205, Center Valley, PA 18034, and the telephone number for the Partnership and General Partner is (610) 366-3922, the facsimile number is (610) 366-3990, and their e-mail address is info@bridgetonfunds.com and the General Partner’s website is www.bridgetonfunds.com.

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

Since the Partnership’s inception in April 1991 through March 1, 2010, the General Partner allocated the Partnership’s capital entirely to Willowbridge’s Primary Program. On March 1, 2010, the General Partner made an allocation of $20 million (approximately 35% of the net assets of the Partnership as of March 1, 2010) to QIM’s Global Program. Effective August 1, 2011, the Partnership added DPT and PJM as trading advisors in addition to Willowbridge and QIM. As a result, effective August 1, 2011, the Partnership allocates its trading assets to the Trading Advisors: approximately 34% to 43% Willowbridge, 34% to 35% QIM, 21% to 15% PJM and 11% to 7% DPT.  The General Partner believes that the combination of several investment strategies and global market exposure reduces the Partnership’s dependence on the success of any single strategy while positioning the Partnership to participate in economic trends in different markets. Nonetheless, in many cases the markets traded by the individual trading strategies overlap and the positions held by the Partnership at any particular point in time may result in different concentrations in any group of markets, which may reduce the diversification of the Partnership’s investments.  These firms offer what we believe to be unique approaches that complement each other.  Willowbridge’s Primary Program utilizes trading strategies that focus on capturing directional price movements over medium to longer term time horizons. QIM’s Global Program utilizes multiple trading strategies over various time horizons, particularly shorter timeframes.  PJM Capital began its research and proprietary test trading in 2003, culminating in new models built around volatility mean reversion and nonlinear position sizing consistent with markets as representations of Complex Adaptive Systems. DPT Capital Management’s investment approach is quantitative and highly systematic and is based on founder Prof. John M. Mulvey’s innovative risk management and portfolio allocation technology known as Dynamic Portfolio Tactics™.  The General Partner seeks to limit market and credit risks by monitoring daily income and margin levels. The General Partner also relies upon the risk management strategies inherent in the Advisors’ trading programs. In the future, the General Partner may utilize additional strategies or appoint additional advisors to trade on behalf of the Partnership.

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

The Advisors

Willowbridge

    Willowbridge is a global trading advisor, managing approximately $902 million in aggregate nominal account size (U.S. $687 million of actual funds) as of January 31, 2013 in futures, forward, spot and option contracts and related instruments for international banks, brokerage firms, pension funds, institutions and high net worth individuals. Willowbridge was organized as a Delaware corporation in January 1988 and trades on a 24-hour basis in over 70 markets worldwide. The primary activity of Willowbridge is to buy, sell (including short sales), make a spread or otherwise trade in Commodity Interests. Willowbridge may, to a limited extent, also trade in other instruments. The trading principals of Willowbridge are Philip L. Yang, Michael Y. Gan, and James A. Datri. See “Directors and Executive Officers.”

QIM

    QIM is a Virginia limited liability corporation formed on May 27, 2003.  The trading principals of QIM are Jaffray Woodriff, Michael Geismar and Greyson Williams. QIM uses a proprietary predictive framework to trade its Global Program, a short-term managed futures strategy that trades 54 contracts in 6 sectors worldwide.  Total nominal assets in the Global Program as of January 31, 2013 were approximately $3.61 billion, including about $1.05 billion in the Quantitative Global Funds (about $404 million actual equity), about $406 million proprietary and $2.15 billion in client managed accounts.

PJM

PJM is a limited liability company formed under the laws of Virginia.  The trading principal of PJM is Peter F. Matthews, PhD.  The PJM’s trading strategy is a dynamic adaptive portfolio asset allocation system that seeks to maximize exposure to smooth, low volatility price paths (whether up or down) while minimizing exposure to volatile markets. The models use sophisticated proprietary volatility measures to determine the allocation to the markets traded.  Assets under management as of January 31, 2013 were approximately $103 million.

DPT

DPT Capital Management, LLC is a Delaware limited liability company.  DPT develops and implements quantitative investment strategies based on Professor John M. Mulvey’s innovative risk management and investment technology.  The Trading Principals of DPT are John M. Mulvey, Robert L. Lerner, Woo Chang Kim and Stephen Roseme.  Mr. Lerner serves as the Managing Director of DPT and Mr. Roseme serves as principal of DPT. While both also serve as principal and owner of Bridgeton Fund Management, LLC, the General Partner.  Assets under management as of December 31, 2012 were approximately $57.4 million.

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

Description of Trading Systems in the Primary Investment Program

The trading systems used by Willowbridge are proprietary and confidential.  The descriptions herein are of necessity, general and not intended to be exhaustive

Vulcan Trading System

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

The clearing brokers must comply with the settlement procedures established by the clearinghouse of each exchange where the clearing broker is a clearing member. The rules of exchange vary, but at a minimum the exchange guarantees performance on every contract to each of its clearing members. Thus, once a trade between two clearing members is matched by the exchange, the rights and obligations under the futures or options contract do not run between the original buyer and seller, but between the clearing member and the seller of the contract, and between the clearing member and the buyer. The clearinghouse sets a settlement price for settling all accounts between clearing members for each contract month. Unliquidated positions on outstanding contracts are marked to market at least once a day via midday and/or morning calls to determine any additional margin requirements. In general, a clearinghouse is backed by the membership and will act in the event of non-performance by one of its members or one of the member’s customers, the intent of which is to significantly reduce credit risk. If a clearing broker is not a member of an exchange clearinghouse, it will comply with the settlement procedures established with the actual carrying brokers and will operate through them. Settlement of calls on such contracts may take an extra day on U.S. exchanges or two extra days on non-U.S. exchanges. Additional margin requirements are wire-transferred by the clearing brokers to the appropriate clearinghouse. During the years ended December 31, 2012 and 2011, the Partnership had no material credit risk exposure to a counterparty that is a foreign commodities exchange.

Fees and Expenses

The General Partner

Prior to January 1, 2012, upon admission to the Partnership, each new subscriber for interests in the Partnership will pay 1% of his subscription amount to the General Partner as an administrative charge. Existing Limited Partners who subscribe for additional interests in the Partnership will pay to the General Partner 1% of the amount of the additional subscription as an administrative charge. The General Partner waives this charge for limited partners who are affiliates of the General Partner. The Partnership also pays the General Partner a yearly management fee in an amount equal to 1% of the net asset value of the Partnership as of the first business day of each year before deducting (i) accrued ordinary legal, accounting and auditing fees and (ii) any incentive fees payable to the Advisor. Effective January 1, 2012, the 1% administrative charge is no longer assessed.  Also effective January 1, 2012, the General Partner's management fee is charged each beginning of month at 1/12 of 1% of the Partnership's net assets as of the respective month. In addition, Class A Interests pay to the General Partner a flat-rate monthly brokerage commission of approximately 0.29% of the net asset value of Class A Interests as of the beginning of each month (a 3.5% annual rate) for the period, January 1, 2002 to July 31, 2002. Beginning August 1, 2002, Class A Interests pay to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of Class A Interests as of the beginning of each month (a 4.0% annual rate). Class B Interests pay to the General Partner commissions of up to 6.0% annually of the net asset value of the Class B partners’ capital equal to the following percentages: Series 1-3%, Series 2-6% and Series 3-5%. The General Partner will pay up to 3.0 percent from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3%, the brokerage fee with respect to such Class B limited partnership interests will be reduced accordingly. The General Partner will pay from this amount all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership’s trading, but other execution costs, including give-up charges (charges paid to a party for executing trades that will be cleared by a third party) and service fees assessed by certain forward dealing desks, will be paid by the Partnership. The General Partner will pay from its own funds any futures brokerage commission and fees (except for certain execution costs as noted above) incurred by the Partnership in excess of the flat monthly rate it receives from the Partnership. The flat-rate brokerage commission to the General Partner is calculated after reduction for any brokerage commissions due at the end of the immediately preceding month, any redemptions or distributions as of such immediately preceding month-end and any accrued incentive fees as of such immediately preceding month-end, and after including the interest credits for such immediately preceding month-end and any additions as of the beginning of the month for which the flat-rate brokerage commission is being calculated. Lastly, in the event the flat-rate monthly brokerage commission payable by the Partnership to the General Partner at any time exceeds the actual brokerage commissions and related fees to which such flat-rate brokerage commission is applied, the General Partner will pay a portion of such excess to Limited Partners who became Limited Partners prior to September 1995, the date as of which the Partnership ceased to be a proprietary pool under CFTC Rules, which portion paid to any such Limited Partner shall not exceed such Limited Partner’s pro rata share of the actual brokerage commissions and related fees paid by the Partnership. The General Partner may also pay a portion of such excess to properly registered selling agents as compensation for their ongoing services to the Partnership, which portion paid to any one selling agent is not expected to exceed 1% per annum of the net asset value of the limited partnership interests sold by such selling agent.

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

Commodity Brokers

The General Partner currently pays commission rates of approximately $10 for each initial purchase (or sale) and offsetting sale (or purchase) of a commodity futures contract with respect to the Partnership’s trading (including NFA assessments and exchange fees), which rates in the future may be higher or lower. The General Partner believes that this brokerage rate is generally competitive with those charged by other commodity brokers; however, other commodity brokerage firms might offer lower rates to an account similar to that of the Partnership. Commissions are charged to the Partnership based on a percentage of the net asset value at the beginning of each month. Class A Interests are charged 4.0% annually of the net asset value of the Class A partners’ capital. Class B Interests pay to the General Partner commission of up to 6.0% annually of the net asset value of the Class B partners’ capital. The General Partner will pay up to 3.0% from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3% the brokerage fee with respect to such Class B limited partnership interests will be reduced accordingly.

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

Others

The General Partner will pay expenses of the continuing offering of Limited Partnership Units (consisting primarily of printing fees), estimated to be approximately $15,000 per year. The ordinary administrative expenses actually incurred by the Partnership, including periodic legal, accounting and auditing fees, and other administrative expenses and fees, which are estimated to be approximately $200,000 per year (excluding any extraordinary expenses), will be borne by the Partnership.

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

ITEM 2. Properties.

The Partnership does not own or lease any physical properties. The Partnership’s office is located within the office of the General Partner, at 4647 Saucon Creek Road, Suite 205, Center Valley, PA 18034.

ITEM 3. Legal Proceedings.

There are no pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

ITEM 4. Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities.

There currently is no established public trading market for the Limited Partnership Units. As of December 31, 2012, 3,695.2415 Partnership Units were held by 283 Limited Partners and the General Partner.

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

From January 1, 2012 through December 31, 2012, 146.4620 Partnership Units were subscribed for the aggregate net subscription amount of $502,487. Details of the subscriptions of these Partnership Units are as follows:

Amount of Subscriptions
January 2012	$128,581
February 2012	$22,375
March 2012	$32,317
April 2012	$62,229
May 2012	$100,163
June 2012	$6,319
July 2012	$49,409
August 2012	$42,435
September 2012	$2,230
October 2012	$1,393
November 2012	$32,975
December 2012	$22,061

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

As of December 31, 2012, the assets of the Partnership were allocated for trading in Commodity Interests approximately 43% of its assets to Willowbridge, 35% of its assets to QIM, 15% of its assets to PJM, and 7% of its assets to DPT.

Class A Interests pay to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of the Class A Interests as of the beginning of each month (a 4.0% annual rate). Class B Interests pay to the General Partner commission of up to 6.0% annually of the net asset value of the Class B partners’ capital. The General Partner will pay up to 3.0% from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3%, the brokerage fee with respect to such Class B limited partnership interests will be reduced accordingly. The General Partner pays from this amount all commission charges and fees with respect to the Partnership’s trading in Commodity Interests. The flat-rate monthly commission is common among programs such as the Partnership. As of December 31, 2012, ADMIS and NUSA are the clearing brokers for the Partnership.

Results of Operations

Comparison of fiscal years ended December 31, 2012 and 2011

As of December 31, 2012, total partners’ capital (net asset value) of the Partnership was $15,205,785 compared to its net asset value of $18,380,199 at December 31, 2011. The Partnership’s 2012 subscriptions and redemptions totaled $502,487 and $3,119,835 respectively, compared to $359,994 and $11,049,735 respectively, in 2011.

For the year ended December 31, 2012, the Partnership had net realized and unrealized trading gains of $907,911 and $18,102 in interest income. For that same period, the Partnership had expenses comprised of $663,889 in brokerage commissions including clearing and exchange fees, $230,711 in incentive fees, $322,399 in management fees, $148,674 in professional fees, and $117,406 in accounting, administrative fees and other expenses. This resulted in the Partnership having a net loss of $(557,066) for 2012.

         Interest income increased to $18,102 from $9,660 in 2011 primarily due to increasing cash balances. Brokerage commissions charged as a percentage of net assets decreased to $663,889 from $848,694 in 2011 due to declining net assets. Incentive fees increased to $230,711 from $148,545 in 2011 due to the Partnership’s profitable trading in 2012. Management fees charged as a percentage of the net assets decreased to $322,399 from $455,793 in 2011 due to a lesser net asset value.  Professional fees increased to $148,674 from $136,692 in 2011 as a result of an increase in professional fees.  Accounting, administrative fees and other expenses decreased to $117,406 from $187,231 in 2011 as a result of a decrease in administrative, accounting fees and other expenses.

The Partnership’s most profitable trades in 2012 were in the emini S&P 500 futures, JPY/USD, RBOB gasoline and EUR/JPY.  The Partnership’s least profitable trades in 2012 were in wheat, corn, Euro bond and cocoa.

In January 2012, the Partnership had a loss.  The Partnership had losses in US interest rates, the Euro currency, and crude oil; the Partnership had gains in RBOB gasoline, natural gas and copper. The Partnership recorded a net loss of $(413,410). In February 2012, trading was unprofitable as the Partnership generated losses in its US interest rate and orange juice positions; the Partnership had some offsetting gains in Japanese yen, energy and soybeans.  The Partnership recorded a net loss of $(49,164). In March 2012, trading was unprofitable.  The Partnership had losses in European debt instruments, the Canadian dollar and wheat; the Partnership had some offsetting gains in Japanese yen, soybeans and coffee.  The Partnership recorded a net loss of $(686,245).  In April 2012, the Partnership had a loss.  The Partnership had losses in Japanese yen, heating oil and Canadian dollar; the Partnership had gains in Euro bund, 10-Year notes and emini S&P Index futures. The Partnership recorded a net loss of $(54,361). In May 2012, trading was profitable as the Partnership generated gains in its Euro currency, US 30-year bonds, crude oil and heating oil positions; the Partnership had some offsetting losses in soybeans, wheat and soybean meal.  The Partnership recorded a net gain of $1,547,612.  In June 2012, trading was unprofitable.  The Partnership had losses in Euro currency, gold and Euro bund; the Partnership had some offsetting gains in emini S&P Index, crude oil and soybean meal.  The Partnership recorded a net loss of $(585,376). In July 2012, the Partnership had a gain.  The Partnership had gains in the soy sector, corn and its euro currency position; the Partnership had losses in Euro bund, Brent crude oil and emini S&P Index. The Partnership recorded a net gain of $133,478. In August 2012, the Partnership had a loss.  The Partnership generated losses in its Euro bund, natural gas and Australian dollar positions; the Partnership had some offsetting gains in RBOB gasoline, silver and emini S&P Index.  The Partnership recorded a net loss of $(9,275).  In September 2012, trading was unprofitable.  The Partnership had losses in US T-Bonds, soybeans and soybean meal; the Partnership had some offsetting gains in silver, emini S&P Index and gold. The Partnership recorded a net loss of $(173,120).  In October 2012, the Partnership recorded a net loss of $(615,975).  The Partnership had losses in nickel, 10-year notes, and wheat; the Partnership had gains in crude oil, coffee and natural gas.  In November 2012, the Partnership recorded a net gain of $79,167.  The Partnership had gains in its Yen positions, the Euro bund, and coffee; the Partnership had losses in mini S&P, brent crude oil and cotton.  In December 2012, the Partnership recorded a net gain of $269,603.  The Partnership had gains in the Yen, wheat and silver; the Partnership had losses in heating oil, soybean meal and long-term interest rate products.

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

The net asset value per Class A Unit at December 31, 2012 decreased 3.14% from $7,396.24 at December 31, 2011 to $7,163.68 at December 31, 2012. The net asset value per Class B Unit, Series 1 at December 31, 2012 decreased 2.17% from $972.34 at December 31, 2011 to $951.25 at December 31, 2012. The net asset value per Class B Unit, Series 2 at December 31, 2012 decreased 5.07% from $766.42 at December 31, 2011 to $727.56 at December 31, 2012. The net asset value per Class B Unit, Series 3 at December 31, 2012 decreased 4.11% from $978.55 at December 31, 2011 to $938.33 at December 31, 2012.

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

The Partnership’s total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership’s existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of December 31, 2012, by market sector:

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

Commodity: The Partnership’s primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisors will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of December 31, 2012, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk related to its holdings of Commodity Interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used December 31, 2012 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership’s market risk exposures (interest rate, currency rate, and commodity price) instruments.

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

The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of December 31, 2012.

The potential loss in earnings for each market risk exposure as of December 31, 2012 was:

Currency exchange rate risk	$78,143

Commodity price risk	$198,263

Interest rate risk	$56,748

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

Based upon that evaluation, the General Partner has concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2012 in timely alerting the General Partner to material information related to the Partnership that is required to be included in the Partnership’s periodic filings with the SEC.

There were no changes in the Partnership’s internal controls during the fourth quarter of 2012 that have materially affected or are reasonably likely to affect the Partnership’s internal control over financial reporting.

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

Management of the General Partner assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012. Based upon that evaluation, the General Partner has concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2012.  In making this assessment, management of the General Partner used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors and Executive Officers and Corporate Governance.

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

Robert L. Lerner, age 56, is an owner and the Chairman of General Partner and has been listed as a principal since December 31, 2010.  Mr. Lerner has also been the director and president of Ruvane, the predecessor General Partner, since he formed it in 1990, and he has been listed as a principal of Ruvane since January 12, 1990 and registered as an associated person of Ruvane since November 20, 1995.  Prior to that, Mr. Lerner was individually registered with the CFTC as a CTA since October 22, 1984 and a CPO since October 24, 1985, and he remained so registered in his individual capacity until he withdrew his individual registrations on July 31, 1996.  Mr. Lerner also has been listed as a principal of DPT Capital Management LLC, a registered CTA and Advisor for the Partnership, since January 25, 2011 and registered as an associated person since January 28, 2011.  From January 2003 through October 2005, Mr. Lerner was president of WoodAllen Capital Management, LLC, an investment management and advisory firm.  From September 2001 to January 2003, Mr. Lerner was the president of Partners Capital Investment Group, LLC, an investment adviser he co-founded that provides an innovative endowment investment philosophy solution for institutional investors and very high net worth families in the US and UK; Mr. Lerner was also registered as an associated person of Partners Capital Investment Group, LLC from March 2002 to February 2004 and has also been a member of the Investment Committee of  Partners Capital Investment Group, LLC since December 2001.  From October 1993 to March 1995, Mr. Lerner was registered as an associated person of Abacus Investment Advisory Services Inc., a consulting firm, where his primary duties were researching investment managers.  From August 1987 until January 1992, Mr. Lerner was senior vice president and director of Mount Lucas Management Corporation, an investment advisory firm he co-founded which specializes in futures investment programs for institutional investors.  From June 1985 to August 1987, Mr. Lerner was employed by Commodities Corporation (U.S.A.) N.V., a leading CTA that was acquired by Goldman Sachs Asset Management where his primary duties were as Associate General Counsel and Trading Development Manager.  Mr. Lerner also has practiced commodities and securities law.  Mr. Lerner has a J.D. degree from Boston University Law School and a B.A. degree from Cornell University.

Stephen J. Roseme, age 46, is a beneficial owner and the Chief Executive of the General Partner and has been listed as a principal since December 31, 2010 and registered as an associated person since January 11, 2011.  Mr. Roseme is also a principal and the President of Bridgeton Global Investor Services, Inc., a registered introducing broker and notice broker dealer, and has been listed as a principal and registered as an associated person since January 5, 2000.  Mr. Roseme is a principal and the President of Bridgeton Capital Management Inc., a registered CPO and CTA, and has been listed as a principal and registered as an associated person since May 1, 1997.  Mr. Roseme is also President of Bridgeton Execution Services LLC, a registered introducing broker, and has been listed as a principal since April 29, 2010 and registered as an associated person since July 26, 2010.  He is also President of Grand Central Trading Company LLC, a registered introducing broker, and has been listed as a principal since January 10, 2006 and registered as an associated person since January 13, 2006.  Mr. Roseme graduated from the University of Virginia.

The General Partner has selected Willowbridge, QIM, PJM, and DPT as the Advisors for the Partnership.

Willowbridge

The trading principals of Willowbridge are Philip L. Yang, Michael Y. Gan, and James A. Datri.

Philip L. Yang, age 53, has been the sole shareholder, Director and President of Willowbridge since September 1, 1992, and he also held those positions from the time he formed Willowbridge in January 1988 through September 1989.  He has been a principal and an associated person of Willowbridge since November 1992 and a Forex associated person since October 2010. He was individually registered pursuant to the CE Act as a CPO in February 1988 and as a CTA in August 1986, with a re-registration in September 1987, and was approved as a member of the NFA in December 1986.  He has been a principal and an associated person of Union Spring since March 1996. He has been a principal and an associated person of Doublewood since November 1992.  He was been a principal and an associated person of Limerick Financial Corporation (“Limerick”), a commodity trading advisor, from March 1998 through February 2011.  From July 1983 through August 1988 and from October 1989 through August 1992, Mr. Yang was a Senior Vice President at Caxton Corporation, now Caxton Associates, L.L.C. (“Caxton”), a commodity trading advisory firm, serving initially as Director of Research, where his research concentration was in the development and application of computerized trading models for a broad range of financial markets, and later as Director of Commodity Trading.  Mr. Yang obtained a bachelor’s degree with honors from the University of California at Berkeley, where he was inducted into Phi Beta Kappa.  He received his master’s degree from the Wharton School of the University of Pennsylvania.  He co-authored with Richard G. Faux, Jr. “Managed Futures:  The Convergence with Hedge Funds,” a chapter in Evaluating and Implementing Hedge Fund Strategies, a book published in 1999 by Euromoney Publications.

Michael Y. Gan, age 53, has been the Executive Vice President of Willowbridge since September 1, 1992.  He has been a principal of Willowbridge since November 1989 and has been an associated person of Willowbridge since December 1989.  He was individually registered pursuant to the CE Act as a CPO and CTA and was approved as a member of the NFA in January 1990.   He has been a principal and an associated person of Union Spring since March 1996.  He has been a principal of Doublewood since November 1995 and has been an associated person of Doublewood since November 1996. He is also an associated person (since February 2011) and has a pending application to serve as principal of Willow Global, a registered CTA and CPO.  Mr. Gan was the sole shareholder, Director and President of Willowbridge from October 1989 through August 1992.  From July 1983 to October 1989, he worked in the foreign exchange trading group at Marine Midland Bank, a bank in New York.  In this capacity, Mr. Gan was responsible for research into technical analysis, as well as proprietary trading for the firm in both currency futures and options and was promoted to Assistant Vice President.  Mr. Gan graduated summa cum laude from the University of the Philippines with a B.S. in Chemical Engineering and subsequently graduated with honors from the Wharton School of the University of Pennsylvania with a M.B.A. in Finance.

Richard G. Faux, Jr., age 74, has been Executive Director of Willowbridge since April 1995.  He has been a principal and an associated person of Willowbridge since February 1996.  He is Executive Director of Doublewood and has been a principal of Doublewood since July 2000 and an associated person of Doublewood since March 1996. He is President and a director of Union Spring and has been a principal and an associated person of Union Spring since March 1996.  Mr. Faux oversees administration at Willowbridge and performs similar duties for Doublewood and Union Spring.  Since March 16, 1995, Mr. Faux has been president of GTR Capital Corporation (“GTR”), a consulting firm that has been a registered CTA since March 2010 and an NFA member since April 2010.  Mr. Faux has been a principal and an associated person of GTR since March 2010. Mr. Faux co-founded MC Baldwin Financial Company (formerly known as Baldwin Financial Corporation and together with its affiliated companies, Baldwin Funds and Baldwin Investment Corporation, “MC Baldwin”) in April 1989 and served as its Co-Chief Executive Officer sharing the oversight of the operations of the company until April 1995, at which time MC Baldwin was an international trading manager which developed futures funds for its partner, Mitsubishi Corporation, a general trading company, and other institutional clients.  Prior to forming MC Baldwin, Mr. Faux was President and a responsible party of Merrill Lynch Options/Futures Management Inc., a futures fund subsidiary of Merrill Lynch Pierce Fenner & Smith, a broker dealer, from December 1984 to April 1989.  From October 1986 until October 1989, Mr. Faux was a principal and associated person of Merrill Lynch Alternative Investments LLC, an asset management company.  Before Mr. Faux’s joining Merrill Lynch in 1984, it had raised only $13 million in futures funds.  When he left, the company had raised $930 million, including one of the first multi-advisor futures funds.  Previously, he spent four years, from January 1981 through December 1984, at Thomson McKinnon Securities, Inc., a futures commission merchant, where he helped develop futures funds, including one of the first financial futures funds.  From August 1977 through January 1981, Mr. Faux was self-employed acting as advisor on financial projects and developing expertise in financial futures.  Earlier, Mr. Faux spent ten years from August 1967 through August 1977 as Vice President of the investment management and institutional sales departments at Kuhn Loeb & Co., an investment bank.  He is a graduate of Brown University and the Columbia University Graduate School of Business.

James J. O’Donnell, age 61, is Senior Vice President of Willowbridge and has been a principal of Willowbridge since November 1996.  He is also Managing Director of Doublewood and has been a principal of Doublewood since July 2000. He is Managing Director of Union Spring and has been a principal of Union Spring since July 2000.  Mr. O’Donnell oversees Willowbridge’s computer and information needs, including trading information systems, accounting information systems, automating certain operational and compliance activities and support for ongoing research of new computerized trading systems and effectiveness testing of existing trading systems.  Mr. O’Donnell has been employed by Willowbridge since September 1, 1992.  From June 1987 through August 1992, Mr. O’Donnell was Manager of Computer Information Systems at Caxton.  From April 1979 through May 1987, Mr. O’Donnell was manager of Research Information Systems at Commodities Corporation, a commodity pool operator and commodities trading advisor.  Prior to that, he was employed by Penn Mutual Life Insurance Company, a mutual life insurance company, from September 1973 through March 1979 as Senior Programmer Analyst.  He is a graduate of LaSalle University with a B.A. in mathematics.

Steven R. Crane, age 44, is Senior Vice President, Secretary and Controller of Willowbridge.  He has been a principal of Willowbridge since October 1996.  He is also Secretary of Doublewood and has been a principal of Doublewood since July 2000.  He is Secretary, Managing Director and director of Union Spring and has been a principal of Union Spring since July 2000.  Mr. Crane has a pending application to serve as principal of Willow Global. He was Vice President, Secretary, Treasurer, and director of Limerick and was a principal of Limerick from July 2000 through February 2011.  He oversees accounting, financial reporting and operations at Willowbridge.  Mr. Crane has been employed by Willowbridge since April 1993.  Prior to that, he was employed by Caxton from April 1992 to April 1993 as a Senior Accountant.  From September 1989 through April 1992, Mr. Crane worked as a Senior Auditor for Deloitte & Touche LLP, an accounting firm.  Mr. Crane is a Certified Public Accountant and a member of the AICPA.  He graduated magna cum laude from North Carolina State University with a B.A. in accounting.

James A. Datri, age 48, is Vice President of Willowbridge.  He has been a principal of Willowbridge since August 2007 and has been an associated person of Willowbridge since April 1997. Mr. Datri is currently responsible for overseeing trading activities for Willowbridge’s technical trading systems.   He has been employed by Willowbridge since February 1995, holding various positions and handling a wide range of responsibilities in operations and trading during that time.  Prior to joining Willowbridge, Mr. Datri worked at Caxton Associates, LLC from April 1988 through January 1995 as a trading assistant, providing support and research for various traders.  Previously, he spent three years, from May 1985 through April 1988, at Merrill Lynch, a financial services company, in an operations capacity.  Mr. Datri is a graduate of Monmouth College with a B.S. in finance.

Edward T. Dunne, age 68, is Managing Director of Willowbridge.  He has been a principal of Willowbridge since July 2000.  He is also Managing Director of Doublewood and has been a principal of Doublewood since July 2000.  Mr. Dunne is Managing Director and director of Union Spring and has been a principal of Union Spring since March 1996 and has been an associated person of Union Spring since September 2000.  From March 1992 to February 1998, Mr. Dunne was a shareholder and managing director of Nordek Associates, Inc., a commodity pool operator and commodity trading advisory firm.  Mr. Dunne was a director of Star Asset Management Limited, a Bermuda money management company, from August 1995 to January 1998, and again from July 2001 through December 2008.  In addition, from November 1993 to May 1994, Mr. Dunne was a managing director for the Alpha Global Proprietary Trading Division of Alpha Investment Management, Inc., an investment management firm.  From September 1987 to December 1993, he was a managing director of UBS Securities LLC, a broker dealer.  From July 1986 to August 1987, he served as an executive vice president and director of capital markets of Mosely Securities Corporation, an investment bank and broker dealer.  After receiving his degree from Norwich University and a commission as an officer in the U.S. Army, Mr. Dunne continued his education at New York University’s Graduate School of Public Administration.  Mr. Dunne also attended the New England School of Law.  In addition, Mr. Dunne has attended the Securities Industry Institute at the University of Pennsylvania’s Wharton School of Business.

Virginia M. Loebel, age 51, is Managing Director at Willowbridge, Doublewood and Union Spring and has been a principal of each firm since September 2000.  Prior to a deferred start date at Willowbridge, Ms. Loebel was employed by Union Bank of Switzerland, a bank, from August 1992 to April 1999 with credit and relationship management responsibility for major U.S. investment banks.  Her last position with Union Bank of Switzerland was as Managing Director in charge of domestic managed funds and investment bank credit relationships with total credit facilities in excess of $20 billion.  From August 1985 to August 1992, Ms. Loebel was a Vice President at Citibank, a bank, in Investment Banking and Managed Funds.  Ms. Loebel completed the credit training program at Bankers Trust Company, a bank, where she was employed from February 1983 to August 1985.  Ms. Loebel graduated cum laude from Villanova University with a B.S. in Finance and Economics.

Janice A. Kioko, age 47, is General Counsel, Chief Compliance Officer, and has been a principal of Willowbridge since September 2005.  Ms. Kioko also serves as General Counsel and Chief Compliance Officer of Doublewood and Union Spring and has been a principal of each firm since September 2005.  Prior to joining Willowbridge, Ms. Kioko was Vice President and Assistant General Counsel at Goldman Sachs Asset Management, an asset management company, and affiliate Commodities Corporation LLC, later known as Goldman Sachs Hedge Fund Strategies LLC, a registered CTA and CPO, where she was dedicated to hedge funds from July 1999 to August 2005.  From September 1998 to July 1999, she worked at Cahill Gordon & Reindel, a law firm, as an associate.  Ms. Kioko was employed as an associate by Morgan Stanley Asset Management, an asset management company, and Morgan Stanley & Co., an affiliated financial services firm, from July 1991 to January 1998, and as a credit analyst by Smith Barney, Harris Upham & Co., a financial services firm, from August 1988 to January 1991.  Ms. Kioko has a J.D. from Fordham University Law School, where she attended classes at night except for a period of full-time study from January 1998 through September 1998.  She has an M.B.A. in Finance from Fordham Graduate School of Business Administration where she also attended classes at night except for a period of full-time study from January 1991 through June 1991 and a B.A. in Economics from Columbia University.

QIM

The trading principals of QIM are Jaffray Woodrif, Michael Geismar and Greyson Williams.

Jaffray Woodriff.  Mr. Woodriff, age 43, has 20 years experience trading financial markets using proprietary quantitative models that he has developed. In 2003, Mr. Woodriff co-founded QIM to offer the Global Program to outside clients. He guides all aspects of QIM’s business and is chiefly responsible for the constant innovation and improvement of the models and techniques that underlie QIM’s predictions, trading, and risk management. Mr. Woodriff graduated from the University of Virginia with a BS in Business in 1991. Mr. Woodriff formed QIM in May 2003, has been registered with the CFTC as an associated person and listed as a principal since January 16, 2004 and January 13, 2004, respectively.

Michael Geismar.  Mr. Geismar, age 42, co-founded QIM in April 2003 with Mr. Woodriff after 18 months of successfully trading their proprietary accounts. As the head of trading for QIM, he implements the firm’s investment models and oversees its portfolio management. Mr. Geismar also manages investor relations and QIM’s general business affairs. Mr. Geismar graduated from the University of Virginia in 1994 with a BA in Mathematics and a minor in Statistics. Mr. Geismar formed QIM with Mr. Woodriff in May 2003, has been registered with the CFTC and listed as a principal since January 16, 2004 and as an associated person since November 28, 2005.

Greyson Williams.  Mr. Williams, age 39, co-founded QIM in April 2003 after working with Mr. Woodriff and Mr. Geismar as a consultant beginning December 2002. He serves as an analyst, assists in statistical analysis and the development of predictive and risk models, and manages the internal databases and in-house software development. Mr. Williams graduated from the University of Virginia in 1995 with a BA in English and a minor in Art History. Mr. Williams formed QIM in May 2003, has been registered with the CFTC and listed as a principal since January 16, 2004 and as an associated person since November 28, 2005.

Ryan Vaughan.  Mr. Vaughan, age 41, has spent the last ten years working in financial and corporate management. Mr. Vaughan joined QIM in September 2005 and became Chief Financial Officer and Chief Compliance Officer in January 2006.  In the fall of 2002, Mr. Vaughan began providing investment consulting services as a registered investment advisor to retail clients, including work for the following financial institutions: UBS Financial Services (September 2002 through February 2004), Blue Ridge Financial Planning Services (February 2004 through September 2005), and  Registered Investment Advisory (“RIA”).  Mr. Vaughan does not manage futures investments for his RIA clients and there is no overlap between his RIA clients and QIM’s clients. Mr. Vaughan spends approximately 5% of his time on his RIA practice.  Mr. Vaughan graduated from the University of Virginia in 1993 with a BS in Commerce, concentrating in Management Information Systems. Mr. Vaughan graduated from the University of Georgia in 1995 with an MBA with concentrations in economics and finance. Mr. Vaughan earned the Chartered Financial Analyst (CFA) designation in 2003. Mr. Vaughan has been registered with the CFTC as an associated person and listed as a principal of QIM since June 8, 2006 and October 31, 2006, respectively.

Paul McKee.  Mr. McKee, age 44, joined QIM in January 2005 and became Chief Technology Officer in March 2009. His responsibilities include managing developers and other technical staff, developing QIM’s broad technical strategy and assisting with maintenance and development of predictive code. Before coming to QIM, Mr. McKee was a research physicist at the University of Virginia for four years from September 2000 through October 2004. His research was primarily conducted at Department of Energy particle accelerator facilities in Newport News, Virginia, and Stanford University, California. From November 2004 through December 2004, Mr. McKee was between employment positions. Mr. McKee graduated from Georgetown University in 1990 with a B.S. in Physics and a minor in Computer Science, from the University of Virginia in 1995 with an M.A. in Physics, and from the University of Virginia in 2000 with a Ph.D. in Nuclear Physics. Mr. McKee has been registered with the CFTC as an associated person and listed as a principal of QIM since February 17, 2009 and March 3, 2009, respectively.

Molly Dunnington.  Ms. Dunnington, age 38, started at QIM in May 2009 and became Chief Compliance Officer in January 2011.  Ms. Dunnington's responsibilities include all compliance reporting and recordkeeping requirements related to the CFTC and NFA as well as the upcoming registration with the SEC.  She is also responsible for the accounting of the Quantitative Global Funds.  Before joining QIM, Ms. Dunnington had been Vice President, Finance at The Community Foundation Serving Richmond & Central Virginia where she worked from May 2002 through April 2009.  Prior to that, she worked in the audit practice at KPMG from January 1998 through May 2002.  Ms. Dunnington graduated from the University of Virginia in 1998 with a B.S. in Commerce with a concentration in accounting.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2012, approximately 3,695.2415 Partnership Units were held by 283 Limited Partners and the General Partner. As of December 31, 2012 no person known to the Partnership beneficially owned more than 5% of the outstanding Partnership Units.

The Partnership has no directors or officers. The General Partner manages and conducts the business of the Partnership. As of December 31, 2012, the General Partner owned $1,875 of General Partner interests in the Company, or 0.2618 Partnership Units, representing approximately 0.012% of the total outstanding Partnership Capital.  As of January 31, 2013, the General Partner owned $1,860 of interests in the Partnership or 0.013% of the Partnership. The General Partner is owned 50% by Robert L. Lerner and a trust for the benefit of Mr. Lerner’s family and 50% by a trust for the benefit of Stephen J. Roseme’s family.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The General Partner manages and conducts the business of the Partnership. To compensate the General Partner for its management of the Partnership, its monitoring of the Advisors’ portfolio and its assumption of the financial burden of operating the Partnership, the General Partner receives management and other fees from the Partnership. See “Business - Fees and Expenses.” For the years ended December 31, 2012 and 2011, the General Partner received a management fee from the Partnership pursuant to the Limited Partnership Agreement in the amounts of $168,405 and $298,543, respectively. For the years ended December 31, 2012 and 2011, the General Partner received net brokerage commissions of $515,246 and $710,967, respectively from the Partnership. Net brokerage commissions represent the gross brokerage commissions of 4.0% annually of the net asset value of the Class A Interests and 3.0% up to 6.0% annually of the Class B Interests equal to the following percentages:  Series 1-3%, Series 2-6% and Series 3-5% and from these amounts, the General Partner paid for 1) actual trading commissions incurred by the Partnership and 2) 3% to properly registered selling agents as their ongoing compensation for servicing Class B Limited Partners. One individual who is associated with one of the Advisors is also a limited partner of the Partnership. At December 31, 2012 and 2011 the individual’s outstanding partnership interest was $169,579 and $171,184, respectively. Mr. Lerner serves as the Managing Director of DPT as well as a principal of both DPT Capital Management, LLC and Bridgeton Fund Management, LLC.

ITEM 14. Principal Accounting Fees and Services.

The following table shows the fees (in thousands) paid or accrued by the Partnership for the audit and other services provided by Arthur F. Bell, Jr. and Associates, L.L.C. ("Arthur Bell") for 2012 and 2011:

	2012	2011
Audit Fees (1)	$72.1	$40.3
Audit-Related Fees	-	-
Tax Fees (2)	-	-
All Other Fees	-	-
	$72.1	$40.3

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
Date: March 28, 2013

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

14.1	General Partner Code of Ethics (Filed as Exhibit 14.1 to the Partnership’s Form 10-K filed April 1, 2011 and incorporated by reference herein).
31.1	Rule 13a-14(a)/13d-14(a) Certifications
32.1	Section 1350 Certification
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

BRIDGETON TACTICAL ADVISORS FUND, LP

______________________

TABLE OF CONTENTS
______________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS:

 Statements of Financial Condition
as of December 31, 2012 and December 31, 2011

 Condensed Schedules of Investments
as of December 31, 2012 and December 31, 2011

 Statements of Income (Loss)
for the Years Ended December 31, 2012 and 2011

 Statements of Changes in Partners’ Capital (Net Asset Value)
for the Years Ended December 31, 2012 and 2011

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Bridgeton Tactical Advisors Fund, LP

We have audited the accompanying statements of financial condition of Bridgeton Tactical Advisors Fund, LP, including the condensed schedules of investments, as of December 31, 2012 and 2011, and the related statements of income (loss) and changes in partners’ capital (net asset value) for the years then ended.  These financial statements are the responsibility of the General Partner.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bridgeton Tactical Advisors Fund, LP as of December 31, 2012 and 2011, and the results of its operations and the changes in its net asset value for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Arthur F. Bell, Jr. & Associates, L.L.C.

Hunt Valley, Maryland
March 28, 2013

BRIDGETON TACTICAL ADVISORS FUND, LP
 STATEMENTS OF FINANCIAL CONDITION
As of December 31, 2012 and 2011
_______________

	December 31,	December 31,
	2012	2011
ASSETS
Equity in futures trading accounts:
Due from brokers (including margin deposits of $1,405,704 for 2012 and $1,115,232 for 2011)	$2,807,458	$3,502,773
Net unrealized gains on open contracts	264,347	178,104
Net unrealized (losses) on open contracts	(42,250)	-
	3,029,555	3,680,877
Cash and cash equivalents	12,357,488	15,096,807
Due from general partner	-	9,840
TOTAL ASSETS	$15,387,043	$18,787,524
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES
Prepaid subscriptions	$9,795	$95,959
Redemptions payable	59,260	134,016
Due to General Partner	19,980	-
Other accrued expenses	68,677	90,104
Accrued incentive fees	-	62,283
Accrued management fees	23,546	24,963
TOTAL LIABILITIES	181,258	407,325
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners - Class A (1,886.9744 and 2,219.1567 fully redeemable units
at December 31, 2012 and December 31, 2011, respectively)	13,517,686	16,413,423
Limited partners - Class B (1,808.0053 and 2,117.0906 fully redeemable units
at December 31, 2012 and December 31, 2011, respectively)	1,686,224	1,964,839
General partner - Class A (0.2618 fully redeemable units
at December 31, 2012 and December 31, 2011)	1,875	1,937
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	15,205,785	18,380,199
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$15,387,043	$18,787,524

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of December 31, 2012

_______________

LONG FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	(3,627)	(0.024)%
Currencies	107,120	0.705%
Energy	14,886	0.098%
Financials	62,457	0.411%
Metals	(57,914)	(0.381)%
Stock indices	(315)	(0.002)%
Total long futures contracts	$122,607	0.807%

SHORT FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	98,922	0.651%
Currencies	95,099	0.625%
Energy	2,211	0.015%
Financials	(25,531)	(0.168)%
Metals	(6,502)	(0.043)%
Stock indices	(64,709)	(0.426)%
Total short futures contracts	$99,490	0.654%
Total futures contracts	$222,097	1.461%

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

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
 STATEMENTS OF INCOME (LOSS)
For the Years Ended December 31, 2012 and 2011

_______________

	2012	2011
NET INVESTMENT (LOSS)
Income:
Interest income	$18,102	$9,660

Expenses:
Brokerage commissions	663,889	848,694
Incentive fees	230,711	148,545
Management fees	322,399	455,793
Professional fees	148,674	136,692
Accounting, administrative and other expenses	117,406	187,231
Total expenses	1,483,079	1,776,955
Net investment (loss)	(1,464,977)	(1,767,295)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of futures:
Net realized gains on closed contracts	863,918	2,061,367
Change in net unrealized gains (losses) on open contracts	43,993	(1,078,532)
Net trading profits	907,911	982,835
NET (LOSS)	$(557,066)	$(784,460)
NET (LOSS) PER UNIT
(based on weighted average number of units outstanding during the period)
Class A	$(239.99)	$(232.79)
Class B - Series 1	$(22.97)	$(30.63)
Class B - Series 2	$(58.13)	$(110.64)
Class B - Series 3	$(40.23)	$(40.80)

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Years Ended December 31, 2012 and 2011
_______________

	CLASS A					CLASS B LIMITED PARTNERS
	General Partner		Limited Partners		Total	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Class A	Units	Amount	Units	Amount	Units	Amount	Class B	Total
PARTNERS' CAPITAL,
December 31, 2010	13.1103	$100,000	2,570.7404	$19,608,673	$19,708,673	2,980.2313	$2,958,623	8,852.8246	$7,139,159	47.0348	$47,945	$10,145,727	$29,854,400
Subscriptions	0.7830	5,946	11.5811	86,492	92,438	256.2617	250,000	22.3658	17,556	-	-	267,556	359,994
Redemptions	-	-	(376.7963)	(2,833,606)	(2,833,606)	(1,622.8088)	(1,578,928)	(8,418.8188)	(6,637,201)	-	-	(8,216,129)	(11,049,735)
Transfers	(13.6315)	(104,039)	13.6315	104,039	-	-	-	-	-	-	-	-	-
Net income (loss)	-	30	-	(552,175)	(552,145)	-	(60,653)	-	(169,743)	-	(1,919)	(232,315)	(784,460)
PARTNERS' CAPITAL,
December 31, 2011	0.2618	$1,937	2,219.1567	$16,413,423	$16,415,360	1,613.6842	$1,569,042	456.3716	$349,771	47.0348	$46,026	$1,964,839	$18,380,199
Subscriptions	-	-	58.5907	417,487	417,487	87.8713	85,000	-	-	-	-	85,000	502,487
Redemptions	-	-	(385.4955)	(2,775,876)	(2,775,876)	(128.0614)	(119,614)	(308.6715)	(224,345)	-	-	(343,959)	(3,119,835)
Transfers	-	-	(5.2775)	(37,142)	(37,142)	39.7763	37,142	-	-	-	-	37,142	-
Net (loss)	-	(62)	-	(500,206)	(500,268)	-	(36,941)	-	(17,965)	-	(1,892)	(56,798)	(557,066)
PARTNERS' CAPITAL,
December 31, 2012	0.2618	$1,875	1,886.9744	$13,517,686	$13,519,561	1,613.2704	$1,534,629	147.7001	$107,461	47.0348	$44,134	$1,686,224	$15,205,785

	Net Asset Value Per Unit
	Class A		Class B, Series 1	Class B, Series 2	Class B, Series 3
December 31, 2010	$7,627.64	(1)	$992.75	$806.43	$1,019.35
December 31, 2011	$7,396.24	(2)	$972.34	$766.42	$978.55
December 31, 2012	$7,163.68	(3)	$951.25	$727.56	$938.33

(1)      Based on 2,583.8507 Class A shares

(2)      Based on 2,219.4185 Class A shares

(3)      Based on 1,887.2362 Class A shares

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

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

The General Partner has selected Willowbridge, QIM, PJM, and DPT as the Partnership’s trading advisors.  For the years ended December 31, 2012 and 2011, the Partnership allocated its trading assets to the Trading Advisors: approximately 34% to 43% Willowbridge, 34% to 35% QIM, 21% to 15% PJM and 11% to 7% DPT. Two of the Principals of the Partnership’s General Partner are also Principals of DPT.  The General Partner, in the future, may change the allocation percentages between Willowbridge, QIM, PJM, and DPT or allocate the Partnership’s assets to other trading strategies and investment programs.

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
For the Years Ended December 31, 2012 and 2011

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

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurements and Disclosures.  At December 31, 2012 and 2011, the Partnership had investments in money market mutual funds of $12,216,656 and $13,398,342, respectively.  Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

C.	Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers at December 31, 2012 and 2011 consisted of cash on deposit with the brokers of $2,807,458 and $3,502,773, respectively.  The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

D.	Investments in Futures Contracts

Investments in futures contracts are recorded on the trade date and open contracts are stated in the financial statements at their fair value on the last business day of the reporting period, based on quoted market prices.  Accordingly, such contracts are classified as Level 1 fair value estimates under the fair value hierarchy as described within ASC Topic 820, Fair Value Measurements and Disclosures.  Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis.  Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized gains on closed contracts” in the Statements of Income (Loss).

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
For the Years Ended December 31, 2012 and 2011
_______________

2.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Brokerage Commissions

The Class A limited partners pay to the General Partner a flat brokerage commission of 4.0% annually of the net asset value of the Class A limited partners’ capital as of the beginning of each month.  Class B limited partners pay to the General Partner a flat brokerage commission equal to the following percentages of each Series’ applicable net asset value:  Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%.  From these amounts, the General Partner paid (1) actual trading commissions incurred by the Partnership of $148,643 and $137,727 for the years ended December 31, 2012 and 2011, respectively, and (2) 3.0% to properly registered selling agents as their ongoing compensation for servicing Class B limited partners (and to the extent the amount is less than 3%, the brokerage commissions with respect to such Class B limited partnership interests will be reduced accordingly).  Approximately 35% to 45% of the actual trading commissions incurred by the Partnership is remitted by the brokers to an Introducing Broker affiliated with Bridgeton.

Brokerage commissions charged to each Class or Series of class were as follows for the years ended December 31:

	2012	2011
Class A	$601,742	$713,315
Class B – Series 1	46,131	59,073
Class B – Series 2	13,782	73,954
Class B – Series 3	2,234	2,352
Total	$663,889	$848,694

As of December 31, 2012 and 2011, $28,963 and $9,840, respectively, were due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership. The Partnership's reimbursement of brokerage commissions due from the General Partner at December 31, 2012 has been offset with management fees due to the General Partner, resulting in the net amount of $19,980 due to General Partner (see Note 2.H.).

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
For the Years Ended December 31, 2012 and 2011
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

PJM is entitled to a quarterly incentive fee of 20% of any New Trading Profits (as defined in the PJM Agreement) in the Partnership’s account as of each calendar quarter end.  “New Trading Profits”, for the purpose of calculating PJM’s incentive fee, is defined as the excess of cumulative gain/loss from commodity trading (excluding interest) less trading and management fees over its highest past value at any prior calendar quarterly period with respect to trading assets allocated to PJM.  The “gain/loss from commodity trading” is the net gain or loss from closed and completed commodity transactions (after brokerage commissions) plus the increases/decreases in the value of open positions at the end of each calendar quarter (accounting for commissions that would be incurred by closing such open positions).  In the event of any subsequent losses, the quarterly incentive fees would not be charged until there are Net New Profits to offset such losses

There were no incentive fees earned by Willowbridge or DPT for the years ending December 31, 2012 and 2011.  Incentive fees earned by QIM totaled $230,711 and $89,134 for the years ending December 31, 2012 and 2011, respectively.  As of December 31, 2012 and 2011, $0 and $62,283, respectively, were due to QIM.  Incentive fees earned by PJM totaled $0 and $59,411 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, $0 was due to PJM.

H.	Management Fees

Prior to January 1, 2012, the General Partner was paid an annual management fee equal to 1% of the net assets of the Partnership (as defined in the Agreement) as of the last day of the previous fiscal year.  Such annual fee was paid in advance at the beginning of the respective year and was amortized by the Partnership on a straight-line basis over twelve months.  Effective January 1, 2012, the General Partner charges such management fee each beginning of month at 1/12 of 1% of the Partnership’s net assets as the beginning of the respective month. For the years ended December 31, 2012 and 2011, such annual fees amounted to $168,405 and $298,543, respectively.

At December 31, 2012, $48,943 in management fees was due to the General Partner.  Such due to the General Partner amount is reported net of brokerage commissions reimbursement due to the Partnership at December 31, 2012 (see Note 2.E.).

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2012 and 2011
_______________

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.	Management Fees (Continued)

In addition to the management fee paid to the General Partner, the Partnership pays to Willowbridge a quarterly trading advisor management fee of 0.25% (1% per year) of the net asset value of the Partnership’s trading asset allocated to Willowbridge.  These fees amounted to $70,174 and $114,951 in 2012 and 2011, respectively.  As of December 31, 2012 and 2011, $18,173 and $16,659, respectively, were due to Willowbridge.  The Partnership pays PJM a monthly trading advisor management fee of 0.166% (2% per year) of the Partnership’s trading assets allocated to PJM.  These fees amounted to $68,621 and $34,284 in 2012 and 2011, respectively. As of December 31, 2012 and 2011, $4,236 and $6,687, respectively, were due to PJM.  The Partnership pays DPT a monthly trading advisor management fee of 0.083% (1% per year) of the Partnership’s trading assets allocated to DPT.  These fees amounted to $15,199 and $8,015 in 2012 and 2011, respectively. As of December 31, 2012 and 2011, $1,137 and $1,617, respectively, were due to DPT.  QIM is not paid a trading advisor management fee.

I.	Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

The Partnership applies the provisions of Codification Topics 740, Income Taxes, which prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the years ended December 31, 2012 and 2011.

The Partnership files U.S. federal and state tax returns.  The 2009 through 2012 tax years generally remain subject to examination by U.S. federal and most state authorities.

J.	Subscriptions

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month.  Partners’ contributions received in advance for subscriptions are recorded as “Prepaid subscriptions” in the Statements of Financial Condition.

Prior to January 1, 2012, the General Partner charged a 1% initial administrative fee on all limited partner unit subscriptions.  The General Partner may waive this charge for limited partners who are its affiliates or for other limited partners in its sole discretion.  Subscription proceeds to the Partnership are recorded net of these charges.  For the years ended December 31, 2012 and 2011 the General Partner received no initial administrative fees.

K.	Redemptions

Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month with at least ten days written notice to the General Partner.

L.	Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the respective Statement of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Realized gains resulting from the translation to U.S. dollars totaled $8,688 and $4,940 for the years ended December 31, 2012 and 2011, respectively, and are reported as a component of “Net realized gains on closed contracts” in the Statements of Income (Loss).

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2012 and 2011
_______________

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

M.	Recently Issued Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update 2011-04, Fair Value Measurements (“ASU 2011-04”).  ASU 2011-04 amends ASC Topic 820, Fair Value Measurements and Disclosures, to clarify certain provisions of Topic 820 but also includes some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value and measurements in accordance with U.S. GAAP and International Financial Reporting Standards.  The amendments in ASU 2011-04 are to be applied prospectively and were effective for interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 had no material effect on the Partnership’s financial statements.

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
For the Years Ended December 31, 2012 and 2011

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.  The Partnership recognizes transfers, if any, between fair value hierarchy levels at the beginning of the reporting period. There were no transfers into or out of fair value hierarchy levels during the years ended December 31, 2012 and 2011.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels.  Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the Statements of Financial Condition:

	As of December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$529,242	$529,242	N/A	N/A
Money market mutual funds	12,216,656	12,216,656	N/A	N/A
Total investment assets	$12,745,898	$12,745,898
Liabilities
Futures contracts	$(307,145)	$(307,145)	N/A	N/A
Total investment liabilities	$(307,145)	$(307,145)

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$373,131	$373,131	N/A	N/A
Money market mutual funds	13,398,342	13,398,342	N/A	N/A
Total investment assets	$13,771,473	$13,771,473
Liabilities
Futures contracts	$(195,027)	$(195,027)	N/A	N/A
Total investment liabilities	$(195,027)	$(195,027)

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2012 and 2011

_______________

4.              DERIVATIVE INSTRUMENTS

The Partnership engages in the speculative trading of futures contracts in currencies, financials and a wide range of commodities, among others (collectively “derivatives”) for the purpose of achieving capital appreciation.  Since the derivatives held or sold by the Partnership are for speculative trading purposes, the derivative instruments are not designated as hedging instruments as defined in ASC Topic 815, Derivatives and Hedging.

Under provisions of ASC Topic 815, Derivatives and Hedging, entities are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial condition.  Investments in futures contracts are reported in the Statements of Financial Condition as “Net unrealized gains on open contracts” or “Net unrealized (losses) on open contracts.”

The fair value of the Partnership's derivative contracts is presented below on a gross basis as an asset if in a gain position and a liability if in a loss position.

	As of December 31, 2012
Futures contracts	Assets	Liabilities	Net
Commodities	$111,640	$(16,345)	$95,295
Currencies	229,560	(27,341)	202,219
Energy	17,878	(781)	17,097
Financials	72,645	(35,719)	36,926
Metals	78,979	(143,395)	(64,416)
Stock indices	18,540	(83,564)	(65,024)
Total derivative contracts	$529,242	$(307,145)	$222,097

	As of December 31, 2011
Futures contracts	Assets	Liabilities	Net
Commodities	$30,623	$(37,280)	$(6,657)
Currencies	55,162	(19,935)	35,227
Energy	46,240	(22,327)	23,913
Financials	82,971	(79,547)	3,424
Metals	154,912	(17,043)	137,869
Stock indices	3,223	(18,895)	(15,672)
Total derivative contracts	$373,131	$(195,027)	$178,104

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2012 and 2011

_______________

4.              DERIVATIVE INSTRUMENTS (CONTINUED)

Realized gains and losses, as well as any change in net unrealized gains or losses on open contracts from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Statements of Income (Loss).

The Partnership’s trading results and information related to the volume of the Partnership’s derivative activity by market sector were as follows:

	For the year ended December 31, 2012
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$(320,798)	$101,952	$(218,846)	6,088
Currencies	264,933	166,992	431,925	5,254
Energy	579,000	(6,816)	572,184	2,288
Financials	(529,833)	33,502	(496,331)	13,432
Metals	167,803	(202,285)	(34,482)	1,236
Stock indices	702,813	(49,352)	653,461	6,186
Total gain from derivatives trading	$863,918	$43,993	$907,911	34,484

	For the year ended December 31, 2011
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$89,172	$(432,346)	$(343,174)	4,200
Currencies	56,985	(214,184)	(157,199)	4,950
Energy	(22,406)	(113,341)	(135,747)	2,580
Financials	971,484	(71,054)	900,430	11,390
Metals	690,659	(231,840)	458,819	1,312
Stock indices	275,473	(15,767)	259,706	5,746
Total gain (loss) from derivatives trading	$2,061,367	$(1,078,532)	$982,835	30,178

The number of contracts closed for futures contracts represents the number of contract half-turns during the years ended December 31, 2012 and 2011.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2012 and 2011

_______________

4.              DERIVATIVE INSTRUMENTS (CONTINUED)

A.         Market Risk

The Partnership engages in the speculative trading of futures contracts (“derivatives”).  Derivative financial instruments involve varying degrees of off-balance sheet market risk whereby changes in the level of volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments or commodities may result in cash settlements in excess of the amounts recognized in the Statements of Financial Condition.  The Partnership’s exposure to market risk is directly influenced by a number of factors, including the volatility of the markets in which the financial instruments are traded and the liquidity of those markets.

B.         Fair Value

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Statements of Income (Loss).  Open contracts generally mature within 90 days; as of December 31, 2012 and 2011, the latest maturity dates for open contracts are December 2013 and March 2013, respectively.

C.         Credit Risk

Futures are contracts for delayed delivery of financial interests in which the seller agrees to make delivery at a specified future date of a specified financial instrument at a specified price or yield.  Risk arises from changes in the fair value of the underlying instruments.  The purchase and sale of futures contracts requires certain margin deposits with the brokers. Additional deposits may be necessary for any loss on contract fair value. The Commodity Exchange Act  requires a broker to segregate all customer transactions and assets from such broker's proprietary activities.  A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements.  In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated  funds available.  It is possible that the recovered amount could be less than total cash and  other property deposited with such brokers ("counterparties").  The Partnership’s counterparties are major brokerage firms and banks located in the United States, or their foreign affiliates.  Credit risk due to counterparty nonperformance associated with futures contracts is reflected in the cash on deposit with brokers and the unrealized gains on open contracts held by such counterparties, if any, included in Note 3.

The Partnership has a substantial portion of its assets on deposit with brokers and other financial institutions in connection with its trading of derivative contracts and its cash management activities.  Assets deposited with brokers and other financial institutions in connection with the Partnership's trading of derivative contracts are partially restricted due to deposit or margin requirements.  In the event of a financial institution's insolvency, recovery  of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.

D.         Risk Monitoring

Due to the speculative nature of the Partnership’s derivatives trading, the Partnership is subject to the risk of substantial losses from derivatives trading.  The General Partner actively assesses, manages, and monitors risk exposure on derivatives on a contract basis, a market sector basis, and on an overall basis in accordance with established risk parameters. The Limited Partners bear the risk of loss only to the extent of the fair value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2012 and 2011

_______________

5.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2012 and 2011. The information has been derived from information presented in the financial statements.

	Year Ended December 31, 2012
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,396.24	$972.34	$766.42	$978.55
Profit (loss) from operations
Net investment (loss)	(631.88)	(74.01)	(79.18)	(92.56)
Net trading profit	399.32	52.92	40.32	52.34
Net (loss)	(232.56)	(21.09)	(38.86)	(40.22)
Net Asset Value, end of the period	$7,163.68	$951.25	$727.56	$938.33
Total Return (1)	(3.14)%	(2.17)%	(5.07)%	(4.11)%
Total Return excluding incentive fees (2)	(1.75)%	(0.83)%	(3.66)%	(2.77)%

Supplemental Data
Ratios to average net asset value
Expenses excluding incentive fees	7.57%	6.56%	9.81%	8.52%
Incentive fees	1.39%	1.34%	1.41%	1.34%

Total expenses	8.96%	7.90%	11.22%	9.86%
Net investment (loss) (3)	(7.46)%	(6.45)%	(9.70)%	(8.41)%

	Year Ended December 31, 2011
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,627.64	$992.75	$806.43	$1,019.35
Profit (loss) from operations
Net investment (loss)	(632.17)	(71.40)	(79.54)	(94.48)
Net trading profit	400.77	50.99	39.53	53.68
Net (loss)	(231.40)	(20.41)	(40.01)	(40.80)
Net Asset Value, end of the period	$7,396.24	$972.34	$766.42	$978.55
Total Return (1)	(3.03)%	(2.06)%	(4.96)%	(4.00)%
Total Return excluding incentive fees (2)	(2.30)%	(1.44)%	(4.35)%	(3.26)%

Supplemental Data
Ratios to average net asset value
Expenses excluding incentive fees	7.76%	6.77%	10.02%	8.74%
Incentive fees	0.73%	0.62%	0.61%	0.74%

Total expenses	8.49%	7.39%	10.63%	9.48%
Net investment (loss) (3)	(7.71)%	(6.72)%	(9.94)%	(8.70)%

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

Effective January 31, 2013, the Partnership terminated its agreement with DPT, allocating the share of the Partnership’s trading assets previously managed by DPT to Willowbridge as an additional allocation. On March 1, 2013, the Partnership added an additional advisor, 3D Capital Management, LLC (“3D”). The Partnership allocated approximately 7% of its trading assets equally to 3D’s Blend and Bull programs.