Form 10-Q
period 2013-03-31
BRIDGETON TACTICAL ADVISORS FUND, LP
filed 2013-05-15
CIK 794775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q
______________

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ TO ____

Commission File No. 000-23529

BRIDGETON TACTICAL ADVISORS FUND, LP

Delaware	22-678474
(a Delaware Partnership)	(I.R.S. Employer Identification No.)

4647 Saucon Creek Road, Suite 205
Center Valley, PA 18034

 (610) 366-3922

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒   NO 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(do not check if a Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

BRIDGETON TACTICAL ADVISORS FUND, LP

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF FINANCIAL CONDITION
As of March 31, 2013 (Unaudited) and December 31, 2012
____________________

	March 31,	December 31,
	2013	2012
ASSETS
Equity in futures trading accounts:
Due from brokers (including margin deposits of $1,742,578 for 2013 and $1,405,704 for 2012)	$2,336,123	$2,807,458
Net unrealized gains on open contracts	240,324	264,347
Net unrealized (losses) on open contracts	-	(42,250)
	2,576,447	3,029,555
Cash and cash equivalents	12,072,231	12,357,488
Due from general partner	30,362	-
TOTAL ASSETS	$14,679,040	$15,387,043
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES
Prepaid subscriptions	$-	$9,795
Redemptions payable	115,577	59,260
Due to General Partner	-	19,980
Other accrued expenses	66,721	68,677
Accrued incentive fees	1,000	-
Accrued management fees	28,881	23,546
TOTAL LIABILITIES	212,179	181,258
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners - Class A (1,820.6593 and 1,886.9744 fully redeemable units at March 31, 2013 and December 31, 2012, respectively)	12,706,879	13,517,686
Limited partners - Class B (1,925.0974 and 1,808.0053 fully redeemable units at March 31, 2013 and December 31, 2012, respectively)	1,758,155	1,686,224
General partner - Class A (0.2618 fully redeemable units at March 31, 2013 and December 31, 2012)	1,827	1,875
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	14,466,861	15,205,785
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$14,679,040	$15,387,043

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of March 31, 2013 (Unaudited)
____________________
LONG FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$(535)	(0.004)%
Currencies	(2,496)	(0.017)%
Energy	34,874	0.241%
Financials	31,176	0.215%
Metals	(280,606)	(1.939)%
Stock indices	9,755	0.067%
Total long futures contracts	$(207,832)	(1.437)%

SHORT FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$95,725	0.662%
Currencies	(36,409)	(0.252)%
Energy	(752)	(0.005)%
Financials	(4,579)	(0.032)%
Metals	413,652	2.860%
Stock indices	(19,481)	(0.135)%
Total short futures contracts	$448,156	3.098%
Total futures contracts	$240,324	1.661%

-------------
* No single contract’s value exceeds 5% of partners’ capital.

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED )
As of December 31, 2012
____________________
LONG FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$(3,627)	(0.024)%
Currencies	107,120	0.705%
Energy	14,886	0.098%
Financials	62,457	0.411%
Metals	(57,914)	(0.381)%
Stock indices	(315)	(0.002)%
Total long futures contracts	$122,607	0.807%

SHORT FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$98,922	0.651%
Currencies	95,099	0.625%
Energy	2,211	0.015%
Financials	(25,531)	(0.168)%
Metals	(6,502)	(0.043)%
Stock indices	(64,709)	(0.426)%
Total short futures contracts	$99,490	0.654%
Total futures contracts	$222,097	1.461%
---------
* No single contract’s value exceeds 5% of partners’ capital.

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF INCOME (LOSS)
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
____________________
	Three Months Ended March 31,
	2013	2012
NET INVESTMENT (LOSS)
Income:
Interest income	$2,617	$4,353

Expenses:
Brokerage commissions	146,746	178,028
Incentive fees	1,000	-
Management fees	71,928	87,784
Professional fees	25,630	16,561
Accounting, administrative and other expenses	20,486	48,949
Total expenses	265,790	331,322
Net investment (loss)	(263,173)	(326,969)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of futures:
Net realized (losses) on closed contracts	(139,749)	(916,758)
Change in net unrealized gains on open contracts	18,227	94,908
Net trading (losses)	(121,522)	(821,850)
NET (LOSS)	$(384,695)	$(1,148,819)
NET (LOSS) PER UNIT
(based on weighted average number of units outstanding during the period)
Class A	$(183.79)	$(465.14)
Class B - Series 1	$(22.22)	$(59.36)
Class B - Series 2	$(22.30)	$(51.17)
Class B - Series 3	$(26.45)	$(63.89)

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE )
For the Three Months Ended March 31, 2013
(Unaudited)
____________________

	CLASS A					CLASS B LIMITED PARTNERS
	General Partner		Limited Partners		Total	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Class A	Units	Amount	Units	Amount	Units	Amount	Class B	Total
PARTNERS' CAPITAL,
JANUARY 1, 2013	0.2618	$1,875	1,886.9744	$13,517,686	$13,519,561	1,613.2704	$1,534,629	147.7001	$107,461	47.0348	$44,134	$1,686,224	$15,205,785
Subscriptions	-	-	18.5023	131,271	131,271	174.6908	165,000	-	-	-	-	165,000	296,271
Redemptions	-	-	(84.8174)	(600,394)	(600,394)	(42.3687)	(39,364)	(15.2300)	(10,742)	-	-	(50,106)	(650,500)
Net (loss)	-	(48)	-	(341,684)	(341,732)	-	(38,426)	-	(3,293)	-	(1,244)	(42,963)	(384,695)
PARTNERS' CAPITAL,
MARCH 31, 2013	0.2618	$1,827	1,820.6593	$12,706,879	$12,708,706	1,745.5925	$1,621,839	132.4701	$93,426	47.0348	$42,890	$1,758,155	$14,466,861

	Net Asset Value Per Unit
	Class A		Class B, Series 1	Class B, Series 2	Class B, Series 3
January 1, 2013	$7,163.68	(1)	$951.25	$727.56	$938.33
March 31, 2013	$6,979.27	(2)	$929.11	$705.26	$911.87
(1) Based on 1,887.2362 Class A shares
(2) Based on 1,820.9211 Class A shares

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE )
For the Three Months Ended March 31, 2012
(Unaudited)
____________________

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

(1) Based on 2,219.4185 Class A shares
(2) Based on 2,155.0547 Class A shares

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
_______________

1.	BASIS OF PRESENTATION

The interim financial statements of Bridgeton Tactical Advisors Fund, LP, formerly, RFMC Tactical Advisors Fund, LP and RFMC Willowbridge Fund, L.P. (the “Partnership”), included herein, have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and Rule 8-03 of Regulation S-X may be omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.  The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report.  In the opinion of management, the financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners’ capital for the interim periods presented. The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for a full year or for any other period.

2.	PARTNERSHIP ORGANIZATION

The Partnership, a Delaware limited partnership, was organized on January 24, 1986.  Prior to March 1, 2010, Willowbridge Associates, Inc (“Willowbridge”) served as the Partnership’s sole trading advisor. Effective March 1, 2010, the Partnership added Quantitative Investment Management, LLC (“QIM”) as an additional trading advisor and effective August 1, 2011, the Partnership added DPT Capital Management, LLC ("DPT") and PJM Capital ("PJM") as trading advisors.  Effective March 1, 2013, the Partnership added 3D Capital Management, LLC (“3D Capital”) as a trading advisor (Willowbridge, QIM, DPT, PJM, and 3D Capital, collectively the “Trading Advisors”).  Effective January 31, 2013, the Partnership terminated the relationship with DPT.  From August 1, 2011 to January 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 34% to 43% to Willowbridge, 34% to 35% to QIM, 21% to 15% to PJM and 11% to 7% to DPT. From February 1, 2013 to March 1, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 47% to Willowbridge, 38% to QIM, and 15% to PJM.  Effective March 1, 2013, the Partnership allocates its trading assets to the Trading Advisors: approximately 46% to Willowbridge, 36% to QIM, 12% to PJM, and 6% to 3D Capital.  The General Partner, in the future, may change the allocation percentages between Willowbridge, QIM, PJM, and 3D Capital or allocate the Partnership’s assets to other trading strategies and investment programs.

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
In accordance with Section 5 of the Agreement, the Partnership offers separate classes of limited partnership interests, whereby interests which were issued prior to January 16, 2003 by the Partnership will be designated as Class A interests.  The Partnership also offers Class B limited partnership interests through a private offering pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended.  The Partnership will offer the Class B interests up to an aggregate of $100,000,000; provided that the General Partner may increase the amount of interests that will be offered in increments of $10,000,000 after notice to the limited partners.  Commissions for the Class B interests will differ from those of the Class A interests, but in all other respects the Class A interests and the Class B interests will be identical.  The Class A interests and Class B interests will also be traded pursuant to the same trading programs.
The Partnership shall end upon withdrawal, insolvency or dissolution of the General Partner or a decline of greater than fifty percent of the net assets of the Partnership as defined in the Agreement, or the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES

A.
Method of Reporting

The Partnership’s financial statements are prepared in accordance with U.S. GAAP.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income (loss) and expenses during the reporting period.  Actual results could differ from these estimates.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), referred to as ASC or the Codification, is the single source of U.S. GAAP.

The Partnership has elected not to provide a statement of cash flows as permitted under ASC Topic 230, Statement of Cash Flows.

B.
Cash and Cash Equivalents
The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurements and Disclosures.  At March 31, 2013 and December 31, 2012, the Partnership had investments in money market mutual funds of $12,069,411 and $12,216,656, respectively.  Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

C.
Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers at March 31, 2013 and December 31, 2012 consisted of cash on deposit with the brokers of $2,336,123 and $2,807,458, respectively.  The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

D.
Investments in Futures Contracts
Investments in futures contracts are recorded on the trade date and open contracts are stated in the financial statements at their fair value on the last business day of the reporting period, based on quoted market prices.  Accordingly, such contracts are classified as Level 1 fair value estimates under the fair value hierarchy as described within ASC Topic 820, Fair Value Measurements and Disclosures.  Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis.  Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized (losses) on closed contracts” in the Statements of Income (Loss).
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
Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss) under the caption “Change in net unrealized gains on open contracts”.  Interest income is recognized on an accrual basis.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.
Brokerage Commissions

The Class A limited partners pay to the General Partner a flat brokerage commission of 4.0% annually of the net asset value of the Class A limited partners’ capital as of the beginning of each month.  Class B limited partners pay to the General Partner a flat brokerage commission equal to the following percentages of each Series’ applicable net asset value:  Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%.  From these amounts, the General Partner paid (1) actual trading commissions incurred by the Partnership of $41,023 and $42,089 for the three months ended March 31, 2013 and 2012, respectively, and (2) 3.0% to properly registered selling agents as their ongoing compensation for servicing Class B limited partners (and to the extent the amount is less than 3%, the brokerage commissions with respect to such Class B limited partnership interests will be reduced accordingly).  Approximately 35% to 45% of the actual trading commissions incurred by the Partnership is remitted by the brokers to an Introducing Broker affiliated with Bridgeton.

Brokerage commissions charged to each Class or Series of class were as follows:

	For the Three Months Ended
	March 31,
	2013	2012
Class A	$132,311	$160,459
Class B – Series 1	12,291	12,117
Class B – Series 2	1,598	4,886
Class B – Series 3	546	566
Total	$146,746	$178,028

As of March 31, 2013 and December 31, 2012, $28,799 and $28,963, respectively, were due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership. The Partnership's reimbursement of brokerage commissions due from the General Partner at December 31, 2012 has been offset with management fees due to the General Partner, resulting in the net amount of $19,980 due to General Partner (see Note 3.H.).

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

G.
Incentive Fees

Pursuant to the Trading Advisory Agreements with Willowbridge (“Willowbridge Agreement”), QIM (“QIM Agreement”), DPT (“DPT Agreement”), PJM (“PJM Agreement”), and 3D Capital (“3D Capital Agreement”), the Trading Advisors are entitled to an incentive fee based on the New Profits or the New Net Profits, as defined in the applicable Trading Advisory Agreements, of the Partnership’s trading assets allocated to the respective Trading Advisor. The Trading Advisors earn such incentive fees on a quarterly basis, except for 3D Capital; 3D Capital is entitled to a monthly incentive fee.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.
Incentive Fees (Continued)

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

3D Capital is entitled to a monthly incentive fee of 15% of any New Net Profits (as defined in the 3D Capital Agreement) in the Partnership’s account as of each calendar month end. “New Net Profits,” for the purpose of calculating 3D Capital’s incentive fee, is defined as 1) all realized gains and losses; plus 2) the change in the value of open positions during the month; plus 3) interest earned in any account; minus 4) all commissions, transaction and other expenses incurred during the period, including management fees and accounting fees. If New Net Profits for a month are negative, no incentive fee shall be generated, and the negative amount shall constitute a "carryforward loss" for the beginning of the next month, and shall not be added to any carryforward loss since the last incentive fee was earned. 3D Capital shall not earn additional incentive fees until New Net Profits generated since the last incentive fee was earned. The effect of this calculation prevents the Advisor from earning incentive fees on the recoupment of prior losses.

There were no incentive fees earned by Willowbridge, QIM, DPT or PJM for the three months ended March 31, 2013 and 2012.  Incentive fees earned by 3D Capital were $1,000 for the three months ended March 31, 2013.  As of March 31, 2013, $1,000 was due to 3D Capital.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.
Management Fees

Effective January 1, 2012, the General Partner charges a management fee each beginning of month at 1/12 of 1% of the Partnership’s net assets as the beginning of the respective month.  For the three months ended March 31, 2013 and 2012, the Partnership recorded management fee expense earned by the General Partner of $37,549 and $44,960, respectively.

At December 31, 2012, $48,943 in management fees was due to the General Partner. Such due to the General Partner amount is reported net of brokerage commissions reimbursement due to the Partnership at December 31, 2012 (see Note 3.E.).

In addition to the management fee paid to the General Partner, the Partnership pays Willowbridge a quarterly trading advisor management fee of 0.25% (1% per year) of the net asset value of the Partnership’s trading assets allocated to Willowbridge.  These fees amounted to $19,815 and $16,204 for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013 and December 31, 2012, $19,815 and $18,173, respectively, were due to Willowbridge.  The Partnership pays PJM a monthly trading advisor management fee of 0.166% (2% per year) of the Partnership’s trading assets allocated to PJM.  These fees amounted to $12,174 and $21,838 for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013 and December 31, 2012, $7,806 and $4,236, respectively, were due to PJM.  The Partnership pays DPT a monthly trading advisor management fee of 0.083% (1% per year) of the Partnership’s trading assets allocated to DPT.  These fees amounted to $1,130 and $4,782 for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013 and December 31, 2012, $0 and $1,137, respectively, were due to DPT.  The Partnership pays 3D Capital a monthly trading advisor management fee of 0.125% (1.5% per year) of the net asset value of the Partnership’s trading assets allocated to 3D Capital.  These fees amounted to $1,260 for the three months ended March 31, 2013.  As of March 31, 2013, $1,260 was due to 3D Capital.  QIM is not paid a trading advisor management fee.

I.
Income Taxes
No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current period.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three months ended March 31, 2013 and 2012.
The Partnership files U.S. federal and state tax returns.  The 2010 through 2012 tax years generally remain subject to examination by U.S. federal and most state authorities.

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

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

L.
Foreign Currency Transactions
The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains (losses) resulting from the translation to U.S. dollars totaled $1,217 and $(156) for the three months ended March 31, 2013 and 2012, respectively, and are reported as a component of “Net realized (losses) on closed contracts” in the Statements of Income (Loss).

M.
Recently Issued Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 (“ASU 2011-11”), entitled Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial condition or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial condition. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared in accordance with International Financial Reporting Standards. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

In January 2013, the FASB issued Accounting Standards Update No. 2013-01 ("ASU 2013-01"), entitled Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which highlights the scope of transactions that arc subject to the disclosures about offsetting. The standard clarifies that ordinary trade receivables and payables are not in the scope of ASU 201l-l1, discussed above, but applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement. The standard will enable users of financial statements to understand the effect that offsetting and related arrangements have on an entity's financial position. ASU 2013-01 is effective for annual reporting periods beginning on or after January l, 2013, and interim periods within those annual periods, with required disclosures, presented/retrospectively, for all comparative periods presented.

The Partnership's adoption of ASU 2011-11 and ASU 2013-01 had no material impact on the Patrnership's financial statements. See Note 5., Derivative Instruments for disclosures required pursuant to the Partnership's adoption of ASU 2011-11 and ASU 2013-01.

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
For the Three Months Ended March 31, 2013 and 2012
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.  The Partnership recognizes transfers, if any, between fair value hierarchy levels at the beginning of the reporting period. There were no transfers into or out of the fair value hierarchy levels during the three months ended March 31, 2013 and the year ended December 31, 2012.
The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels.  Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the Statements of Financial Condition:

	As of March 31, 2013
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$700,019	$700,019	N/A	N/A
Money market mutual funds	12,069,411	12,069,411	N/A	N/A
Total investment assets	$12,769,430	$12,769,430
Liabilities
Futures contracts	$(459,695)	$(459,695)	N/A	N/A
Total investment liabilities	$(459,695)	$(459,695)

	As of December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$529,242	$529,242	N/A	N/A
Money market mutual funds	12,216,656	12,216,656	N/A	N/A
Total investment assets	$12,745,898	$12,745,898
Liabilities
Futures contracts	$(307,145)	$(307,145)	N/A	N/A
Total investment liabilities	$(307,145)	$(307,145)

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2013 and 2012
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

The Partnership's derivative contracts held at March 31, 2013 and December 31, 2012 are subject to master netting agreements with the Partnership's brokers.

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

	As of March 31, 2013
Futures contracts	Assets	Liabilities	Net
Commodities	$138,253	$(43,063)	$95,190
Currencies	12,472	(51,377)	(38,905)
Energy	41,587	(7,465)	34,122
Financials	71,780	(45,183)	26,597
Metals	415,477	(282,431)	133,046
Stock indices	20,450	(30,176)	(9,726)
Total derivative contracts	$700,019	$(459,695)	$240,324

	As of December 31, 2012
Futures contracts	Assets	Liabilities	Net
Commodities	$111,640	$(16,345)	$95,295
Currencies	229,560	(27,341)	202,219
Energy	17,878	(781)	17,097
Financials	72,645	(35,719)	36,926
Metals	78,979	(143,395)	(64,416)
Stock indices	18,540	(83,564)	(65,024)
Total derivative contracts	$529,242	$(307,145)	$222,097

The Partnership's derivative asset and liability balances, as shown above before and after the effects of offsetting, are presented in the Statements of Financial Condition as net unrealized gains on open contracts of $240,324 at March 31, 2013. At December 31, 2012, the Partnership had derivative assets of $441,130 and offsetting liabilities of $(176,783) with one broker, and derivative assets of $88,112 offsetting liabilities of $(130,362) with another broker. Such derivative assets and liabilities, net of offsets, are presented in the statements of Financial Condition as net unrealized gains on open contracts of $264,347 and net unrealized (losses) on open contracts of $(42,250), respectively at December 31, 2012.

Realized gains and losses, as well as any change in net unrealized gains or losses on open contracts from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Statements of Income (Loss).

The Partnership’s trading results and information related to the volume of the Partnership’s derivative activity by market sector were as follows:

	For the three months ended March 31, 2013
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$(75,812)	$(105)	$(75,917)	728
Currencies	414,718	(241,124)	173,594	984
Energy	46,039	17,025	63,064	372
Financials	(350,295)	(10,329)	(360,624)	2,856
Metals	(71,557)	197,462	125,905	462
Stock indices	(102,842)	55,298	(47,544)	3,492
Total gain (loss) from derivatives trading	$(139,749)	$18,227	$(121,522)	8,894

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

	For the three months ended March 31, 2012
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

The number of contracts closed for futures contracts represents the number of contract half-turns during the three months ended March 31, 2013 and 2012.

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
The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Statements of Income (Loss).  Open contracts generally mature within 90 days; as of March 31, 2013 and December 31, 2012, the latest maturity dates for open contracts are March 2014 and December 2013, respectively.

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

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

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
The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2013 and 2012.  The information has been derived from information presented in the financial statements.

	Three Months Ended March 31, 2013
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)

Net Asset Value, beginning of the period	$7,163.68	$951.25	$727.56	$938.33

(Loss) from operations
Net investment (loss)	(126.31)	(14.45)	(16.41)	(18.86)
Net trading (loss)	(58.10)	(7.69)	(5.89)	(7.60)
Net (loss)	(184.41)	(22.14)	(22.30)	(26.46)

Net Asset Value, end of the period	$6,979.27	$929.11	$705.26	$911.87

Total Return (1) (4)	(2.57)%	(2.33)%	(3.07)%	(2.82)%

Total Return excluding incentive fees (2) (4)	(2.56)%	(2.32)%	(3.06)%	(2.81)%

Supplemental Data

Ratios to average net asset value

Expenses excluding incentive fees (3) (5)	7.23%	6.32%	9.43%	8.19%
Incentive fees (4)	0.01%	0.01%	0.01%	0.01%
Total expenses	7.24%	6.33%	9.44%	8.20%
Net investment (loss) (3) (5)	(7.16)%	(6.25)%	(9.36)%	(8.12)%

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
_______________

6.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months Ended March 31, 2012
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)

Net Asset Value, beginning of the period	$7,396.24	$972.34	$766.42	$978.55

(Loss) from operations
Net investment (loss)	(132.97)	(15.30)	(17.53)	(19.98)
Net trading (loss)	(332.26)	(43.54)	(34.35)	(43.91)
Net (loss)	(465.23)	(58.84)	(51.88)	(63.89)

Net Asset Value, end of the period	$6,931.01	$913.50	$714.54	$914.66

Total Return (1) (4)	(6.29)%	(6.05)%	(6.77)%	(6.53)%

Supplemental Data

Ratios to average net asset value

Total expenses (3)	7.54%	6.64%	9.66%	8.51%
Net investment (loss) (3)	(7.45)%	(6.54)%	(9.56)%	(8.41)%

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

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bridgeton Tactical Advisors Fund, LP (the “Partnership”) engages in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts, and forward contracts (“Commodity Interests”).  The Partnership may also invest in entities (including without limitation other partnerships, separate managed accounts, exchange traded funds or other types of funds) that primarily trade in exchange traded securities, options on exchange traded securities, exchange traded funds or Commodity and Futures Contracts.   From the Partnership’s start until February 1, 2011, Ruvane Fund Management Corporation, a Delaware corporation (“Ruvane” or the “General Partner” for periods prior to March 1, 2011), was the sole general partner of the Partnership.  From that date until March 1, 2011, Bridgeton Fund Management, LLC (“Bridgeton” or the “General Partner” for periods on or after March 1, 2011) was a co-general partner of the Partnership with Ruvane.  Effective March 1, 2011, Bridgeton is the sole general partner of the Partnership.  The General Partner has selected Willowbridge Associates Inc. (“Willowbridge”), Quantitative Investment Management LLC (“QIM”), PJM Capital (“PJM”), DPT Capital Management LLC (“DPT”), and 3D Capital Management LLC (“3D Capital”), (collectively the “Advisors”) as the Partnership’s trading advisors. Certain principals of the Partnership are also principals of DPT. The Partnership's advisory agreement with DPT was discontinued effective January 31, 2013.

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

The Partnership incurs substantial charges from the payment of brokerage commissions to the General Partner, payment of management and incentive fees to Willowbridge, PJM, DPT, and 3D Capital and incentive fees to QIM , payment of management fees to the General Partner and administrative expenses. The Partnership is required to make trading profits to avoid depleting and exhausting its assets from the payment of such fees and expenses.

Since the Partnership’s inception in April 1991 through March 1, 2010, the General Partner allocated the Partnership’s capital entirely to Willowbridge’s Primary Program. On March 1, 2010, the General Partner made an allocation of $20 million (approximately 35% of the net assets of the Partnership as of March 1, 2010) to QIM’s Global Program. Effective August 1, 2011, the Partnership added DPT Capital Management, LLC (“DPT”) and PJM Capital (“PJM”) as trading advisors.  Effective March 1, 2013, the Partnership added 3D Capital Management, LLC (“3D Capital”) as a trading advisor (Willowbridge, QIM, DPT, PJM, and 3D Capital, collectively the “Trading Advisors”).  Effective January 31, 2013, the Partnership terminated the relationship with DPT. From August 1, 2011 to January 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 34% to 43% to Willowbridge, 34% to 35% to QIM, 21% to 15% to PJM and 11% to 7% to DPT. From February 1, 2013 to March 1, 2013, the Partnership allocated its trading  assets to the Trading Advisors: approximately 47% to Willowbridge, 38% to QIM, and 15% to PJM.  Effective March 1, 2013, the Partnership allocates its trading assets to the Trading Advisors: approximately 47% to Willowbridge, 38% to QIM, 12% to PJM, and 6% to 3D Capital. The General Partner believes that the combination of several investment strategies and global market exposure reduces the Partnership’s dependence on the success of any single strategy while positioning the Partnership to participate in economic trends in different markets. Nonetheless, in many cases the markets traded by the individual trading strategies overlap and the positions held by the Partnership at any particular point in time may result in different concentrations in any group of markets, which may reduce the diversification of the Partnership’s investments.  These firms offer what we believe to be unique approaches that complement each other.  Willowbridge’s Primary Program utilizes trading strategies that focus on capturing directional price movements over medium to longer term time horizons. QIM’s Global Program utilizes multiple trading strategies over various time horizons, particularly shorter timeframes.  PJM Capital began its research and proprietary test trading in 2003, culminating in new models built around volatility mean reversion and nonlinear position sizing consistent with markets as representations of Complex Adaptive Systems. DPT Capital Management’s investment approach is quantitative and highly systematic and is based on founder Prof. John M. Mulvey’s innovative risk management and portfolio allocation technology known as Dynamic Portfolio Tactics™. 3D Capital’s 3D Bull Program and 3D Blend Program employ a systematic, disciplined approach that attempts to recognize and take advantage of market trends through the use of technical analysis examining multiple asset classes price and time series, correlations and time zones in an effort to predict futures price movements in the S&P 500.

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

Investments in commodity futures, options and forward contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period. The difference between the original cost basis of the contract and fair value is recorded in income as a net unrealized gain or loss on open contracts in the Statements of Financial Condition. Realized gains and losses on closed contracts are recorded on a first-in-first-out basis. Interest income is recognized on an accrual basis. All Commodity Interests and other financial instruments are recorded at fair value in the financial statements. Fair value is based on quoted market prices or estimates of fair value.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of “Trading Profits (Losses)” in the Statements of Income (Loss). Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

For the quarter ended March 31, 2013 the Partnership had total losses comprised of net trading losses representing $(139,749) in realized losses on closed contracts, and $18,227 in change in net unrealized gains (losses) on open contracts, and $2,617 in interest income. For the same quarter in 2012, the Partnership had total losses comprised of net trading losses representing $(916,758) in realized losses on closed contracts, and $94,908 in change in net unrealized gains (losses) on open contracts, and $4,353 in interest income.

In January 2013, the Partnership had a loss. The Partnership had losses in S&P 500, global interest rates and gold; the Partnership had gains in Euro currency, Japanese yen, and energies. The Partnership recorded a net loss of $(126,127). In February 2013, trading was unprofitable as the Partnership generated losses in its Euro currency, soybean and US interest rate positions; the Partnership had some offsetting gains in metals, British pound and Canadian dollar. The Partnership recorded a net loss of $(53,394). In March 2013, trading was unprofitable. The Partnership had losses in US interest rates, Euro currency, and Japanese yen; the Partnership had some offsetting gains S&P 500, copper and wheat. The Partnership recorded a net loss of $(205,174).

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

For the quarter ended March 31, 2013, the Partnership had expenses comprised of $146,746 in brokerage commissions (including clearing and exchange fees), $1,000 in incentive fees, $71,928 in management fees, $25,630 in professional fees and $20,486 in accounting, administrative and other expenses. For the same quarter in 2012, the Partnership had expenses comprised of $178,028 in brokerage commissions (including clearing and exchange fees), $87,784 in management fees, $16,561 in professional fees and $48,949 in accounting, administrative and other expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the activity discussed above, the Partnership recorded a net loss of $(384,695) for the quarter compared to a net loss of $(1,148,819) for the same quarter in 2012.

At March 31, 2013, the net asset value of the Partnership was $14,466,861, compared to its net asset value of $15,205,785 at December 31, 2012.

During the quarter ended March 31, 2013, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of March 31, 2013 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principals of the General Partner) to allow timely decisions regarding required disclosure. During the first quarter of 2013, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The General Partner is not aware of any pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of March 31, 2013, 3,746.0185 Partnership Units were held by 270 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2013 through March 31, 2013, a total of 193.1931 Partnership Units were subscribed for the aggregate subscription amount of $296,271. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2013	$12,139
February 2013	$232,098
March 2013	$52,034

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

BRIDGETON TACTICAL ADVISORS FUND, LP

Date: May 15, 2013	By: Bridgeton Fund Management LLC Its: General Partner

By: /s/ Stephen J. Roseme Stephen J. Roseme, Chief Executive, Principal Executive Officer and Principal Financial Officer