Form 10-Q
period 2013-06-30
BRIDGETON TACTICAL ADVISORS FUND, LP
filed 2013-08-15
CIK 794775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF FINANCIAL CONDITION
As of June 30, 2013 (Unaudited) and December 31, 2012 ________________

	June 30,	December 31,
	2013	2012
ASSETS
Equity in futures trading accounts:
Due from brokers (including margin deposits of $809,166 for 2013 and $1,405,704 for 2012)	$2,743,428	$2,807,458
Net unrealized gains on open contracts	371,792	264,347
Net unrealized (losses) on open contracts	-	(42,250)
	3,115,220	3,029,555
Cash and cash equivalents	12,191,010	12,357,488

Due from general partner	23,339	-

TOTAL ASSETS	15,329,569	$15,387,043

LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES
Prepaid subscriptions	$0	$9,795
Redemptions payable	72,855	59,260
Due to General Partner	-	19,980
Other accrued expenses	54,455	68,677
Accrued incentive fees	322,446	-
Accrued management fees	27,400	23,546

TOTAL LIABILITIES	477,156	181,258

PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners - Class A (1,768.0821 and 1,886.9744 fully redeemable units at June 30, 2013 and December 31, 2012, respectively)	13,017,601	13,517,686
Limited partners - Class B (1,890.7430 and 1,808.0053 fully redeemable units at June 30, 2013 and December 31, 2012, respectively)	1,832,884	1,686,224
General partner - Class A (0.2618 fully redeemable units at June 30, 2013 and December 31, 2012, respectively)	1,928	1,875
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	14,852,413	15,205,785

TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	15,329,569	$15,387,043

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of June 30, 2013 (Unaudited) ________________

LONG FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$(8,451)	(0.057)%
Currencies	(42,474)	(0.286)%
Metals	(129,326)	(0.871)%
Stock indices	55,732	0.375%
Total long futures contracts	$(124,519)	(0.839)%

SHORT FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$26,835	0.181%
Currencies	22,770	0.153%
Financials	117,585	0.792%
Metals	336,043	2.263%
Stock indices	(6,922)	(0.047)%
Total short futures contracts	$496,311	3.342%

Total futures contracts	$371,792	2.503%

_________

* No single contract’s value exceeds 5% of partners’ capital.

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
As of December 31, 2012 ________________

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

_________

* No single contract’s value exceeds 5% of partners’ capital.

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF INCOME (LOSS)
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited) _______________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
NET INVESTMENT (LOSS)
Income:
Interest income	$1,917	$4,925	$4,534	$9,278

Expenses:
Brokerage commissions	143,049	167,861	289,795	345,889
Incentive fees	327,190	230,711	328,190	230,711
Management fees	73,583	82,662	145,511	170,446
Professional fees	31,384	31,421	57,014	47,982
Accounting, administrative and other expenses	20,984	28,447	41,470	77,396
Total expenses	596,190	541,102	861,980	872,424
Net investment (loss)	(594,273)	(536,177)	(857,446)	(863,146)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of futures:
Net realized gains on closed contracts	1,255,430	1,681,512	1,115,681	764,754
Change in net unrealized gains (losses) on open contracts	131,468	(237,460)	149,695	(142,552)
Net trading profits	1,386,898	1,444,052	1,265,376	622,202
NET INCOME (LOSS)	792,625	$907,875	407,930	$(240,944)
NET INCOME (LOSS) PER UNIT
(based on weighted average number of units outstanding during the period)
Class A	$385.13	$380.62	$191.79	$(97.71)
Class B - Series 1	$53.43	$51.37	$31.56	$(9.90)
Class B - Series 2	$35.08	$30.04	$9.67	$(31.00)
Class B - Series 3	$47.71	$46.71	$21.26	$(17.18)

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE )
For the Six Months Ended June 30, 2013
(Unaudited) _______________

	CLASS A					CLASS B LIMITED PARTNERS
	General Partner		Limited Partners		Total	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Class A	Units	Amount	Units	Amount	Units	Amount	Class B	Total
PARTNERS' CAPITAL,
JANUARY 1, 2013	0.2618	$1,875	1,886.9744	$13,517,686	$13,519,561	1,613.2704	$1,534,629	147.7001	$107,461	47.0348	$44,134	$1,686,224	$15,205,785
Subscriptions	-	-	24.6182	174,012	174,012	174.6908	165,000	-	-	-	-	165,000	339,012
Redemptions	-	-	(143.5105)	(1,024,774)	(1,024,774)	(42.3687)	(39,364)	(49.5844)	(36,176)	-	-	(75,540)	(1,100,314)
Net income	-	53	-	350,677	350,730	-	54,846	-	1,354	-	1,000	57,200	407,930
PARTNERS' CAPITAL,
JUNE 30, 2013	0.2618	$1,928	1,768.0821	$13,017,601	$13,019,529	1,745.5925	$1,715,111	98.1157	$72,639	47.0348	$45,134	$1,832,884	$14,852,413

	Net Asset Value Per Unit
	Class A		Class B, Series 1	Class B, Series 2	Class B, Series 3
January 1, 2013	$7,163.68	(1)	$951.25	$727.56	$938.33
June 30, 2013	$7,362.55	(2)	$982.54	$740.34	$959.59

_____________
(1) Based on 1,887.2362 Class A shares
(2) Based on 1,768.3439 Class A shares

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

_____________
(1) Based on 2,219.4185 Class A shares
(2) Based on 2,057.6862 Class A shares

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)
_______________

1.
BASIS OF PRESENTATION

The interim financial statements of Bridgeton Tactical Advisors Fund, LP, formerly, RFMC Tactical Advisors Fund, LP and RFMC Willowbridge Fund, L.P. (the “Partnership”), included herein, have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Rule 8-03 of Regulation S-X may be omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.  The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report.  In the opinion of management, the financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners’ capital for the interim periods presented.  The results of operations for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results to be expected for a full year or for any other period.

2.
PARTNERSHIP ORGANIZATION

The Partnership, a Delaware limited partnership, was organized on January 24, 1986.  Prior to March 1, 2010, Willowbridge Associates, Inc (“Willowbridge”) served as the Partnership’s sole trading advisor. Effective March 1, 2010, the Partnership added Quantitative Investment Management, LLC (“QIM”) as an additional trading advisor and effective August 1, 2011, the Partnership added DPT Capital Management, LLC (“DPT”) and PJM Capital (“PJM”) as trading advisors.  Effective March 1, 2013, the Partnership added 3D Capital Management, LLC (“3D Capital”) as a trading advisor (Willowbridge, QIM, DPT, PJM, and 3D Capital, collectively the “Trading Advisors”).  Effective January 31, 2013, the Partnership terminated the relationship with DPT.  From August 1, 2011 to January 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 34% to 43% to Willowbridge, 34% to 35% to QIM, 21% to 15% to PJM and 11% to 7% to DPT. From February 1, 2013 to March 1, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 47% to Willowbridge, 37% to QIM, and 15% to PJM.  Effective March 1, 2013, the Partnership allocates its trading assets to the Trading Advisors: approximately 46% to Willowbridge, 36% to QIM, 12% to PJM, and 6% to 3D Capital.  The General Partner, in the future, may change the allocation percentages between Willowbridge, QIM, PJM, and 3D Capital or allocate the Partnership’s assets to other trading strategies and investment programs.

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
For the Three and Six Months Ended June 30, 2013 and 2012
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

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurements and Disclosures.  At June 30, 2013 and December 31, 2012, the Partnership had investments in money market mutual funds of $12,071,594 and $12,216,656, respectively.  Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

C.	Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers at June 30, 2013 and December 31, 2012 consisted of cash on deposit with the brokers of $2,743,428 and $2,807,458, respectively.  The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

D.	Investments in Futures Contracts

Investments in futures contracts are recorded on the trade date and open contracts are stated in the financial statements at their fair value on the last business day of the reporting period, based on quoted market prices.  Accordingly, such contracts are classified as Level 1 fair value estimates under the fair value hierarchy as described within ASC Topic 820, Fair Value Measurements and Disclosures.  Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis.  Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized gain on closed contracts” in the Statements of Income (Loss).

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
For the Three and Six Months Ended June 30, 2013 and 2012
 (Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Brokerage Commissions

The Class A limited partners pay to the General Partner a flat brokerage commission of 4.0% annually of the net asset value of the Class A limited partners’ capital as of the beginning of each month.  Class B limited partners pay to the General Partner a flat brokerage commission equal to the following percentages of each Series’ applicable net asset value:  Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%.  From these amounts, the General Partner paid (1) actual trading commissions incurred by the Partnership of $72,832 and $113,855 for the three and six months ended June 30, 2013, respectively and $38,345 and $80,434 for the three and six months ended June 30, 2012, respectively, and (2) 3.0% to properly registered selling agents as their ongoing compensation for servicing Class B limited partners (and to the extent the amount is less than 3%, the brokerage commissions with respect to such Class B limited partnership interests will be reduced accordingly).  Approximately 35% to 45% of the actual trading commissions incurred by the Partnership is remitted by the brokers to an Introducing Broker affiliated with Bridgeton.

Brokerage commissions charged to each Class or Series of class were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Class A	$128,583	$152,248	$260,894	$312,707
Class B – Series 1	12,482	11,342	24,773	23,459
Class B – Series 2	1,434	3,718	3,032	8,604
Class B – Series 3	550	553	1,096	1,119

Total	$143,049	$167,861	$289,795	$345,889

As of June 30, 2013 and December 31, 2012, $23,339 and $28,963, respectively, were due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership. The Partnership's reimbursement of brokerage commissions due from the General Partner at December 31, 2012 has been offset with management fees due to the General Partner, resulting in the net amount of $19,980 due to General Partner (see Note 3.H.).

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

G.
Incentive Fees

Pursuant to the Trading Advisory Agreements with Willowbridge (“Willowbridge Agreement”), QIM (“QIM Agreement”), DPT (“DPT Agreement”), PJM (“PJM Agreement”) and 3D Capital (“3D Capital Agreement”), the Trading Advisors are entitled to an incentive fee based on the New Profits or the New Net Profits, as defined in the applicable Trading Advisory Agreements, of the Partnership’s trading assets allocated to the respective Trading Advisor.  The Trading Advisors earn such incentive fees on a quarterly basis, except for 3D Capital; 3D Capital is entitled to a monthly incentive fee.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2013 and 2012
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

3D Capital is entitled to a monthly incentive fee of 15% of any New Net Profits (as defined in the 3D Capital Agreement) in the Partnership’s account as of each calendar month end. “New Net Profits,” for the purpose of calculating 3D Capital’s incentive fee, is defined as 1) all realized gains and losses; plus 2) the change in value of open positions during the month; plus 3) interest earned in any account; minus 4) all commissions, transaction and other expenses incurred during the period, including the management fees and accounting fees.  If New Net Profits for a month are negative, no incentive fee shall be generated and the negative amount shall constitute a “carryforward loss” for the beginning of the next month and shall be added to any carryforward loss since the last incentive fee was earned.  3D Capital shall not earn additional incentive fees until New Net Profits generated since the last incentive fee was earned exceed the aggregate carryforward loss recognized since the last incentive fee was earned.  The effect of this calculation prevents 3D Capital from earning incentive fees on the recoupment of prior losses.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2013 and 2012
 (Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.
Incentive Fees (Continued)

There were no incentive fees earned by DPT or PJM for the three or six months ended June 30, 2013 and 2012.  Incentive fees earned by Willowbridge were $319,982 for the three and six months ended June 30, 2013, respectively.  There were no incentive fees earned by Willowbridge for the three and six months ended June 30, 2012.  Incentive fees earned by 3D Capital were $7,208 and $8,208 for the three and six months ended June 30, 2013, respectively.  There were no incentive fees earned by QIM for the three or six months ended June 30, 2013.  Incentive fees earned by QIM totaled $ $230,711 for the three and six months ended June 30, 2012    As of June 30, 2013, $319,982 and $2,464 were due to was due to Willowbridge and 3D Capital, respectively.

H.	Management Fees

Effective January 1, 2012, the General Partner charges a management fee each beginning of month at 1/12 of 1% of the Partnership’s net assets as the beginning of the respective month.  For the three and six months ended June 30, 2013, the Partnership recorded management fee expense earned by the General Partner of $36,605 and $74,154, respectively, and of $42,563 and $87,523 for the three and six months ended June 30, 2012, respectively.

At December 31, 2012, $48,943 in management fees was due to the General Partner. Such due to the General Partner amount is reported net of brokerage commission reimbursement due to the Partnership at December 31, 2012 (see Note 3.E.).

In addition to the management fee paid to the General Partner, the Partnership pays Willowbridge a quarterly trading advisor management fee of 0.25% (1% per year) of the net asset value of the Partnership’s trading assets allocated to Willowbridge.  These fees amounted to $22,670 and $42,485 for the three and six months ended June 30, 2013, respectively, and $17,552 and $33,756 for the three and six months ended June 30, 2012, respectively.  As of June 30, 2013 and December 31, 2012, $22,670 and $18,173, respectively, were due to Willowbridge.  The Partnership pays PJM a monthly trading advisor management fee of 0.166% (2% per year) of the Partnership’s trading assets allocated to PJM.  These fees amounted to $10,428 and $22,602 for the three and six months ended June 30, 2013, respectively, and $18,999 and $40,837 for the three and six months ended June 30, 2012, respectively.  As of June 30, 2013 and December 31, 2012, $3,407 and $4,236, respectively, were due to PJM.  The Partnership paid DPT a monthly trading advisor management fee of 0.083% (1% per year) of the Partnership’s trading assets allocated to DPT.  These fees amounted to $0 and $1,130 for the three months and six ended June 30, 2013, respectively and $3,548 and $8,330 for the three and six months ended June 30, 2012, respectively.  As of June 30, 2013 and December 31, 2012, $0 and $1,137, respectively, were due to DPT.  The Partnership pays 3D Capital a monthly trading advisor management fee of 0.125% (1.5% per year) of the net asset value of the Partnership’s trading assets allocated to 3D Capital.  These fees amounted to $3,880 and $5,140 for the three and six months ended June 30, 2013, respectively.  As of June 30, 2013, $1,323 was due to 3D Capital.  QIM is not paid a trading advisor management fee.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2013 and 2012
 (Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

I.	Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current period.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three and six months ended June 30, 2013 and 2012.

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

L.	Foreign Currency Transaction

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains (losses) resulting from the translation to U.S. dollars totaled $(440) and $777 for the three and six months ended June 30, 2013, respectively, and totaled $2,438 and $2,282 for the three and six months ended June 30, 2012, respectively, and are reported as a component of “Net realized gains on closed contracts” in the Statements of Income (Loss).

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
For the Three and Six Months Ended June 30, 2013 and 2012
 (Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

M.	Recently Issued Accounting Pronouncements (continued)

In January 2013, the FASB issued Accounting Standards Update No. 2013-01, (“ASU 2013-01”) entitled Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which highlights the scope of transactions that are subject to the disclosures about offsetting.  The standard clarifies that ordinary trade receivables and payables are not in the scope of ASU 2011-11, discussed above, but applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement.  The standard will enable users of financial statements to understand the effect that offsetting and related arrangements have on an entity’s financial position.  ASU 2013-01 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, with required disclosures, presented retrospectively, for all comparative periods presented.

The Partnership’s adoption of ASU 2011-11 and ASU 2013-01 had no material impact on the Partnership’s financial statements.  See Note 5., Derivative Instruments for disclosures required pursuant to the Partnership’s adoption of ASU 2011-11 and ASU 2013-01.

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
For the Three and Six Months Ended June 30, 2013 and 2012
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.  The Partnership recognizes transfers, if any, between fair value hierarchy levels at the beginning of the reporting period. There were no transfers into or out of the fair value hierarchy levels during the three and six months ended June 30, 2013 and the year ended December 31, 2012.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels.  Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the Statements of Financial Condition:

	As of June 30, 2013
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$572,434	$572,434	N/A	N/A
Money market mutual funds	12,071,594	12,071,594	N/A	N/A
Total investment assets	$12,644,028	$12,644,028
Liabilities
Futures contracts	$(200,642)	$(200,642)	N/A	N/A
Total investment liabilities	$(200,642)	$(200,642)

	As of December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$529,242	$529,242	N/A	N/A
Money market mutual funds	12,216,656	12,216,656	N/A	N/A
Total investment assets	$12,745,898	$12,745,898
Liabilities
Futures contracts	$(307,145)	$(307,145)	N/A	N/A
Total investment liabilities	$(307,145)	$(307,145)

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2013 and 2012
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

The Partnership’s derivative contracts held at June 30, 2013 and December 31, 2012 are subject to master netting agreements with the Partnership’s broker.

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

	As of June 30, 2013
Futures contracts	Assets	Liabilities	Net
Commodities	$27,105	$(8,721)	$18,384
Currencies	22,770	(42,474)	(19,704)
Financials	124,264	(6,679)	117,585
Metals	342,004	(135,287)	206,717
Stock indices	56,291	(7,481)	48,810
Total derivative contracts	$572,434	$(200,642)	$371,792

	As of December 31, 2012
Futures contracts	Assets	Liabilities	Net
Commodities	$111,640	$(16,345)	$95,295
Currencies	229,560	(27,341)	202,219
Energy	17,878	(781)	17,097
Financials	72,645	(35,719)	36,926
Metals	78,979	(143,395)	(64,416)
Stock indices	18,540	(83,564)	(65,024)
Total derivative contracts	$529,242	$(307,145)	$222,097

The Partnership’s derivative asset and liability balances, as shown above before and after the effects of offsetting, are presented in the Statement of Financial Condition as net unrealized gain on open contracts of $371,792 at June 30, 2013.  At December 31, 2012, the Partnership had derivative assets of $441,130 and offsetting liabilities of $(176,783) with one broker, and derivative assets of $88,112 offsetting liabilities of $(130,362) with another broker.  Such derivative assets and liabilities, net of offsets, are presented at December 31, 2012 as net unrealized gains on open contracts of $264,347 and net unrealized (losses) on open contracts of $(42,250), respectively, at December 31, 2012.

Realized gains and losses, as well as any change in net unrealized gains or losses on open contracts from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Statements of Income (Loss).

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)
_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

The Partnership’s trading results and information related to the volume of the Partnership’s derivative activity by market sector were as follows:

	For the three months ended June 30, 2013
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$(59,333)	$(76,806)	$(136,139)	1,118
Currencies	(155,639)	19,201	(136,438)	1,160
Energy	(77,208)	(34,122)	(111,330)	536
Financials	283,238	90,988	374,226	2,628
Metals	545,571	73,671	619,242	852
Stock indices	718,801	58,536	777,337	9,026
Total gain (loss) from derivatives trading	$1,255,430	$131,468	$1,386,898	15,320

	For the six months ended June 30, 2013
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$(135,145)	$(76,911)	$(212,056)	1,846
Currencies	259,079	(221,923)	37,156	2,144
Energy	(31,169)	(17,097)	(48,266)	908
Financials	(67,057)	80,659	13,602	5,484
Metals	474,014	271,133	745,147	1,314
Stock indices	615,959	113,834	729,793	12,518
Total gain (loss) from derivatives trading	$1,115,681	$149,695	$1,265,376	24,214

	For the three months ended June 30, 2012
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$105,810	$(222,597)	$(116,787)	1,536
Currencies	44,562	(67,563)	(23,001)	1,530
Energy	414,410	(63,608)	350,802	634
Financials	899,324	13,366	912,690	2,776
Metals	(29,252)	16,539	(12,713)	372
Stock indices	246,658	86,403	333,061	2,122
Total gain (loss) from derivatives trading	$1,681,512	$(237,460)	$1,444,052	8,970

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2013 and 2012
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

The number of contracts closed for futures contracts represents the number of contract half-turns during the three and six months ended June 30, 2013 and 2012.

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

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Statements of Income (Loss).  Open contracts generally mature within 90 days; as of June 30, 2013 and December 31, 2012, the latest maturity date for open contracts is December 2013.

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
For the Three and Six Months Ended June 30, 2013 and 2012
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

The following information presents per unit operating performance data and other supplemental financial data for the three and six months ended June 30, 2013 and 2012.  The information has been derived from information presented in the financial statements.

	Three Months Ended June 30, 2013
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$6,979.27	$929.11	$705.26	$911.87
Profit from operations
Net investment (loss)	(291.66)	(36.44)	(33.00)	(40.37)
Net trading profit	674.94	89.87	68.08	88.09
Net profit	383.28	53.43	35.08	47.72
Net Asset Value, end of the period	$7,362.55	$982.54	$740.34	$959.59
Total Return (1) (4)	5.49%	5.75%	4.97%	5.23%
Total Return excluding incentive fees (2) (4)	7.72%	7.96%	7.34%	7.44%

Supplemental Data
Ratios to average net asset value
Expenses excluding incentive fees (3)(5)	7.43%	6.40%	10.05%	8.39%
Incentive fees(4)	2.23%	2.21%	2.37%	2.21%

Total expenses	9.66%	8.61%	12.42%	10.60%
Net investment (loss) (3)(5)	(7.37)%	(6.34)%	(9.99)%	(8.33)%

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2013 and 2012
 (Unaudited)
_______________

6.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Six Months Ended June 30, 2013
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,163.68	$951.25	$727.56	$938.33
(Loss) from operations
Net investment (loss)	(415.19)	(50.99)	(48.51)	(59.23)
Net trading profit	614.06	82.28	61.29	80.49
Net profit	198.87	31.29	12.78	21.26
Net Asset Value, end of the period	$7,362.55	$982.54	$740.34	$959.59
Total Return (1) (4)	2.78%	3.29%	1.76%	2.27%
Total Return excluding incentive fees (2) (4)	4.99%	5.56%	3.96%	4.50%

Supplemental Data
Ratios to average net asset value
Expenses excluding incentive fees (3)(5)	7.31%	6.35%	9.68%	8.26%
Incentive fees(4)	2.21%	2.27%	2.20%	2.23%

Total expenses	9.52%	8.62%	11.88%	10.49%
Net investment (loss) (3)(5)	(7.25)%	(6.29)%	(9.61)%	(8.20)%

	Three Months Ended June 30, 2012
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$6,931.01	$913.50	$714.54	$914.66
Profit from operations
Net investment (loss)	(225.58)	(27.38)	(26.17)	(32.07)
Net trading profit	597.39	78.76	60.81	78.78
Net profit	371.81	51.38	34.64	46.71
Net Asset Value, end of the period	$7,302.82	$964.88	$749.18	$961.37
Total Return (1) (4)	5.36%	5.62%	4.85%	5.11%
Total Return excluding incentive fees (2) (4)	6.73%	6.97%	6.13%	6.46%

Supplemental Data
Ratios to average net asset value
Expenses excluding incentive fees (3)(5)	7.39%	6.34%	9.61%	8.30%
Incentive fees(4)	1.37%	1.35%	1.28%	1.35%

Total expenses	8.76%	7.69%	10.89%	9.65%
Net investment (loss) (3)(5)	(7.28)%	(6.22)%	(9.49)%	(8.18)%

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2013 and 2012
 (Unaudited)
_______________

6.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Six Months Ended June 30, 2012
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,396.24	$972.34	$766.42	$978.55
(Loss) from operations
Net investment (loss)	(357.10)	(42.47)	(42.65)	(52.05)
Net trading profit	263.68	35.01	25.41	34.87
Net (loss)	(93.42)	(7.46)	(17.24)	(17.18)
Net Asset Value, end of the period	$7,302.82	$964.88	$749.18	$961.37
Total Return (1) (4)	(1.26)%	(0.77)%	(2.25)%	(1.76)%
Total Return excluding incentive fees (2) (4)	0.07%	0.55%	(1.14)%	(0.42)%

Supplemental Data
Ratios to average net asset value
Expenses excluding incentive fees (3)(5)	7.44%	6.45%	9.69%	8.36%
Incentive fees(4)	1.33%	1.32%	1.11%	1.34%

Total expenses	8.77%	7.77%	10.80%	9.70%
Net investment (loss) (3)(5)	(7.33)%	(6.35)%	(9.58)%	(8.26)%

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

* * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bridgeton Tactical Advisors Fund, LP (the “Partnership”) engages in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts, and forward contracts (“Commodity Interests”).  The Partnership may also invest in entities (including without limitation other partnerships, separate managed accounts, exchange traded funds or other types of funds) that primarily trade in exchange traded securities, options on exchange traded securities, exchange traded funds or Commodity and Futures Contracts.   From the Partnership’s start until February 1, 2011, Ruvane Fund Management Corporation, a Delaware corporation (“Ruvane” or the “General Partner” for periods prior to March 1, 2011), was the sole general partner of the Partnership.  From that date until March 1, 2011, Bridgeton Fund Management, LLC (“Bridgeton” or the “General Partner” for periods on or after March 1, 2011) was a co-general partner of the Partnership with Ruvane.  Effective March 1, 2011, Bridgeton is the sole general partner of the Partnership.  The General Partner has selected Willowbridge Associates Inc. (“Willowbridge”), Quantitative Investment Management LLC (“QIM”), PJM Capital (“PJM”), DPT Capital Management LLC (“DPT”), and 3D Capital Management LLC (“3D Capital”), (collectively the “Advisors”) as the Partnership’s trading advisors.  Certain principals of the Partnership are also principals of DPT.  The Partership’s advisory agreement with DPT was discontinued effective January 31, 2013.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012

For the quarter ended June 30, 2013 the Partnership had total gains comprised of net trading gains representing $1,255,430 in realized gains on closed contracts, and $131,468 in change in net unrealized gains (losses) on open contracts, and $1,917 in interest income. For the same quarter in 2012 the Partnership had total gains comprised of net trading gains representing $1,681,512 in realized gains on closed contracts, and $(237,460) in change in net unrealized gains (losses) on open contracts, and $4,925 in interest income.

In April 2013, the Partnership had a gain.  The Partnership had gains in emini S&P Index, silver and US bonds; the Partnership had some offsetting losses in gold, the euro currency and crude oil. The Partnership recorded a net gain of $440,947. In May 2013, trading was profitable as the Partnership generated gains in the emini S&P Index, Japanese bonds and the Australian dollar; the Partnership had losses in US interest rate products and coffee.  The Partnership recorded a net gain of $141,867.  In June 2013, trading was profitable.  The Partnership had profitable positions in the emini S&P Index, gold and silver; the Partnership recorded offsetting losses in its foreign currency positions.  The Partnership recorded a net gain of $209,811.

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

For the quarter ended June 30, 2013, the Partnership had expenses comprised of $143,049 in brokerage commissions (including clearing and exchange fees), $327,190 in incentive fees, $73,583 in management fees, $31,384 in professional fees and $20,984 in accounting, administrative and other expenses. For the same quarter in 2012, the Partnership had expenses comprised of $167,861 in brokerage commissions (including clearing and exchange fees), $230,711 in incentive fees, $82,662 in management fees, $31,421 in professional fees, and $28,447 in accounting, administrative fees and other expenses.  Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the activity discussed above, the Partnership recorded a net gain of $792,625 for the quarter compared to a net gain of $907,875 for the same quarter in 2012.

At June 30, 2013, the net asset value of the Partnership was $14,852,413, compared to its net asset value of $15,205,785 at December 31, 2012.

During the quarter ended June 30, 2013, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material.

Comparison of the Six Months Ended June 30, 2013 and 2012

For the six months ended June 30, 2013, the Partnership had total gains comprised of net trading gains representing $1,115,681 in realized gains on closed contracts, and $149,695 in change in net unrealized gains (losses) on open contracts, and $4,534 in interest income. For the same period in 2012 the Partnership had total losses comprised of net trading gains representing $764,754 in realized gains on closed contracts, and $(142,552) in change in net unrealized gains (losses) on open contracts, and $9,278 in interest income.

In January 2013, the Partnership had a loss. The Partnership had losses in S&P 500, global interest rates and gold; the Partnership had gains in euro currency, Japanese yen, and energies. The Partnership recorded a net loss of $(126,127). In February 2013, trading was unprofitable as the Partnership generated losses in its euro currency, soybean and US interest rate positions; the Partnership had some offsetting gains in metals, British pound and Canadian dollar. The Partnership recorded a net loss of $(53,394). In March 2013, trading was unprofitable. The Partnership had losses in US interest rates, euro currency, and Japanese yen; the Partnership had some offsetting gains S&P 500, copper and wheat. The Partnership recorded a net loss of $(205,174).  In April 2013, the Partnership had a gain.  The Partnership had gains in emini S&P Index, silver and US bonds; the Partnership had some offsetting losses in gold, the euro currency and crude oil. The Partnership recorded a net gain of $440,947. In May 2013, trading was profitable as the Partnership generated gains in the emini S&P Index, Japanese bonds and the Australian dollar; the Partnership had losses in US interest rate products and coffee.  The Partnership recorded a net gain of $141,867.  In June 2013, trading was profitable.  The Partnership had profitable positions in the emini S&P Index, gold and silver; the Partnership recorded offsetting losses in its foreign currency positions.  The Partnership recorded a net gain of $209,811.

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

For the six months ended June 30, 2013, the Partnership had expenses comprised of $289,795 in brokerage commissions (including clearing and exchange fees), $328,190 in incentive fees, $145,511 in management fees, $57,014 in professional fees, and $41,470 in accounting, administrative fees and other expenses. For the same six month period in 2012, the Partnership had expenses comprised of $345,889 in brokerage commissions (including clearing and exchange fees), $230,711 in incentive fees, $170,446 in management fees, $47,982 in professional fees, and $77,396 in accounting, administrative fees and other expenses. Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net gain of $407,930 for the six months ended June 30, 2013, as compared to a net loss of $(240,944) for the same period in 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of June 30, 2013 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principals of the General Partner) to allow timely decisions regarding required disclosure. During the second quarter of 2013, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The General Partner is not aware of any pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of June 30, 2013, 3,659.0869 Partnership Units were held by 259 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2013 through June 30, 2013, a total of 199.3090 Partnership Units were subscribed for the aggregate subscription amount of $339,012. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2013	$12,139
February 2013	$232,098
March 2013	$52,034
April 2013	$41,092
May 2013	$840
June 2013	$809

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

BRIDGETON TACTICAL ADVISORS FUND, LP

Date: August 14, 2013	By: Bridgeton Fund Management LLC Its: General Partner

By: /s/ Stephen J. Roseme Stephen J. Roseme, Chief Executive, Principal Executive Officer and Principal Financial Officer