Form 10-Q
period 2013-09-30
BRIDGETON TACTICAL ADVISORS FUND, LP
filed 2013-11-14
CIK 794775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q
______________

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

YES ☐  NO ☒

BRIDGETON TACTICAL ADVISORS FUND, LP

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF FINANCIAL CONDITION
As of September 30, 2013 (Unaudited) and December 31, 2012
_______________

	September 30,	December 31,
	2013	2012
ASSETS
Equity in futures trading accounts:
Due from brokers (including margin deposits of $1,217,539 for 2013 and $1,405,704 for 2012)	$2,087,239	$2,807,458
Net unrealized gains on open contracts	47,779	264,347
Net unrealized (losses) on open contracts	(17,465)	(42,250)
	2,117,553	3,029,555
Cash and cash equivalents	11,293,761	12,357,488
Due from general partner	17,497	-
TOTAL ASSETS	$13,428,811	$15,387,043
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES
Prepaid subscriptions	$0	$9,795
Redemptions payable	100,701	59,260
Due to General Partner	-	19,980
Other accrued expenses	47,546	68,677
Accrued incentive fees	1,791	-
Accrued management fees	24,249	23,546
TOTAL LIABILITIES	174,287	181,258
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners - Class A (1,732.4518 and 1,886.9744 fully redeemable units
at September 30, 2013 and December 31, 2012, respectively)	11,695,495	13,517,686
Limited partners - Class B (1,750.2014 and 1,808.0053 fully redeemable units
at September 30, 2013 and December 31, 2012, respectively)	1,557,261	1,686,224
General partner - Class A (0.2618 fully redeemable units
at September 30, 2013 and December 31, 2012, respectively)	1,768	1,875
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	13,254,524	15,205,785
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$13,428,811	$15,387,043

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of September 30, 2013 (Unaudited)
_______________

LONG FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$26,322	0.199%
Currencies	96,839	0.731%
Energy	266	0.002%
Financials	54,581	0.412%
Metals	13,195	0.100%
Stock indices	(101,132)	(0.764)%
Total long futures contracts	$90,071	0.680%

SHORT FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$10,778	0.081%
Energy	18,899	0.143%
Financials	(41,220)	(0.311)%
Metals	(47,264)	(0.357)%
Stock indices	(950)	(0.007)%
Total short futures contracts	$(59,757)	(0.451)%
Total futures contracts	$30,314	0.229%

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

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)
_______________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
NET INVESTMENT (LOSS)
Income:
Interest income	$1,412	$4,840	$5,946	$14,118

Expenses:
Brokerage commissions	138,956	165,560	428,751	511,449
Incentive fees	1,791	-	329,981	230,711
Management fees	64,823	78,373	210,334	248,819
Professional fees	31,460	33,181	88,474	81,163
Accounting, administrative and other expenses	22,900	18,011	64,370	95,407
Total expenses	259,930	295,125	1,121,910	1,167,549
Net investment (loss)	(258,518)	(290,285)	(1,115,964)	(1,153,431)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of futures:
Net realized gains (losses) on closed contracts	(618,880)	93,463	496,801	858,217
Change in net unrealized gains (losses) on open contracts	(341,478)	147,905	(191,783)	5,353
Net trading profits (losses)	(960,358)	241,368	305,018	863,570
NET (LOSS)	$(1,218,876)	$(48,917)	$(810,946)	$(289,861)
NET (LOSS) PER UNIT
(based on weighted average number of units outstanding during the period)
Class A	$(611.51)	$(22.59)	$(401.83)	$(121.29)
Class B - Series 1	$(80.06)	$(0.73)	$(45.29)	$(10.74)
Class B - Series 2	$(65.00)	$(4.42)	$(39.84)	$(37.62)
Class B - Series 3	$(81.99)	$(5.53)	$(60.73)	$(22.71)

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2013
(Unaudited)
_______________

	CLASS A					CLASS B LIMITED PARTNERS
	General Partner		Limited Partners		Total	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Class A	Units	Amount	Units	Amount	Units	Amount	Class B	Total
PARTNERS' CAPITAL,
Janauary 1, 2013	0.2618	$1,875	1,886.9744	$13,517,686	$13,519,561	1,613.2704	$1,534,629	147.7001	$107,461	47.0348	$44,134	$1,686,224	$15,205,785
Subscriptions	-	-	42.1873	296,405	296,405	174.6908	165,000	-	-	-	-	165,000	461,405
Redemptions	-	-	(196.7099)	(1,393,041)	(1,393,041)	(182.9103)	(172,503)	(49.5844)	(36,176)	-	-	(208,679)	(1,601,720)
Net (loss)	-	(107)	-	(725,555)	(725,662)	-	(77,405)	-	(5,023)	-	(2,856)	(85,284)	(810,946)
PARTNERS' CAPITAL,
September 30, 2013	0.2618	$1,768	1,732.4518	$11,695,495	$11,697,263	1,605.0509	$1,449,721	98.1157	$66,262	47.0348	$41,278	$1,557,261	$13,254,524

	Net Asset Value Per Unit
	Class A		Class B, Series 1	Class B, Series 2	Class B, Series 3
January 1, 2013	$7,163.68	(1)	$951.25	$727.56	$938.33
September 30, 2013	$6,750.83	(2)	$903.22	$675.35	$877.61

_______________
(1)      Based on 1,887.2362 Class A shares

(2)      Based on 1,732.7136 Class A shares

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2012
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

__________________
(1)      Based on 2,219.4185 Class A shares

(2)      Based on 1,988.4986 Class A shares

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)
_______________

1.	BASIS OF PRESENTATION

The interim financial statements of Bridgeton Tactical Advisors Fund, LP, formerly, RFMC Tactical Advisors Fund, LP and RFMC Willowbridge Fund, L.P. (the “Partnership”), included herein, have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Rule 8-03 of Regulation S-X may be omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC. The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report. In the opinion of management, the financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners’ capital for the interim periods presented. The results of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for a full year or for any other period.

2.	PARTNERSHIP ORGANIZATION

The Partnership, a Delaware limited partnership, was organized on January 24, 1986. Prior to March 1, 2010, Willowbridge Associates, Inc (“Willowbridge”) served as the Partnership’s sole trading advisor. Effective March 1, 2010, the Partnership added Quantitative Investment Management, LLC (“QIM”) as an additional trading advisor and effective August 1, 2011, the Partnership added DPT Capital Management, LLC (“DPT”) and PJM Capital (“PJM”) as trading advisors. Effective March 1, 2013, the Partnership added 3D Capital Management, LLC (“3D Capital”) as a trading advisor (Willowbridge, QIM, DPT, PJM, and 3D Capital, collectively the “Trading Advisors”). Effective January 31, 2013, the Partnership terminated the relationship with DPT and effective July 1, 2013, the Partnership terminated the relationship with PJM. From August 1, 2011 to January 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 34% to 43% to Willowbridge, 34% to 35% to QIM, 21% to 15% to PJM and 11% to 7% to DPT. From February 1, 2013 to March 1, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 47% to Willowbridge, 38% to QIM, and 15% to PJM. From March 1, 2013, to June 30, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 46% to Willowbridge, 36% to QIM, 12% to PJM, and 6% to 3D Capital. Effective July 1, 2013, the Partnership allocates its trading assets to the Trading Advisors: approximately 53% to Willowbridge, 35% to QIM, and 12% to 3D Capital. The General Partner, in the future, may change the allocation percentages between Willowbridge, QIM, and 3D Capital or allocate the Partnership’s assets to other trading strategies and investment programs.

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
For the Three and Nine Months Ended September 30, 2013 and 2012
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

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurements and Disclosures.  At September 30, 2013 and December 31, 2012, the Partnership had investments in money market mutual funds of $11,273,068 and $12,216,656, respectively.  Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

C.	Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers at September 30, 2013 and December 31, 2012 consisted of cash on deposit with the brokers of $2,087,239 and $2,807,458, respectively.  The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

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
For the Three and Nine Months Ended September 30, 2013 and 2012
 (Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Brokerage Commissions

The Class A limited partners pay to the General Partner a flat brokerage commission of 4.0% annually of the net asset value of the Class A limited partners’ capital as of the beginning of each month.  Class B limited partners pay to the General Partner a flat brokerage commission equal to the following percentages of each Series’ applicable net asset value:  Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%.  From these amounts, the General Partner paid (1) actual trading commissions incurred by the Partnership of $72,224 and $186,079 for the three and nine months ended September 30, 2013, respectively and $25,892 and $106,326 for the three and nine months ended September 30, 2012, respectively, and (2) 3.0% to properly registered selling agents as their ongoing compensation for servicing Class B limited partners (and to the extent the amount is less than 3%, the brokerage commissions with respect to such Class B limited partnership interests will be reduced accordingly).  Approximately 35% to 45% of the actual trading commissions incurred by the Partnership is remitted by the brokers to an Introducing Broker affiliated with Bridgeton.

Brokerage commissions charged to each Class or Series of class were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Class A	$125,528	$150,370	$386,422	$463,077
Class B – Series 1	11,827	11,457	36,600	34,916
Class B – Series 2	1,054	3,166	4,086	11,770
Class B – Series 3	547	567	1,643	1,686
Total	$138,956	$165,560	$428,751	$511,449

As of September 30, 2013 and December 31, 2012, $17,547 and $28,963, respectively, were due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership. The Partnership's reimbursement of brokerage commissions due from the General Partner at December 31, 2012 has been offset with management fees due to the General Partner, resulting in the net amount of $19,980 due to General Partner (see Note 3.H.).

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
For the Three and Nine Months Ended September 30, 2013 and 2012
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

3D Capital trades allocated assets pursuant to two separate trading programs. 3D Capital is entitled to a monthly incentive fee of 15% of any New Net Profits (as defined in the 3D Capital Agreement) in the Partnership’s account for the respective trading program as of each calendar month end. “New Net Profits,” for the purpose of calculating 3D Capital’s incentive fee, is defined as 1) all realized gains and losses; plus 2) the change in value of open positions during the month; plus 3) interest earned in any account; minus 4) all commissions, transaction and other expenses incurred during the period, including the management fees and accounting fees.  If New Net Profits for a month are negative, no incentive fee shall be generated and the negative amount shall constitute a “carryforward loss” for the beginning of the next month and shall be

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2013 and 2012
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

There were no incentive fees earned by DPT or PJM for the three or nine months ended September 30, 2013 and 2012.  Incentive fees earned by Willowbridge were $0 and $319,982 for the three and nine months ended September 30, 2013, respectively.  There were no incentive fees earned by Willowbridge for the three and nine months ended September 30, 2012.  Incentive fees earned by 3D Capital were $1,791 and $9,999 for the three and nine months ended September 30, 2013, respectively.  There were no incentive fees earned by QIM for the three or nine months ended September 30, 2013.  Incentive fees earned by QIM totaled $0 and $230,711 for the three and nine months ended September 30, 2012. As of September 30, 2013, $1,791 was due to 3D Capital.

H.	Management Fees

Effective January 1, 2012, the General Partner charges a management fee each beginning of month at 1/12 of 1% of the Partnership’s net assets at the beginning of the respective month.  For the three and nine months ended September 30, 2013, the Partnership recorded management fee expense earned by the General Partner of $35,571 and $109,725, respectively, and of $42,046 and $129,569 for the three and nine months ended September 30, 2012, respectively.

At December 31, 2012, $48,943 in management fees was due to the General Partner. Such due to the General Partner amount is reported net of brokerage commission reimbursement due to the Partnership at December 31, 2012 (see Note 3.E.).

In addition to the management fee paid to the General Partner, the Partnership pays Willowbridge a quarterly trading advisor management fee of 0.25% (1% per year) of the net asset value of the Partnership’s trading assets allocated to Willowbridge.  These fees amounted to $21,700 and $64,185 for the three and nine months ended September 30, 2013, respectively, and $18,245 and $52,001 for the three and nine months ended September 30, 2012, respectively.  As of September 30, 2013 and December 31, 2012, $21,700 and $18,173, respectively, were due to Willowbridge.  The Partnership paid PJM a monthly trading advisor management fee of 0.166% (2% per year) of the Partnership’s trading assets allocated to PJM.  These fees amounted to $0 and $22,602 for the three and nine months ended September 30, 2013, respectively, and $14,617 and $55,454 for the three and nine months ended September 30, 2012, respectively.  As of September 30, 2013 and December 31, 2012, $0 and $4,236, respectively, were due to PJM.  The Partnership paid DPT a monthly trading advisor management fee of 0.083% (1% per year) of the Partnership’s trading assets allocated to DPT.  These fees amounted to $0 and $1,130 for the three months and nine ended September 30, 2013, respectively and $3,465 and $11,795 for the three and nine months ended September 30, 2012, respectively.  As of September 30, 2013 and December 31, 2012, $0 and $1,137, respectively, were due to DPT.  The Partnership pays 3D Capital a monthly trading advisor management fee of 0.125% (1.5% per year) of the net asset value of the Partnership’s trading assets allocated to 3D Capital.  These fees amounted to $7,552 and $12,692 for the three and nine months ended September 30, 2013, respectively.  As of September 30, 2013, $2,549 was due to 3D Capital.  QIM is not paid a trading advisor management fee.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2013 and 2012
 (Unaudited)
_______________

3.          SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

I.	Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current period.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three and nine months ended September 30, 2013 and 2012.

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

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains (losses) resulting from the translation to U.S. dollars totaled $440 and $1,217 for the three and nine months ended September 30, 2013, respectively, and totaled $(360) and $1,922 for the three and nine months ended September 30, 2012, respectively, and are reported as a component of “Net realized gains (losses) on closed contracts” in the Statements of Income (Loss).

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
For the Three and Nine Months Ended September 30, 2013 and 2012
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
For the Three and Nine Months Ended September 30, 2013 and 2012
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.  The Partnership recognizes transfers, if any, between fair value hierarchy levels at the beginning of the reporting period. There were no transfers into or out of the fair value hierarchy levels during the three and nine months ended September 30, 2013 and the year ended December 31, 2012.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels.  Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the Statements of Financial Condition:

	As of September 30, 2013
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts(1)	$271,953	$271,953	N/A	N/A
Money market mutual funds	11,273,068	11,273,068	N/A	N/A
Total investment assets	$11,545,021	$11,545,021
Liabilities
Futures contracts(1)	$(241,639)	$(241,639)	N/A	N/A
Total investment liabilities	$(241,639)	$(241,639)

	As of December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts(1)	$529,242	$529,242	N/A	N/A
Money market mutual funds	12,216,656	12,216,656	N/A	N/A
Total investment assets	$12,745,898	$12,745,898
Liabilities
Futures contracts(1)	$(307,145)	$(307,145)	N/A	N/A
Total investment liabilities	$(307,145)	$(307,145)

(1) See Note 5 for the fair value by type of contract within this category.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2013 and 2012
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

The Partnership’s derivative contracts held at September 30, 2013 and December 31, 2012 are subject to master netting agreements with the Partnership’s broker.

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

	As of September 30, 2013
Futures contracts	Assets	Liabilities	Net
Commodities	$59,799	$(22,699)	$37,100
Currencies	101,259	(4,420)	96,839
Energy	26,033	(6,868)	19,165
Financials	61,992	(48,631)	13,361
Metals	21,442	(55,511)	(34,069)
Stock indices	1,428	(103,510)	(102,082)
Total derivative contracts	$271,953	$(241,639)	$30,314

	As of December 31, 2012
Futures contracts	Assets	Liabilities	Net
Commodities	$111,640	$(16,345)	$95,295
Currencies	229,560	(27,341)	202,219
Energy	17,878	(781)	17,097
Financials	72,645	(35,719)	36,926
Metals	78,979	(143,395)	(64,416)
Stock indices	18,540	(83,564)	(65,024)
Total derivative contracts	$529,242	$(307,145)	$222,097

At September 30, 2013, the Partnership had derivative assets of $67,612 and offsetting liabilities of $(85,077) with ADM Investor Services, Inc., and derivative assets of $204,341 offsetting liabilities of $(156,562) with Newedge USA, LLC.  The Partnership’s derivative asset and liability balances, as shown above before and after the effects of offsetting, are presented in the Statement of Financial Condition as net unrealized gain on open contracts of $47,779 and net unrealized (losses) on open contracts of $(17,465), respectively, at September 30, 2013.  At December 31, 2012, the Partnership had derivative assets of $441,130 and offsetting liabilities of $(176,783) with Newedge USA, LLC, and derivative assets of $88,112 offsetting liabilities of $(130,362) with ADM Investor Services, Inc.  Such derivative assets and liabilities, net of offsets, are presented at December 31, 2012 as net unrealized gains on open contracts of $264,347 and net unrealized (losses) on open contracts of $(42,250), respectively, at December 31, 2012. The Partnership had cash margin balances on deposit with Newedge USA, LLC and ADM Investor Services, Inc. in excess of its liabilities with each respective counterparty at September 30, 2013 and December 31, 2012.

Realized gains and losses, as well as any change in net unrealized gains or losses on open contracts from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Statements of Income (Loss).

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)
_______________

5.                 DERIVATIVE INSTRUMENTS (CONTINED)

The Partnership’s trading results and information related to the volume of the Partnership’s derivative activity by market sector were as follows:

	For the Three months ended September 30, 2013
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$(143,660)	$18,716	$(124,944)	890
Currencies	(350,009)	116,543	(233,466)	712
Energy	(73,494)	19,165	(54,329)	562
Financials	163,208	(104,224)	58,984	1,400
Metals	(264,451)	(240,786)	(505,237)	662
Stock indices	49,526	(150,892)	(101,366)	10,300
Total (loss) from derivatives trading	$(618,880)	$(341,478)	$(960,358)	14,526

	For the Nine months ended September 30, 2013
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$(278,805)	$(58,195)	$(337,000)	2,736
Currencies	(90,930)	(105,380)	(196,310)	2,856
Energy	(104,663)	2,068	(102,595)	1,470
Financials	96,151	(23,565)	72,586	6,884
Metals	209,563	30,347	239,910	1,976
Stock indices	665,485	(37,058)	628,427	22,818
Total gain (loss) from derivatives trading	$496,801	$(191,783)	$305,018	38,740

	For the Three months ended September 30, 2012
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$27,726	$30,886	$58,612	788
Currencies	50,799	8,976	59,775	910
Energy	(120,197)	46,952	(73,245)	516
Financials	(360,241)	(7,378)	(367,619)	2,288
Metals	(117,793)	364,782	246,989	218
Stock indices	613,169	(296,313)	316,856	1,462
Total gain from derivatives trading	$93,463	$147,905	$241,368	6,182

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2013 and 2012
 (Unaudited)
_______________

5.                 DERIVATIVE INSTRUMENTS (CONTINED)

	For the Nine months ended September 30, 2012
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$(304,176)	$72,717	$(231,459)	4,522
Currencies	6,304	(61,368)	(55,064)	3,932
Energy	626,436	(18,992)	607,444	1,720
Financials	(330,740)	(4,969)	(335,709)	9,792
Metals	(101,465)	183,694	82,229	942
Stock indices	961,858	(165,729)	796,129	4,644
Total gain from derivatives trading	$858,217	$5,353	$863,570	25,552

The number of contracts closed for futures contracts represents the number of contract half-turns during the three and nine months ended September 30, 2013 and 2012.

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

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Statements of Income (Loss).  Open contracts generally mature within 90 days; as of September 30, 2013 and December 31, 2012, the latest maturity dates for open contracts are December 2014 and December 2013, respectively.

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
For the Three and Nine Months Ended September 30, 2013 and 2012
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

6.              FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three and nine months ended September 30, 2013 and 2012.  The information has been derived from information presented in the financial statements.

	Three Months Ended September 30, 2013
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,362.55	$982.54	$740.34	$959.59
(Loss) from operations
Net investment (loss)	(131.20)	(15.15)	(16.77)	(19.43)
Net trading (loss)	(480.52)	(64.17)	(48.22)	(62.55)
Net (loss)	(611.72)	(79.32)	(64.99)	(81.98)
Net Asset Value, end of the period	$6,750.83	$903.22	$675.35	$877.61
Total Return (1) (4)	(8.31)%	(8.07)%	(8.78)%	(8.54)%
Total Return excluding incentive fees (2) (4)	(8.30)%	(8.06)%	(8.77)%	(8.53)%

Supplemental Data
Ratios to average net asset value
Expenses excluding incentive fees (3)	7.49%	6.48%	9.49%	8.47%
Incentive fees(4)	0.01%	0.01%	0.01%	0.01%

Total expenses	7.50%	6.49%	9.50%	8.48%
Net investment (loss) (3)(5)	(7.45)%	(6.43)%	(9.45)%	(8.43)%

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2013 and 2012
 (Unaudited)
_______________

6.                 FINANCIAL HIGHLIGHTS (CONTINUED)

	Nine Months Ended September 30, 2013
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,163.68	$951.25	$727.56	$938.33
(Loss) from operations
Net investment (loss)	(548.32)	(66.49)	(66.94)	(78.65)
Net trading profit	135.47	18.46	14.73	17.93
Net (loss)	(412.85)	(48.03)	(52.21)	(60.72)
Net Asset Value, end of the period	$6,750.83	$903.22	$675.35	$877.61
Total Return (1) (4)	(5.76)%	(5.05)%	(7.18)%	(6.47)%
Total Return excluding incentive fees (2) (4)	(3.49)%	(2.70)%	(4.75)%	(4.20)%

Supplemental Data
Ratios to average net asset value
Expenses excluding incentive fees (3)	7.40%	6.45%	9.56%	8.36%
Incentive fees(4)	2.27%	2.35%	2.43%	2.27%

Total expenses	9.67%	8.80%	11.99%	10.63%
Net investment (loss) (3)(5)	(7.34)%	(6.39)%	(9.51)%	(8.31)%

	Three Months Ended September 30, 2012
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,302.82	$964.88	$749.18	$961.37
(Loss) from operations
Net investment (loss)	(127.83)	(14.48)	(16.84)	(19.23)
Net trading profit	104.08	13.75	10.67	13.71
Net (loss)	(23.75)	(0.73)	(6.17)	(5.52)
Net Asset Value, end of the period	$7,279.07	$964.15	$743.01	$955.85
Total Return (1) (4)	(0.33)%	(0.08)%	(0.82)%	(0.57)%

Supplemental Data
Ratios to average net asset value
Expenses(3)	7.16%	6.09%	9.50%	8.10%
Net investment (loss) (3)	(7.04)%	(5.98)%	(9.38)%	(7.99)%

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2013 and 2012
 (Unaudited)
_______________

6.                 FINANCIAL HIGHLIGHTS (CONTINUED)

	Nine Months Ended September 30, 2012
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,396.24	$972.34	$766.42	$978.55
(Loss) from operations
Net investment (loss)	(486.86)	(57.13)	(60.38)	(71.28)
Net trading profit	369.69	48.94	36.97	48.58
Net (loss)	(117.17)	(8.19)	(23.41)	(22.70)
Net Asset Value, end of the period	$7,279.07	$964.15	$743.01	$955.85
Total Return (1) (4)	(1.58)%	(0.84)%	(3.05)%	(2.32)%
Total Return excluding incentive fees (2) (4)	(0.23)%	0.49%	(1.82)%	(0.99)%

Supplemental Data
Ratios to average net asset value
Expenses excluding incentive fees (3)	7.34%	6.33%	9.64%	8.28%
Incentive fees(4)	1.35%	1.33%	1.23%	1.33%

Total expenses	8.69%	7.66%	10.87%	9.61%
Net investment (loss) (3)(5)	(7.23)%	(6.22)%	(9.53)%	(8.17)%

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

(2)	Total return excluding incentive fees is derived by adjusting the Total Return by the ratio of incentive fees to net asset value.
(3)	Annualized.
(4)	Not annualized.
(5)	Net investment (loss) ratios exclude the effect of incentive fees.

* * * * *
7.     SUBSEQUENT EVENT

Effective October 22, 2013, the Partnership added an additional advisor, Revolution Capital Management LLC ("RCM").  Effective November 1, 2013, the Partnership allocates its trading assets to the Trading Advisors: approximately 37% to Willowbridge, 30% to QIM, 9% to 3D Capital, and 24% to RCM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bridgeton Tactical Advisors Fund, LP (the “Partnership”) engages in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts, and forward contracts (“Commodity Interests”).  The Partnership may also invest in entities (including without limitation other partnerships, separate managed accounts, exchange traded funds or other types of funds) that primarily trade in exchange traded securities, options on exchange traded securities, exchange traded funds or Commodity and Futures Contracts.   From the Partnership’s start until February 1, 2011, Ruvane Fund Management Corporation, a Delaware corporation (“Ruvane” or the “General Partner” for periods prior to March 1, 2011), was the sole general partner of the Partnership.  From that date until March 1, 2011, Bridgeton Fund Management, LLC (“Bridgeton” or the “General Partner” for periods on or after March 1, 2011) was a co-general partner of the Partnership with Ruvane.  Effective March 1, 2011, Bridgeton is the sole general partner of the Partnership.  The General Partner has selected Willowbridge Associates Inc. (“Willowbridge”), Quantitative Investment Management LLC (“QIM”), PJM Capital (“PJM”), DPT Capital Management LLC (“DPT”), and 3D Capital Management LLC (“3D Capital”), (collectively the “Advisors”) as the Partnership’s trading advisors.  Certain principals of the Partnership are also principals of DPT.  The Partership’s advisory agreements with DPT and PJM were discontinued effective January 31, 2013 and July 1, 2013, respectively.

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

The Partnership incurs substantial charges from the payment of brokerage commissions to the General Partner, payment of management and incentive fees to Willowbridge, PJM, DPT, and 3D Capital and incentive fees to QIM, payment of management fees to the General Partner and administrative expenses. The Partnership is required to make trading profits to avoid depleting and exhausting its assets from the payment of such fees and expenses.

Since the Partnership’s inception in April 1991 through March 1, 2010, the General Partner allocated the Partnership’s capital entirely to Willowbridge’s Primary Program. On March 1, 2010, the General Partner made an allocation of $20 million (approximately 35% of the net assets of the Partnership as of March 1, 2010) to QIM’s Global Program. Effective August 1, 2011, the Partnership added DPT Capital Management, LLC (“DPT”) and PJM Capital (“PJM”) as trading advisors. Effective March 1, 2013, the Partnership added 3D Capital Management, LLC (“3D Capital”) as a trading advisor (Willowbridge, QIM, DPT, PJM, and 3D Capital, collectively the “Trading Advisors”). Effective January 31, 2013, the Partnership terminated the relationship with DPT and effective July 1, 2013, the Partnership terminated the relationship with PJM. From August 1, 2011 to January 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 34% to 43% to Willowbridge, 34% to 35% to QIM, 21% to 15% to PJM and 11% to 7% to DPT. From February 1, 2013 to March 1, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 47% to Willowbridge, 38% to QIM, and 15% to PJM. From March 1, 2013, to June 30, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 46% to Willowbridge, 36% to QIM, 12% to PJM, and 6% to 3D Capital. Effective July 1, 2013, the Partnership allocates its trading assets to the Trading Advisors: approximately 53% to Willowbridge, 35% to QIM, and 12% to 3D Capital. The General Partner believes that the combination of several investment strategies and global market exposure reduces the Partnership’s dependence on the success of any single strategy while positioning the Partnership to participate in economic trends in different markets. Nonetheless, in many cases the markets traded by the individual trading strategies overlap and the positions held by the Partnership at any particular point in time may result in different concentrations in any group of markets, which may reduce the diversification of the Partnership’s investments.  These firms offer what we believe to be unique approaches that complement each other.  Willowbridge’s Primary Program utilizes trading strategies that focus on capturing directional price movements over medium to longer term time horizons. QIM’s Global Program utilizes multiple trading strategies over various time horizons, particularly shorter timeframes.  PJM Capital began its research and proprietary test trading in 2003, culminating in new models built around volatility mean reversion and nonlinear position sizing consistent with markets as representations of Complex Adaptive Systems. DPT Capital Management’s investment approach is quantitative and highly systematic and is based on founder Prof. John M. Mulvey’s innovative risk management and portfolio allocation technology known as Dynamic Portfolio Tactics™. 3D Capital’s 3D Bull Program and 3D Blend Program employ a systematic, disciplined approach that attempts to recognize and take advantage of market trends through the use of technical analysis examining multiple asset classes price and time series, correlations and time zones in an effort to predict futures price movements in the S&P 500.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

For the quarter ended September 30, 2013 the Partnership had total trading losses comprised of net trading (losses) representing $(618,880) in realized (losses) on closed contracts, and $(341,478) in change in net unrealized (losses) on open contracts, and $1,412 in interest income. For the same quarter in 2012 the Partnership had total net trading profits comprised of $93,463 in realized gains on closed contracts, and $147,905 in change in net unrealized gains on open contracts, and $4,840 in interest income.

In July 2013, the Partnership had a loss.  The Partnership suffered losses in the emini S&P Index, silver and the euro currency; The Partnership had some offsetting gains in bean oil, corn and US interest rate products.  The Partnership recorded a net (loss) of $(543,346). In August 2013, the Partnership had a loss.  The Partnership’s losses were seen in soybeans, silver and RBOB gasoline; offsetting gains came from the emini S&P, Brent crude oil and soybean meal.  The Partnership recorded a net loss of $(306,689). In September 2013, trading was unprofitable.  The Partnership had losses in gold, the emini S&P Index and coffee; the Partnership’s gains came from British pound futures and RBOB gasoline.  The Partnership recorded a net loss of $(368,841).

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

For the quarter ended September 30, 2013, the Partnership had expenses comprised of $138,956 in brokerage commissions (including clearing and exchange fees), $1,791 in incentive fees, $64,823 in management fees, $31,460 in professional fees and $22,900 in accounting, administrative and other expenses. For the same quarter in 2012, the Partnership had expenses comprised of $165,560 in brokerage commissions (including clearing and exchange fees), $0 in incentive fees, $78,373 in management fees, $33,181 in professional fees and $18,011 in accounting, administrative and other expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the activity discussed above, the Partnership recorded a net loss of $(1,218,876) for the quarter compared to a net loss of $(48,917) for the same quarter in 2012.

At September 30, 2013, the net asset value of the Partnership was $13,254,524, compared to its net asset value of $15,205,785 at December 31, 2012.

During the quarter ended September 30, 2013, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material.

Comparison of the Nine Months Ended September 30, 2013 and 2012

For the nine months ended September 30, 2013, the Partnership had total trading losses comprised of net trading gains representing $496,801 in realized gains on closed contracts, and $(191,783) in change in net unrealized (losses) on open contracts, and $5,946 in interest income. For the same period in 2012, the Partnership had total net trading profits comprised of $858,217 in realized gains on closed contracts, and $5,353 in change in net unrealized gains on open contracts, and $14,118 in interest income.

In January 2013, the Partnership had a loss. The Partnership had losses in S&P 500, global interest rates and gold; the Partnership had gains in euro currency, Japanese yen, and energies. The Partnership recorded a net loss of $(126,127). In February 2013, trading was unprofitable as the Partnership generated losses in its euro currency, soybean and US interest rate positions; the Partnership had some offsetting gains in metals, British pound and Canadian dollar. The Partnership recorded a net loss of $(53,394). In March 2013, trading was unprofitable. The Partnership had losses in US interest rates, euro currency, and Japanese yen; the Partnership had some offsetting gains S&P 500, copper and wheat. The Partnership recorded a net loss of $(205,174). In April 2013, the Partnership had a gain. The Partnership had gains in emini S&P Index, silver and US bonds; the Partnership had some offsetting losses in gold, the euro currency and crude oil. The Partnership recorded a net gain of $440,947. In May 2013, trading was profitable as the Partnership generated gains in the emini S&P Index, Japanese bonds and the Australian dollar; the Partnership had losses in US interest rate products and coffee. The Partnership recorded a net gain of $141,867. In June 2013, trading was profitable. The Partnership had profitable positions in the emini S&P Index, gold and silver; the Partnership recorded offsetting losses in its foreign currency positions. The Partnership recorded a net gain of $209,811. In July 2013, the Partnership had a loss.  The Partnership suffered losses in the emini S&P Index, silver and the euro currency; The Partnership had some offsetting gains in bean oil, corn and US interest rate products.  The Partnership recorded a net (loss) of $(543,346). In August 2013, the Partnership had a loss.  The Partnership’s losses were seen in soybeans, silver and RBOB gasoline; offsetting gains came from the emini S&P, Brent crude oil and soybean meal.  The Partnership recorded a net loss of $(306,689). In September 2013, trading was unprofitable.  The Partnership had losses in gold, the emini S&P Index and coffee; the Partnership’s gains came from British pound futures and RBOB gasoline.  The Partnership recorded a net loss of $(368,841).

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

For the nine months ended September 30, 2013, the Partnership had expenses comprised of $428,751 in brokerage commissions (including clearing and exchange fees), $329,981 in incentive fees, $210,334 in management fees, $88,474 in professional fees, and $64,370 in accounting, administrative fees and other expenses. For the same nine month period in 2012, the Partnership had expenses comprised of $511,449 in brokerage commissions (including clearing and exchange fees), $230,711 in incentive fees, $248,819 in management fees, $81,163 in professional fees, and $95,407 in accounting, administrative fees and other expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net loss of (810,946) for the nine months ended September 30, 2013, as compared to a net loss of $(289,861) for the same period in 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of September 30, 2013 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principals of the General Partner) to allow timely decisions regarding required disclosure. During the third quarter of 2013, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The General Partner is not aware of any pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of September 30, 2013, 3,482.9150 Partnership Units were held by 250 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2013 through September 30, 2013, a total of 216.8781 Partnership Units were subscribed for the aggregate subscription amount of $461,405. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2013	$12,139
February 2013	$232,098
March 2013	$52,034
April 2013	$41,092
May 2013	$840
June 2013	$809
July 2013	$900
August 2013	$20,649
September 2013	$100,844

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

BRIDGETON TACTICAL ADVISORS FUND, L P

Date: November 14, 2013	By: Bridgeton Fund Management LLC Its: General Partner

By: Stephen J. Roseme Stephen J. Roseme, Chief Executive, Principal Executive Officer and Principal Financial Officer