Form 10-K
period 2013-12-31
BRIDGETON TACTICAL ADVISORS FUND, LP
filed 2014-03-31
CIK 794775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes ☐ No ☒

The Partnership’s limited partnership interests are not traded on any market and, accordingly, do not have an aggregate market value. As of January 31, 2014 the net asset value of the limited partnership interests of the registrant held by non-affiliates of the registrant was approximately $10,209,000.

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

From the Partnership’s start until February 1, 2011, Ruvane Fund Management Corporation, a Delaware corporation (“Ruvane” or the “General Partner” for periods prior to March 1, 2011), was the sole general partner of the Partnership. From that date until March 1, 2011, Bridgeton Fund Management, LLC (“Bridgeton” or the “General Partner” for periods on or after March 1, 2011) was a co-general partner of the Partnership with Ruvane. Effective March 1, 2011, Bridgeton is the sole general partner of the Partnership. The Partnership’s current address is 4647 Saucon Creek Road, Suite 205, Center Valley, PA 18034, the telephone number for the Partnership and General Partner is (610) 366-3922, the facsimile number is (610) 366-3990, and their e-mail address is info@bridgetonfunds.com and the General Partner’s website is www.bridgetonfunds.com.

The General Partner has been registered with the Commodity Futures Trading Commission (“CFTC”) pursuant to the Commodity Exchange Act (“CEA”) as a Commodity Pool Operator (“CPO”) since January 11, 2011 and has been a member of the National Futures Association (“NFA”) since January 11, 2011. The General Partner has selected Willowbridge Associates Inc. (“Willowbridge”), Quantitative Investment Management LLC (“QIM”), PJM Capital (“PJM”), DPT Capital Management LLC (“DPT”), 3D Capital Management, LLC (“3D Capital”), and Revolution Capital Management LLC (“Revolution”) (each a “Trading Advisor” and collectively the “Advisors”) as the Partnership’s trading advisors. The Managing Director of DPT was a principal of the General Partner prior to October 1, 2013. Willowbridge’s main business address is 101 Morgan Lane, Suite 180, Plainsboro, New Jersey 08536 and its telephone number is (609) 936-1100. Willowbridge has been registered as a CPO and a CTA pursuant to the CEA since May 3, 1988 and is a member of the NFA in such capacity since such date. QIM’s address is 401 East Market Street, Suite 104, Charlottesville, VA 22902 and its telephone number is (434) 817-4800. QIM has been registered as a CTA with the CFTC since January 16, 2004 and is a member of the NFA in such capacity since such date. QIM became a member of the NFA on January 16, 2004. QIM registered with the NFA as a CPO on April 1, 2005. PJM’s address is 46175 Westlake Drive, Suite 100, Potomac Falls, VA 20165, and its telephone number is (703) 773-7001. PJM has been registered as a CTA and CPO with the CFTC since March 9, 2004 and is a member of the NFA in such capacity since such date. DPT’s address is 213 Nassau Street, Princeton, NJ 08542 and its telephone number is (609) 683-4600. 3D Capital’s address is 16 Peak Farm Road, Stone Ridge, NY 12484 and its telephone number is (609) 974 0405. Revolution’s address is 520 Zang Street, Suite 209, Broomfield, CO 80021 and its telephone number is (720) 496-0940. All trading decisions regarding the Partnership are made by the Advisors. See “The Advisors.”

Since the Partnership’s inception in April 1991 through March 1, 2010, the General Partner allocated the Partnership’s capital entirely to Willowbridge’s Primary Program. On March 1, 2010, the General Partner made an allocation of $20 million (approximately 35% of the net assets of the Partnership as of March 1, 2010) to QIM’s Global Program. Effective August 1, 2011, the Partnership added DPT and PJM as trading advisors in addition to Willowbridge and QIM. From August 1, 2011 to January 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 34% to 43% to Willowbridge, 34% to 35% to QIM, 21% to 15% to PJM and 11% to 7% to DPT. From February 1, 2013 to March 1, 2013, the Partnership allocated its trading assets to the Trading Advisors:  approximately 47% to Willowbridge, 38% to QIM, and 15% to PJM. Effective March 1, 2013 the Partnership added 3D Capital as a trading advisor. From March 1, 2013, to June 30, 2013, the Partnership allocated its trading assets to the Trading Advisors:  approximately 46% to Willowbridge, 36% to QIM, 12% to PJM, and 6% to 3D Capital. From July 1, 2013 to October 31, 2013, the Partnership allocated its trading assets to the Trading Advisors:  approximately 53% to Willowbridge, 35% to QIM, 12% to 3D Capital. Effective October 22, 2013 the Partnership added Revolution as a trading advisor. From November 1, 2013 to December 31, 2013, the Partnership allocated its trading assets to the Trading Advisors:  approximately 37% to Willowbridge, 34% to QIM, 6% to 3D Capital and 23% to Revolution. The Partnership terminated its relationships with DPT, PJM and 3D Capital effective January 31, 2013, July 1, 2013, and December 31, 2013, respectively. The General Partner believes that the combination of several investment strategies and global market exposure reduces the Partnership’s dependence on the success of any single strategy while positioning the Partnership to participate in economic trends in different markets. Nonetheless, in many cases the markets traded by the individual trading strategies overlap and the positions held by the Partnership at any particular point in time may result in different concentrations in any group of markets, which may reduce the diversification of the Partnership’s investments. These firms offer what the General Partner believes to be unique approaches that complement each other. Willowbridge’s Primary Program utilizes trading strategies that focus on capturing directional price movements over medium to longer term time horizons. QIM’s Global Program utilizes multiple trading strategies over various time horizons, particularly shorter timeframes. PJM Capital began its research and proprietary test trading in 2003, culminating in new models built around volatility mean reversion and nonlinear position sizing consistent with markets as representations of Complex Adaptive Systems. DPT Capital Management’s investment approach is quantitative and highly systematic and is based on founder Prof. John M. Mulvey’s innovative risk management and portfolio allocation technology known as Dynamic Portfolio Tactics™. 3D Capital’s Bull Program and Blend Program utilize a systematic approach in futures contracts on domestic stock indices. Revolution’s Program utilizes rigorous statistical methods to uncover and exploit numerous inefficiencies in futures markets. The General Partner seeks to limit market and credit risks by monitoring daily income and margin levels. The General Partner also relies upon the risk management strategies inherent in the Advisors’ trading programs. In the future, the General Partner may utilize additional strategies or appoint additional advisors to trade on behalf of the Partnership.

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

The General Partner is responsible for the allocation of the Partnership’s capital among various investment programs. The Partnership’s capital currently is allocated to Willowbridge’s Primary Investment Program, QIM’s Global Program, and Revolution’s Alpha Program. See “Trading Programs.” The General Partner, in the future, may allocate the Partnership’s assets to other trading programs. In addition, an affiliate of the General Partner is the introducing broker for the Partnership. Under the terms of the Amended and Restated Limited Partnership Agreement of the Partnership (the “Partnership Agreement”), the General Partner maintains a general partner contribution of $1,000 to the Partnership. The individual principals of the General Partner are Stephen J. Roseme and Jeffrey Brian Mokychic. The trading principal is Mr. Roseme. See “Directors and Executive Officers.”

Trading of Futures and Forward Currency Contracts

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

The General Partner believes that an account should be considered a long-term investment in order to afford the different trading strategies and investment programs time to operate under a variety of different market conditions. Consequently, the General Partner may choose not to reallocate capital from or terminate an investment program or trading strategy even if that investment program or trading strategy has had an unprofitable period of significant duration. As the performance of the investment programs and trading strategies vary, the percentage of the Partnership’s capital under the management of each may vary also. Therefore, it is unlikely that the current capital allocations will in fact be the actual allocations at any time during the Partnership’s operations. When capital is withdrawn from the Partnership, the capital under each Advisor’s management will be as determined by the General Partner. If an Advisor uses more than one trading strategy to trade for the Partnership, the capital under each trading strategy will be reduced in amounts determined by the Advisor, in consultation with the General Partner.

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

The Advisors

Willowbridge

Willowbridge is a global trading advisor trading in futures, forward, spot and option contracts and related instruments for international banks, brokerage firms, pension funds, institutions and high net worth individuals. Willowbridge was organized as a Delaware corporation in January 1988 and trades on a 24-hour basis in over 70 markets worldwide. The primary activity of Willowbridge is to buy, sell (including short sales), make a spread or otherwise trade in Commodity Interests. Willowbridge may, to a limited extent, also trade in other instruments. The trading principals of Willowbridge are Philip L. Yang, Michael Y. Gan, and James A. Datri. See “Directors and Executive Officers.”

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

DPT

DPT Capital Management, LLC is a Delaware limited liability company. DPT develops and implements quantitative investment strategies based on Professor John M. Mulvey’s innovative risk management and investment technology. The Trading Principals of DPT are John M. Mulvey, Robert L. Lerner, Woo Chang Kim and Stephen Roseme. Mr. Lerner serves as the Managing Director of DPT and Mr. Roseme serves as principal of DPT. Mr. Lerner (through October 1, 2013) and Mr. Roseme serve as principals and owners of Bridgeton Fund Management, LLC, the General Partner.

3D Capital

3D Capital Management, LLC  is a Delaware limited liability company organized in March 2010 and has been registered with the CFTC as a commodity trading advisor and a member of the NFA since April 2010. Eric Dugan is a founding principal of 3D Capital, and its sole Managing Member. As such, he is solely responsible to manage all aspects of its operations, including the design and implementation of its trading systems. Mr. Dugan is an accomplished investment industry professional, with over 18 years of portfolio management experience involving the development and trading of global short-term systematic trading strategies.

Revolution

Revolution Capital Management is a Colorado Limited Liability Company formed on March 3, 2004. The principals of Revolution are Mark Andrew Chapin, Michael David Mundt, and Theodore Robert (“Rob”) Olson. Mark’s primary focus is the development of short-term trading methodologies for Revolution. Michael’s tasks primarily consist of model development, business/marketing, and coordinating Revolution’s overall business and trading strategy. Rob oversees the architecture and development of the hardware and software computing infrastructure at Revolution.

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

Allocation of Capital

The Partnership’s assets are currently traded pursuant to Willowbridge’s Primary Investment Program, QIM’s Global Program, and Revolution’s Alpha Program. The General Partner, in the future, may allocate the Partnership’s assets to other trading strategies and investment programs.

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

The trading system used by DPT is proprietary and confidential. The descriptions herein are of necessity, general and not intended to be exhaustive.

3D Capital

The Partnership allocated to two of 3D’s trading programs: the 3D Bull Program and the 3D Blend Program, both of which trade in futures contracts on domestic stock indices (generally, the S&P 500 futures contract, or the e-mini version).

The Bull Program seeks to offer clients a viable alternative to “buy and hold” strategies that have significantly whipsawed stock market investors in recent years, by attempting to capture upside potential in the U.S. stock market while protecting against downward moves. The Blend Program attempts to profit from stock market moves in both directions, with relatively low performance volatility relative to the volatility of the broad market.

Revolution

Revolution utilizes rigorous statistical methods to uncover and exploit numerous inefficiencies in futures markets. Revolution utilizes multiple different model architectures encompassing several hundred independent signal generators for each market traded and combines these signals in a proprietary manner to maximize risk-adjusted performance. All trading signals are generated and followed in a systematic manner, although Revolution reserves the right to override the system in a discretionary manner in the event of extreme or extraordinary market conditions.

Revolution's overall model ensemble exploits inefficiencies over short to long-term time scales, which we define as a 1 to 200 day range. The models attempt to profit from price trends, but not all of the models used are "trend-following" in nature. Revolution is involved in ongoing research and development and will continue to add models to the trading ensemble as they are developed and validated. The offered trading programs use various combinations of models from the ensemble. Thus, the overall strategy for an offered program may change over time, and clients will not necessarily be informed of these changes as they occur.

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

The Commodity Brokers and Introducing Broker

The Partnership executes and clears trades in futures and commodity options through ADM Investor Services, Inc. (“ADMIS”), Newedge USA, LLC (“NUSA”), FC Stone, LLC, and other unaffiliated clearing brokers selected by the General Partner. The General Partner may retain additional or substitute clearing brokers in the future.

ADMIS is a registered futures commission merchant and is a member of the NFA. Its main office is located at 141 W. Jackson Blvd., Suite 1600A, Chicago, IL 60604.

NUSA is a registered futures commission merchant and is a member of the NFA. Its main office is located at 550 West Jackson, Suite 500, Chicago, IL 60661.

FC Stone, LLC is a registered futures commission merchant and is a member of the NFA. Its main office is located at 2829 Westown Parkway, Suite 100, West Des Moines, IA 50266.

Bridgeton Global Investor Services, Inc. (“Bridgeton Global”) is the Partnership’s introducing broker and will introduce the Partnership's account to the clearing brokers in exchange for receiving a portion of the brokerage commissions charged by the clearing brokers. Bridgeton Global is an affiliate of the General Partner. Each of ADMIS, NUSA, and FC Stone, LLC acts only as clearing broker for the Partnership and as such is paid commissions for executing and clearing trades on behalf of the Partnership. None of ADMIS, NUSA, or FC Stone, LLC will act in any supervisory capacity with respect to the General Partner or participate in the management of the General Partner or the Partnership.

The assets of the Partnership are deposited with ADMIS, NUSA, and FC Stone, LLC in trading accounts established by the Partnership for the Advisors and are used by the Partnership as margin to engage in trading. Each of the clearing brokers is a futures commission merchant registered with the CFTC. Such assets are held in either an interest-bearing bank account or in securities approved by the CFTC for investment of customer funds. The clearing brokers through clearing futures trades for its customers, including the Partnership, could expose the Partnership to credit risk. The clearing brokers attempt to mitigate this risk relating to futures contracts in regulated commodities by maintaining funds deposited by customers in separate bank accounts, which are designated as segregated customers’ accounts. In addition, the clearing brokers have set aside funds deposited by customers relating to foreign futures and options in separate bank accounts, which are designated as customer secured accounts. Lastly, the clearing brokers are subject to the CFTC’s Net Capital Rule, which requires the clearing brokers to maintain minimum net capital of at least 4% of the segregated customer funds as defined by the CEA and regulations promulgated thereunder.

The clearing brokers must comply with the settlement procedures established by the clearinghouse of each exchange where the clearing broker is a clearing member. The rules of exchange vary, but at a minimum the exchange guarantees performance on every contract to each of its clearing members. Thus, once a trade between two clearing members is matched by the exchange, the rights and obligations under the futures or options contract do not run between the original buyer and seller, but between the clearing member and the seller of the contract, and between the clearing member and the buyer. The clearinghouse sets a settlement price for settling all accounts between clearing members for each contract month. Unliquidated positions on outstanding contracts are marked to market at least once a day via midday and/or morning calls to determine any additional margin requirements. In general, a clearinghouse is backed by the membership and will act in the event of non-performance by one of its members or one of the member’s customers, the intent of which is to significantly reduce credit risk. If a clearing broker is not a member of an exchange clearinghouse, it will comply with the settlement procedures established with the actual carrying brokers and will operate through them. Settlement of calls on such contracts may take an extra day on U.S. exchanges or two extra days on non-U.S. exchanges. Additional margin requirements are wire-transferred by the clearing brokers to the appropriate clearinghouse. During the years ended December 31, 2013 and 2012, the Partnership had no material credit risk exposure to a counterparty that is a foreign commodities exchange.

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

The Advisors

Management Fee

The Partnership pays to Willowbridge a quarterly management fee of 0.25% (1% per year) of the Partnership’s trading assets allocated to Willowbridge for each month during such quarter. The Partnership paid to PJM a monthly trading advisor management fee of 0.166% (2% per year) of the Partnership’s trading assets allocated to PJM. The Partnership paid to DPT a monthly trading advisor management fee of 0.083% (1% per year) of the Partnership’s trading assets allocated to DPT. The Partnership pays to Revolution a monthly management fee of 0.083% (1% per year) of the Partnership’s trading assets allocated to Revolution. The Partnership paid 3D Capital a monthly trading advisor management fee of 0.125% (1.5% per year) of the Partnership’s trading assets allocated to 3D Capital. The Partnership does not pay a management fee to QIM.

Incentive Fee

The Partnership also compensates Willowbridge by paying to it a quarterly incentive fee of 25% of New Profits (as defined below), if any, on assets allocated to Willowbridge. If any incentive fee is paid to Willowbridge, Willowbridge will retain the amount paid regardless of any subsequent decline in account value, but will not be eligible to receive subsequent incentive fee payments until Willowbridge has recouped its losses and earned New Profits. The Partnership will pay QIM a quarterly incentive fee of 30% of New Net Profits (as defined below), if any, on assets allocated to QIM. In the event of subsequent losses, the quarterly incentive fee would not be charged until there are New Net Profits to offset such losses. The quarterly incentive fee shall not be rebated by virtue of subsequent losses. The Partnership paid DPT a quarterly incentive fee of 10% of any New Trading Profits (as defined below) in the Partnership’s account as of each calendar quarter end. In the event of any subsequent losses, the quarterly incentive fees were not be charged until there are New Trading Profits to offset such losses. PJM was entitled to a quarterly incentive fee of 20% of any New Trading Profits (as defined below) in the Partnership’s account as of each calendar quarter end. In the event of any subsequent losses, the quarterly incentive fees were not be charged until there were New Trading Profits to offset such losses. 3D Capital was entitled to a monthly incentive fee of 15% of any New Net Profits (as defined below), if any, in the Partnership’s account for the respective trading program as of each calendar month end. Revolution is entitled to a quarterly incentive fee of 20% of any New Net Total Return (as defined below) generated by the Advisor in the Partnership’s account.

“New Profits” for the purpose of calculating Willowbridge’s incentive fee only, is defined as the excess (if any) of (A) the net asset value of the Partnership’s trading assets allocated to Willowbridge as of the last day of any calendar quarter (before deduction of incentive fees paid or accrued for such quarter), over (B) the net asset value of the Partnership’s trading asset allocated to Willowbridge as of the last day of the most recent quarter for which an incentive fee was paid or payable (after deduction of such incentive fee). In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive fee calculation is made, and (iii) increased by the amount of any losses attributable to redemptions.

“New Net Profits” and “New Trading Profits”, for the purpose of calculating QIM, DPT and PJM’s incentive fee, is defined as the excess of cumulative gain/loss from commodity trading (excluding interest) less trading and management fees over its highest past value at any prior calendar quarterly period with respect to trading assets allocated to QIM, DPT or PJM. The “gain/loss from commodity trading” is the net gain or loss from closed and completed commodity transactions (after brokerage commissions) plus the increases/decreases in the value of open positions at the end of each calendar quarter (accounting for commissions that would be incurred by closing such open positions).

“New Net Profits,” for the purpose of calculating 3D Capital’s incentive fee, is defined as 1) all realized gains and losses; plus 2) the change in value of open positions during the month; plus 3) interest earned in any account; minus 4) all commissions, transaction and other expenses incurred during the period, including the management fees and accounting fees. If New Net Profits for a month were negative, no incentive fee was generated and the negative amount constituted a “carryforward loss” for the beginning of the next month and was added to any carryforward loss since the last incentive fee was earned. 3D Capital did not earn additional incentive fees until New Net Profits generated since the last incentive fee was earned exceed the aggregate carryforward loss recognized since the last incentive fee was earned. The effect of this calculation prevented 3D Capital from earning incentive fees on the recoupment of prior losses.

“New Net Total Return”, for the purpose of calculating Revolution’s incentive fee, is computed using the formula: (1) the net of realized profits and loss during the period, plus (2) the change in unrealized profit and loss on open positions during the period, plus (3) accrued interest income, minus (4) all brokerage commissions, transaction fees, management fees and other charges incurred during the period and minus (5) cumulative net loss, if any, carried over from previous periods. Cumulative net loss shall be computed by totaling all net profit in each period (quarter or month) in which there was such a profit and subtracting from it all net loss in each period (quarter or month) in which there was such a loss, provided that the full cumulative net loss shall not be carried over where a withdrawal has occurred. Instead, a portion of the loss (calculated by dividing the withdrawn amount by the total under management and multiplying the result by the cumulative net loss) attributable to the withdrawn amount shall first be subtracted from the cumulative net loss.

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

General Partner’s Selection of Trading Advisors and Investment Programs

Under the terms of the Limited Partnership Agreement, the General Partner has the authority to engage independent commodity trading advisors or affiliated commodity trading advisors to make trading decisions for the Partnership. The General Partner may have conflicts with respect to terminating an Advisor or engaging a new trading advisor for the Partnership. Should the General Partner select trading programs which it, its principal or their affiliates operate, the General Partner may have a conflict of interest between choosing the trading programs that the General Partner believes will be most advantageous to the Partnership and seeing that it or its affiliates’ trading programs are used on behalf of the Partnership and earning fees therefrom. The General Partner also may be less likely to terminate the use of one of its or its affiliates’ trading programs. As of this filing, Robert Lerner, a Principal of the General Partner prior to October 1, 2013, also serves as Managing Director of DPT, one of the Partnership’s Advisors. The General Partner or its affiliates will act as introducing broker for the Partnership and receive a portion of the brokerage commissions generated by the Partnership’s trading activities. The General Partner may have a conflict of interest between choosing the investment programs that the General Partner believes will be most advantageous to the Partnership and seeing that the investment programs which generate the most trading activity are used on behalf of the Partnership and earning fees therefrom.

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

ITEM 4. Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities.

There currently is no established public trading market for the Limited Partnership Units. As of December 31, 2013, 2,461.4050 Partnership Units were held by 221 Limited Partners and the General Partner.

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

From January 1, 2013 through December 31, 2013, 248.0359 Partnership Units were subscribed for the aggregate net subscription amount of $668,975. Details of the subscriptions of these Partnership Units are as follows:

Amount of Subscriptions
January 2013	$12,139
February 2013	$232,098
March 2013	$52,034
April 2013	$41,092
May 2013	$840
June 2013	$809
July 2013	$900
August 2013	$20,649
September 2013	$100,844
October 2013	$51,018
November 2013	$105,935
December 2013	$50,617

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

As of December 31, 2013, the assets of the Partnership were allocated for trading in Commodity Interests approximately 34% of its assets to Willowbridge, 31% of its assets to QIM, 9% to 3D Capital, and 26% of its assets to Revolution.

Class A Interests pay to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of the Class A Interests as of the beginning of each month (a 4.0% annual rate). Class B Interests pay to the General Partner commission of up to 6.0% annually of the net asset value of the Class B partners’ capital. The General Partner will pay up to 3.0% from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3%, the brokerage fee with respect to such Class B limited partnership interests will be reduced accordingly. The General Partner pays from this amount all commission charges and fees with respect to the Partnership’s trading in Commodity Interests. The flat-rate monthly commission is common among programs such as the Partnership. As of December 31, 2013, ADMIS, NUSA, and FC Stone, LLC are the clearing brokers for the Partnership.

Results of Operations

Comparison of fiscal years ended December 31, 2013 and 2012

As of December 31, 2013, total partners’ capital (net asset value) of the Partnership was $10,462,639 compared to its net asset value of $15,205,785 at December 31, 2012. The Partnership’s 2013 subscriptions and redemptions totaled $668,975 and $4,517,204 respectively, compared to $502,487 and $3,119,835 respectively, in 2012.

For the year ended December 31, 2013, the Partnership had net realized and unrealized trading gains of $499,733 and $7,099 in interest income. For that same period, the Partnership had expenses comprised of $551,526 in brokerage commissions including clearing and exchange fees, $362,310 in incentive fees, $271,904 in management fees, $130,784 in professional fees, and $85,225 in accounting, administrative fees and other expenses. This resulted in the Partnership having a net loss of $(894,917) for 2013.

Interest income decreased to $7,099 from $18,102 in 2012 primarily due to declining interest rates through 2013 and declining cash balances. Brokerage commissions charged as a percentage of net assets decreased to $551,526 from $663,889 in 2012 due to declining net assets. Incentive fees increased to $362,310 from $230,711 in 2012 due to certain Advisors’ profitable trading in 2013. Management fees charged as a percentage of the net assets decreased to $271,904 from $322,399 in 2012 due to a lesser net asset value. Professional fees decreased to $130,784 from $148,674 in 2012 as a result of a decrease in professional fees.  Accounting, administrative fees and other expenses decreased to $85,225 from $117,406 in 2012 as a result of a decrease in administrative, accounting fees and other expenses.

The Partnership’s most profitable trades in 2013 emini S&P, silver, Japanese Yen and Long Gilts. The Partnership’s least profitable trades in 2013 were soybeans, palladium, CHF/USD and EUR/USD.

In January 2013, the Partnership had a loss. The Partnership had losses in S&P 500, global interest rates and gold; the Partnership had gains in euro currency, Japanese yen, and energies. The Partnership recorded a net loss of $(126,127). In February 2013, trading was unprofitable as the Partnership generated losses in its euro currency, soybean and US interest rate positions; the Partnership had some offsetting gains in metals, British pound and Canadian dollar. The Partnership recorded a net loss of $(53,394). In March 2013, trading was unprofitable. The Partnership had losses in US interest rates, euro currency, and Japanese yen; the Partnership had some offsetting gains S&P 500, copper and wheat. The Partnership recorded a net loss of $(205,174). In April 2013, the Partnership had a gain. The Partnership had gains in emini S&P Index, silver and US bonds; the Partnership had some offsetting losses in gold, the euro currency and crude oil. The Partnership recorded a net gain of $440,947. In May 2013, trading was profitable as the Partnership generated gains in the emini S&P Index, Japanese bonds and the Australian dollar; the Partnership had losses in US interest rate products and coffee. The Partnership recorded a net gain of $141,867. In June 2013, trading was profitable. The Partnership had profitable positions in the emini S&P Index, gold and silver; the Partnership recorded offsetting losses in its foreign currency positions. The Partnership recorded a net gain of $209,811. In July 2013, the Partnership had a loss. The Partnership suffered losses in the emini S&P Index, silver and the euro currency; The Partnership had some offsetting gains in bean oil, corn and US interest rate products. The Partnership recorded a net loss of $(543,346). In August 2013, the Partnership had a loss. The Partnership’s losses were seen in soybeans, silver and RBOB gasoline; offsetting gains came from the emini S&P, Brent crude oil and soybean meal. The Partnership recorded a net loss of $(306,689). In September 2013, trading was unprofitable. The Partnership had losses in gold, the emini S&P Index and coffee; the Partnership’s gains came from British pound futures and RBOB gasoline. The Partnership recorded a net loss of $(368,841). In October 2013, the Partnership recorded a net loss of $(148,692). The Partnership had losses in Japanese yen, nickel and mini S&P 500 positions; the Partnership had gains in cotton, Japanese bonds, and coffee. In November 2013, the Partnership recorded a net loss of $(240,729). The Partnership had losses in its soybean, natural gas and RBOB gasoline positions; the Partnership had gains in some foreign currencies and precious metals. In December 2013, the Partnership recorded a net gain of $305,450. The Partnership had gains in the mini S&P 500, Euroyen, and gold; the Partnership had losses in cotton, coffee and soybeans.

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

The net asset value per Class A Unit at December 31, 2013 decreased 6.18% from $7,163.68 at December 31, 2012 to $6.720.86 at December 31, 2013. The net asset value per Class B Unit, Series 1 at December 31, 2013 decreased 5.23% from $951.25 at December 31, 2012 to $901.47 at December 31, 2013. The net asset value per Class B Unit, Series 2 at December 31, 2013 decreased 8.05% from $727.56 at December 31, 2012 to $668.99 at December 31, 2013. The net asset value per Class B Unit, Series 3 at December 31, 2013 decreased 7.12% from $938.33 at December 31, 2012 to $871.50 at December 31, 2013.

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

The Partnership’s total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership’s existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of December 31, 2013, by market sector:

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

Commodity: The Partnership’s primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisors will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of December 31, 2013, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk related to its holdings of Commodity Interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used December 31, 2013 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership’s market risk exposures (interest rate, currency rate, and commodity price) instruments.

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

The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of December 31, 2013.

The potential loss in earnings for each market risk exposure as of December 31, 2013 was:

Currency exchange rate risk	$57,611

Commodity price risk	$95,702

Interest rate risk	$50,828

ITEM 8. Financial Statements and Supplementary Data.

Financial statements meeting the requirements of Regulation S-X appear in Part IV of this report.

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the supplementary data under this item.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report, the management of the General Partner carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, and based on its evaluation, has concluded that the Partnership’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal of the General Partner, who serves as the principal executive officer and financial officer of the Partnership, to allow for timely decisions regarding required disclosure and appropriate SEC filings. The principal of the General Partner, who serves as the principal executive officer and financial officer of the Partnership, evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended), which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based on such evaluation we have concluded these disclosure controls are effective as of December 31, 2013.

(b)
Changes in internal control over financial reporting.  Section 404 of the Sarbanes-Oxley Act of 2002 requires the management of the Partnership to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include in all reports a management report assessing the effectiveness of its internal control over financial reporting as defined under Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act. Based upon that evaluation, the General Partner has concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2013 in timely alerting the General Partner to material information related to the Partnership that is required to be included in the Partnership’s periodic filings with the SEC. There were no changes in the Partnership’s internal controls during the fourth quarter of 2013 that have materially affected or are reasonably likely to affect the Partnership’s internal control over financial reporting.

(c)	Management’s Annual Report on Internal Control over Financial Reporting

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

Management of the General Partner assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013. Based upon that evaluation, the General Partner has concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2013. In making this assessment, management of the General Partner used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

ITEM 9B. Other Information.

None.
PART III

ITEM 10. Directors and Executive Officers and Corporate Governance.

The Partnership has no directors or officers. The General Partner has been registered with the CFTC pursuant to the Commodity Exchange Act as a Commodity Pool Operator since January 11, 2011 and has been a member of the NFA since January 11, 2011. The General Partner is owned by a trust for the benefit of Stephen J. Roseme’s family. Mr. Roseme is the chairman and chief executive of the General Partner. The individual principals of the General Partner are Mr. Roseme and Jeffrey Brian Mokychic. The trading principal is Mr. Roseme.

Robert L. Lerner, age 57, was an owner and the Chairman of the General Partner until October 1, 2013, and had been listed as a principal since December 31, 2010. Mr. Lerner has also been the director and president of Ruvane, the predecessor General Partner, since he formed it in 1990, and he has been listed as a principal of Ruvane since January 12, 1990 and registered as an associated person of Ruvane since November 20, 1995. Prior to that, Mr. Lerner was individually registered with the CFTC as a CTA since October 22, 1984 and a CPO since October 24, 1985, and he remained so registered in his individual capacity until he withdrew his individual registrations on July 31, 1996. Mr. Lerner was listed as a principal and associated person of DPT Capital Management LLC, a registered CTA and Advisor for the Partnership, from January 2011 until December 2013. From January 2003 through October 2005, Mr. Lerner was president of WoodAllen Capital Management, LLC, an investment management and advisory firm. From September 2001 to January 2003, Mr. Lerner was the president of Partners Capital Investment Group, LLC, an investment adviser he co-founded that provides an innovative endowment investment philosophy solution for institutional investors and very high net worth families in the US and UK; Mr. Lerner was also registered as an associated person of Partners Capital Investment Group, LLC from March 2002 to February 2004 and has also been a member of the Investment Committee of Partners Capital Investment Group, LLC since December 2001. From October 1993 to March 1995, Mr. Lerner was registered as an associated person of Abacus Investment Advisory Services Inc., a consulting firm, where his primary duties were researching investment managers. From August 1987 until January 1992, Mr. Lerner was senior vice president and director of Mount Lucas Management Corporation, an investment advisory firm he co-founded which specializes in futures investment programs for institutional investors. From June 1985 to August 1987, Mr. Lerner was employed by Commodities Corporation (U.S.A.) N.V., a leading CTA that was acquired by Goldman Sachs Asset Management where his primary duties were as Associate General Counsel and Trading Development Manager. Mr. Lerner also has practiced commodities and securities law. Mr. Lerner has a J.D. degree from Boston University Law School and a B.A. degree from Cornell University.

Stephen J. Roseme, age 47, is a beneficial owner and the Chief Executive of the General Partner and has been listed as a principal since December 31, 2010 and registered as an associated person since January 11, 2011. Mr. Roseme is also a principal and the President of Bridgeton Global Investor Services, Inc., a registered introducing broker and notice broker dealer, and has been listed as a principal and registered as an associated person since January 5, 2000. Mr. Roseme is a principal and the President of Bridgeton Capital Management Inc., a registered CPO and CTA, and has been listed as a principal and registered as an associated person since May 1, 1997. Mr. Roseme is also President of Bridgeton Execution Services LLC, a registered introducing broker, and has been listed as a principal since April 29, 2010 and registered as an associated person since July 26, 2010. He is also President of Grand Central Trading Company LLC, a registered introducing broker, and has been listed as a principal since January 10, 2006 and registered as an associated person since January 13, 2006. Mr. Roseme graduated from the University of Virginia.

The General Partner has selected Willowbridge, QIM, PJM, DPT, 3D Capital, and Revolution as the Advisors for the Partnership.

Willowbridge

The trading principals of Willowbridge are Philip L. Yang, Michael Y. Gan, and James A. Datri.

Philip L. Yang, age 54, has been the sole shareholder, Director and President of Willowbridge since September 1, 1992, and he also held those positions from the time he formed Willowbridge in January 1988 through September 1989. He has been a principal and an associated person of Willowbridge since November 1992 and a Forex associated person since October 2010. He was individually registered pursuant to the CE Act as a CPO in February 1988 and as a CTA in August 1986, with a re-registration in September 1987, and was approved as a member of the NFA in December 1986. He has been a principal and an associated person of Union Spring since March 1996. He has been a principal and an associated person of Doublewood since November 1992. He was been a principal and an associated person of Limerick Financial Corporation (“Limerick”), a commodity trading advisor, from March 1998 through February 2011. From July 1983 through August 1988 and from October 1989 through August 1992, Mr. Yang was a Senior Vice President at Caxton Corporation, now Caxton Associates, L.L.C. (“Caxton”), a commodity trading advisory firm, serving initially as Director of Research, where his research concentration was in the development and application of computerized trading models for a broad range of financial markets, and later as Director of Commodity Trading. Mr. Yang obtained a bachelor’s degree with honors from the University of California at Berkeley, where he was inducted into Phi Beta Kappa. He received his master’s degree from the Wharton School of the University of Pennsylvania. He co-authored with Richard G. Faux, Jr. “Managed Futures:  The Convergence with Hedge Funds,” a chapter in Evaluating and Implementing Hedge Fund Strategies, a book published in 1999 by Euromoney Publications.

Michael Y. Gan, age 54, has been the Executive Vice President of Willowbridge since September 1, 1992. He has been a principal of Willowbridge since November 1989 and has been an associated person of Willowbridge since December 1989. He was individually registered pursuant to the CE Act as a CPO and CTA and was approved as a member of the NFA in January 1990. He has been a principal and an associated person of Union Spring since March 1996. He has been a principal of Doublewood since November 1995 and has been an associated person of Doublewood since November 1996. He is also an associated person (since February 2011) and has a pending application to serve as principal of Willow Global, a registered CTA and CPO. Mr. Gan was the sole shareholder, Director and President of Willowbridge from October 1989 through August 1992. From July 1983 to October 1989, he worked in the foreign exchange trading group at Marine Midland Bank, a bank in New York. In this capacity, Mr. Gan was responsible for research into technical analysis, as well as proprietary trading for the firm in both currency futures and options and was promoted to Assistant Vice President. Mr. Gan graduated summa cum laude from the University of the Philippines with a B.S. in Chemical Engineering and subsequently graduated with honors from the Wharton School of the University of Pennsylvania with a M.B.A. in Finance.

Richard G. Faux, Jr., age 75, has been Executive Director of Willowbridge since April 1995. He has been a principal and an associated person of Willowbridge since February 1996. He is Executive Director of Doublewood and has been a principal of Doublewood since July 2000 and an associated person of Doublewood since March 1996. He is President and a director of Union Spring and has been a principal and an associated person of Union Spring since March 1996. Mr. Faux oversees administration at Willowbridge and performs similar duties for Doublewood and Union Spring. Since March 16, 1995, Mr. Faux has been president of GTR Capital Corporation (“GTR”), a consulting firm that has been a registered CTA since March 2010 and an NFA member since April 2010. Mr. Faux has been a principal and an associated person of GTR since March 2010. Mr. Faux co-founded MC Baldwin Financial Company (formerly known as Baldwin Financial Corporation and together with its affiliated companies, Baldwin Funds and Baldwin Investment Corporation, “MC Baldwin”) in April 1989 and served as its Co-Chief Executive Officer sharing the oversight of the operations of the company until April 1995, at which time MC Baldwin was an international trading manager which developed futures funds for its partner, Mitsubishi Corporation, a general trading company, and other institutional clients. Prior to forming MC Baldwin, Mr. Faux was President and a responsible party of Merrill Lynch Options/Futures Management Inc., a futures fund subsidiary of Merrill Lynch Pierce Fenner & Smith, a broker dealer, from December 1984 to April 1989. From October 1986 until October 1989, Mr. Faux was a principal and associated person of Merrill Lynch Alternative Investments LLC, an asset management company. Before Mr. Faux’s joining Merrill Lynch in 1984, it had raised only $13 million in futures funds. When he left, the company had raised $930 million, including one of the first multi-advisor futures funds. Previously, he spent four years, from January 1981 through December 1984, at Thomson McKinnon Securities, Inc., a futures commission merchant, where he helped develop futures funds, including one of the first financial futures funds. From August 1977 through January 1981, Mr. Faux was self-employed acting as advisor on financial projects and developing expertise in financial futures. Earlier, Mr. Faux spent ten years from August 1967 through August 1977 as Vice President of the investment management and institutional sales departments at Kuhn Loeb & Co., an investment bank. He is a graduate of Brown University and the Columbia University Graduate School of Business.

James J. O’Donnell, age 62, is Senior Vice President of Willowbridge and has been a principal of Willowbridge since November 1996. He is also Managing Director of Doublewood and has been a principal of Doublewood since July 2000. He is Managing Director of Union Spring and has been a principal of Union Spring since July 2000. Mr. O’Donnell oversees Willowbridge’s computer and information needs, including trading information systems, accounting information systems, automating certain operational and compliance activities and support for ongoing research of new computerized trading systems and effectiveness testing of existing trading systems. Mr. O’Donnell has been employed by Willowbridge since September 1, 1992. From June 1987 through August 1992, Mr. O’Donnell was Manager of Computer Information Systems at Caxton. From April 1979 through May 1987, Mr. O’Donnell was manager of Research Information Systems at Commodities Corporation, a commodity pool operator and commodities trading advisor. Prior to that, he was employed by Penn Mutual Life Insurance Company, a mutual life insurance company, from September 1973 through March 1979 as Senior Programmer Analyst. He is a graduate of LaSalle University with a B.A. in mathematics.

Steven R. Crane, age 45, is Senior Vice President, Secretary and Controller of Willowbridge. He has been a principal of Willowbridge since October 1996. He is also Secretary of Doublewood and has been a principal of Doublewood since July 2000. He is Secretary, Managing Director and director of Union Spring and has been a principal of Union Spring since July 2000. Mr. Crane has a pending application to serve as principal of Willow Global. He was Vice President, Secretary, Treasurer, and director of Limerick and was a principal of Limerick from July 2000 through February 2011. He oversees accounting, financial reporting and operations at Willowbridge. Mr. Crane has been employed by Willowbridge since April 1993. Prior to that, he was employed by Caxton from April 1992 to April 1993 as a Senior Accountant. From September 1989 through April 1992, Mr. Crane worked as a Senior Auditor for Deloitte & Touche LLP, an accounting firm. Mr. Crane is a Certified Public Accountant and a member of the AICPA. He graduated magna cum laude from North Carolina State University with a B.A. in accounting.

James A. Datri, age 49, is Vice President of Willowbridge. He has been a principal of Willowbridge since August 2007 and has been an associated person of Willowbridge since April 1997. Mr. Datri is currently responsible for overseeing trading activities for Willowbridge’s technical trading systems. He has been employed by Willowbridge since February 1995, holding various positions and handling a wide range of responsibilities in operations and trading during that time. Prior to joining Willowbridge, Mr. Datri worked at Caxton Associates, LLC from April 1988 through January 1995 as a trading assistant, providing support and research for various traders. Previously, he spent three years, from May 1985 through April 1988, at Merrill Lynch, a financial services company, in an operations capacity. Mr. Datri is a graduate of Monmouth College with a B.S. in finance.

Edward T. Dunne, age 69, is Managing Director of Willowbridge. He has been a principal of Willowbridge since July 2000. He is also Managing Director of Doublewood and has been a principal of Doublewood since July 2000. Mr. Dunne is Managing Director and director of Union Spring and has been a principal of Union Spring since March 1996 and has been an associated person of Union Spring since September 2000. From March 1992 to February 1998, Mr. Dunne was a shareholder and managing director of Nordek Associates, Inc., a commodity pool operator and commodity trading advisory firm. Mr. Dunne was a director of Star Asset Management Limited, a Bermuda money management company, from August 1995 to January 1998, and again from July 2001 through December 2008. In addition, from November 1993 to May 1994, Mr. Dunne was a managing director for the Alpha Global Proprietary Trading Division of Alpha Investment Management, Inc., an investment management firm. From September 1987 to December 1993, he was a managing director of UBS Securities LLC, a broker dealer. From July 1986 to August 1987, he served as an executive vice president and director of capital markets of Mosely Securities Corporation, an investment bank and broker dealer. After receiving his degree from Norwich University and a commission as an officer in the U.S. Army, Mr. Dunne continued his education at New York University’s Graduate School of Public Administration. Mr. Dunne also attended the New England School of Law. In addition, Mr. Dunne has attended the Securities Industry Institute at the University of Pennsylvania’s Wharton School of Business.

Virginia M. Loebel, age 52, is Managing Director at Willowbridge, Doublewood and Union Spring and has been a principal of each firm since September 2000. Prior to a deferred start date at Willowbridge, Ms. Loebel was employed by Union Bank of Switzerland, a bank, from August 1992 to April 1999 with credit and relationship management responsibility for major U.S. investment banks. Her last position with Union Bank of Switzerland was as Managing Director in charge of domestic managed funds and investment bank credit relationships with total credit facilities in excess of $20 billion. From August 1985 to August 1992, Ms. Loebel was a Vice President at Citibank, a bank, in Investment Banking and Managed Funds. Ms. Loebel completed the credit training program at Bankers Trust Company, a bank, where she was employed from February 1983 to August 1985. Ms. Loebel graduated cum laude from Villanova University with a B.S. in Finance and Economics.

Janice A. Kioko, age 48, is General Counsel, Chief Compliance Officer, and has been a principal of Willowbridge since September 2005. Ms. Kioko also serves as General Counsel and Chief Compliance Officer of Doublewood and Union Spring and has been a principal of each firm since September 2005. Prior to joining Willowbridge, Ms. Kioko was Vice President and Assistant General Counsel at Goldman Sachs Asset Management, an asset management company, and affiliate Commodities Corporation LLC, later known as Goldman Sachs Hedge Fund Strategies LLC, a registered CTA and CPO, where she was dedicated to hedge funds from July 1999 to August 2005. From September 1998 to July 1999, she worked at Cahill Gordon & Reindel, a law firm, as an associate. Ms. Kioko was employed as an associate by Morgan Stanley Asset Management, an asset management company, and Morgan Stanley & Co., an affiliated financial services firm, from July 1991 to January 1998, and as a credit analyst by Smith Barney, Harris Upham & Co., a financial services firm, from August 1988 to January 1991. Ms. Kioko has a J.D. from Fordham University Law School, where she attended classes at night except for a period of full-time study from January 1998 through September 1998. She has an M.B.A. in Finance from Fordham Graduate School of Business Administration where she also attended classes at night except for a period of full-time study from January 1991 through June 1991 and a B.A. in Economics from Columbia University.

QIM

The trading principals of QIM are Jaffray Woodrif, Michael Geismar and Greyson Williams.

Jaffray Woodriff. Mr. Woodriff, age 44, has 20 years experience trading financial markets using proprietary quantitative models that he has developed. In 2003, Mr. Woodriff co-founded QIM to offer the Global Program to outside clients. He guides all aspects of QIM’s business and is chiefly responsible for the constant innovation and improvement of the models and techniques that underlie QIM’s predictions, trading, and risk management. Mr. Woodriff graduated from the University of Virginia with a BS in Business in 1991. Mr. Woodriff formed QIM in May 2003, has been registered with the CFTC as an associated person and listed as a principal since January 16, 2004 and January 13, 2004, respectively.

Michael Geismar. Mr. Geismar, age 43, co-founded QIM in April 2003 with Mr. Woodriff after 18 months of successfully trading their proprietary accounts. As the head of trading for QIM, he implements the firm’s investment models and oversees its portfolio management. Mr. Geismar also manages investor relations and QIM’s general business affairs. Mr. Geismar graduated from the University of Virginia in 1994 with a BA in Mathematics and a minor in Statistics. Mr. Geismar formed QIM with Mr. Woodriff in May 2003, has been registered with the CFTC and listed as a principal since January 16, 2004 and as an associated person since November 28, 2005.

Greyson Williams. Mr. Williams, age 40, co-founded QIM in April 2003 after working with Mr. Woodriff and Mr. Geismar as a consultant beginning December 2002. He serves as an analyst, assists in statistical analysis and the development of predictive and risk models, and manages the internal databases and in-house software development. Mr. Williams graduated from the University of Virginia in 1995 with a BA in English and a minor in Art History. Mr. Williams formed QIM in May 2003, has been registered with the CFTC and listed as a principal since January 16, 2004 and as an associated person since November 28, 2005.

Ryan Vaughan. Mr. Vaughan, age 42, has spent the last ten years working in financial and corporate management. Mr. Vaughan joined QIM in September 2005 and became Chief Financial Officer and Chief Compliance Officer in January 2006.  In the fall of 2002, Mr. Vaughan began providing investment consulting services as a registered investment advisor to retail clients, including work for the following financial institutions: UBS Financial Services (September 2002 through February 2004), Blue Ridge Financial Planning Services (February 2004 through September 2005), and Registered Investment Advisory (“RIA”). Mr. Vaughan does not manage futures investments for his RIA clients and there is no overlap between his RIA clients and QIM’s clients. Mr. Vaughan spends approximately 5% of his time on his RIA practice. Mr. Vaughan graduated from the University of Virginia in 1993 with a BS in Commerce, concentrating in Management Information Systems. Mr. Vaughan graduated from the University of Georgia in 1995 with an MBA with concentrations in economics and finance. Mr. Vaughan earned the Chartered Financial Analyst (CFA) designation in 2003. Mr. Vaughan has been registered with the CFTC as an associated person and listed as a principal of QIM since June 8, 2006 and October 31, 2006, respectively.

Paul McKee. Mr. McKee, age 45, joined QIM in January 2005 and became Chief Technology Officer in March 2009. His responsibilities include managing developers and other technical staff, developing QIM’s broad technical strategy and assisting with maintenance and development of predictive code. Before coming to QIM, Mr. McKee was a research physicist at the University of Virginia for four years from September 2000 through October 2004. His research was primarily conducted at Department of Energy particle accelerator facilities in Newport News, Virginia, and Stanford University, California. From November 2004 through December 2004, Mr. McKee was between employment positions. Mr. McKee graduated from Georgetown University in 1990 with a B.S. in Physics and a minor in Computer Science, from the University of Virginia in 1995 with an M.A. in Physics, and from the University of Virginia in 2000 with a Ph.D. in Nuclear Physics. Mr. McKee has been registered with the CFTC as an associated person and listed as a principal of QIM since February 17, 2009 and March 3, 2009, respectively.

Molly Dunnington. Ms. Dunnington, age 39, started at QIM in May 2009 and became Chief Compliance Officer in January 2011. Ms. Dunnington's responsibilities include all compliance reporting and recordkeeping requirements related to the CFTC and NFA as well as the upcoming registration with the SEC. She is also responsible for the accounting of the Quantitative Global Funds. Before joining QIM, Ms. Dunnington had been Vice President, Finance at The Community Foundation Serving Richmond & Central Virginia where she worked from May 2002 through April 2009. Prior to that, she worked in the audit practice at KPMG from January 1998 through May 2002. Ms. Dunnington graduated from the University of Virginia in 1998 with a B.S. in Commerce with a concentration in accounting.

PJM

The trading principals of PJM are Peter Matthews and Jacqueline Matthews.

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

Robert L. Lerner. Robert Lerner has twenty years of experience in the hedge fund industry and has co-founded a number of successful alternative investment companies, including Partners Capital Investment Group, Inc., Mount Lucas Management Corporation, WoodAllen Capital Management and Ruvane Fund Management Corporation. Mr. Lerner also served as a principal and owner of Bridgeton Fund Management, LLC, the General Partner until October 1, 2013. Mr. Lerner also has been an active investor in the institutional investment research sector, making venture investments into start-ups such as Intralinks, Inc., Gerson Lehrman Group, Majestic Research, and CallStreet. Previously, Mr. Lerner was employed by Commodities Corporation (now part of Goldman Sachs Asset Management). He also has practiced financial services law and is a member of the NFA. Mr. Lerner received a B.A. degree from Cornell University and a J.D. degree from Boston University Law School.

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

3D Capital

Eric Dugan is a founding principal of 3D Capital, and its sole Managing Member. As such, he is solely responsible to manage all aspects of its operations, including the design and implementation of its trading systems. He was listed as a principal of 3D Capital in April 2010, and became registered as an associated person of the firm in July 2012.

Mr. Dugan began his trading career in January 1993 at Trout Trading Management Company, Ltd., a hedge fund manager selected as one of Barron’s top Hedge Fund 100 picks for 2009. At Trout, Mr. Dugan eventually managed all trading decisions during Asian market hours. He was instrumental in assessing European and U.S. economic activities and contributed to the development process of short-term trading strategies. Mr. Dugan was the only Trout trader given discretion to trade strategies other than those generated by the firm’s trading systems. He also was responsible to trade the two largest contracts in Trout’s portfolio.

Mr. Dugan left Trout in January 1999 to accept a position as Portfolio Manager for Willowbridge Associates, Inc., another hedge fund manager included in Barron’s top Hedge Fund 100 picks for 2009. At Willowbridge, Mr. Dugan managed the company’s short-term trading systems and directed the efforts of the short-term trading group. He also was responsible for the implementation and development of multiple successful and scalable short-term futures trading strategies designed to reduce risk and maximize return.

Since leaving Willowbridge in April 2007, Mr. Dugan has been self-employed as a trader of stock index futures products.

Mr. Dugan attended the University of Rhode Island, where he earned a Bachelor of Science Degree in Business. Born and raised in New Jersey, he, his wife and their son currently reside in Stone Ridge, New York.

Revolution

The principals of Revolution are Mark Andrew Chapin, Michael David Mundt, and Theodore Robert Olson.

Mark Andrew Chapin. Mark’s primary focus is the development of short-term trading methodologies for Revolution. Mark received his Bachelor of Science degree from Clarkson University in 1997 and his Masters of Science degree from the University of California at Berkeley in 1999. Both degrees are in mechanical engineering. Mark has an extensive background and also a strong interest both in algorithms and also their implementation in numerical code. Mark was employed by Seagate Technology, a hard-dis-drive company, between June 1999 and July 2007, where he worked on advanced concepts in the head/media department. He currently holds twelve U.S. patents in the area of disk-drive head/disk mechanics and has co-authored several peer-reviewed journal articles.

Mark has been registered with the CFTC as an Associated Person and the NFA as an associate member since June 11, 2008 and has been a listed Principal of Revolution since October 10, 2005.

Michael David Mundt. Michael’s tasks primarily consist of model development, business/marketing, and coordinating Revolution’s overall business and trading strategy.

Michael’s background is in engineering and applied science. He received his Bachelor of Science degree in Aerospace Engineering from the University of Colorado in 1989. He was awarded a Ph.D. in Aerospace Engineering in 1993, also from the University of Colorado; his thesis involved the exploration of chaos and turbulence in simple weather/climate models. After the completion of his academic studies, Michael transitioned into the technology industry. He was employed by Seagate Technology (a hard-disk drive company) as an engineer specializing in computational fluid mechanics between March 1998 and July 2007. He currently holds nineteen U.S. patents in the area of disk-drive head/disk mechanics.

Michael has been registered with the CFTC as an Associated Person and the NFA as an associate member since December 27, 2004 and has been a listed Principal of Revolution since December 27, 2004.

Theodore Robert Olson (“Rob”). Rob oversees the architecture and development of the hardware and software computing infrastructure at Revolution. Rob received his Bachelor of Science degree in Aerospace Engineering at the University of Arizona in 1989. He received his Master’s and Doctorate degrees in Aerospace Engineering at the University of Colorado in 1992 and 1996, respectively. Rob was employed at Raytheon Technology, an aerospace defense contractor, from June 1996 through June 2006. His primary job duties included code/software development, data analysis, and the development of statistical algorithms to process high-frequency, realtime data. Rob is familiar with a wide range of computing languages (e.g. Fortran, C, C++, Java), operating systems (e.g. Windows, Linux, Unix, Mac OS X), and application software (e.g. Perl, Matlab, Tcl/Tk).

Rob has been registered with the CFTC as an Associated Person and the NFA as an associate member since June 19, 2008 and has been a listed Principal of Revolution since September 2, 2005.

Code of Ethics

The Partnership does not have any officers; therefore, it has not adopted a code of ethics applicable to the Partnership's principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The General Partner is primarily responsible for the day to day administrative and operational aspects of the Partnership's business. The General Partner has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions and a copy of such code is included as Exhibit 14.01.

ITEM 11. Executive Compensation.

The Partnership has no directors or executive officers. The General Partner manages and conducts the business of the Partnership. The General Partner receives management and other fees from the Partnership. See “Business -- Fees and Expenses.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2013, approximately 2,461.4050 Partnership Units were held by 221 Limited Partners and the General Partner. As of December 31, 2013 the following beneficially owned more than 5% of the outstanding Partnership Units in their respective Class.

(1) Title of Class	(2) Name and Address of Beneficial Owner:	(3) Amount and Nature of Beneficial Ownership Units Held	(4) Percent of Class
Class B1	KCM Retirement Plan*	257.1475 units valued at $231,810	28.72%
Class B1	John & Elizabeth Rotunno*	53.1491 units valued at $47,912	5.94%
Class B1	Robert J. Robson, IRA*	76.8943 units valued at $69,318	8.59%
Class B1	Susanna Castillo-Robson, IRA*	76.8943 units valued at $69,318	8.59%
Class B1	Marsha Drane, IRA*	46.1051 units valued at $41,562	5.15%
Class B1	Nancy Travers Lucas*	105.9215 units valued at $95,485	11.83%

Class B2	Strube Family Trust*	33.7716 units valued at $22,593	34.42%
Class B2	Brad R. Burns*	22.6659 units valued at $15,163	23.10%
Class B2	Brad & Nancy Smith*	41.6783 units valued at $27,882	42.48%

Class B3	Barry Lanman, IRA*	19.3726 units valued at $16,883	41.19%
Class B3	Brenda J. Clarke, IRA*	27.6623 units valued at $24,108	58.81%

* All Shareholders are care of the Partnership, 4647 Saucon Creek Road, Suite 205, Center Valley, PA 18034

The Partnership has no directors or officers. The General Partner manages and conducts the business of the Partnership. As of December 31, 2013, the General Partner owned $1,760 of General Partner interests in the Company, or 0.2618 Partnership Units, representing approximately 0.017% of the total outstanding Partnership Capital. As of March 1, 2014, the General Partner owned $1,735 of interests in the Partnership or 0.017% of the Partnership. The General Partner is owned by a trust for the benefit of Stephen J. Roseme’s family.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The General Partner manages and conducts the business of the Partnership. To compensate the General Partner for its management of the Partnership, its monitoring of the Advisors’ portfolio and its assumption of the financial burden of operating the Partnership, the General Partner receives management and other fees from the Partnership. See “Business - Fees and Expenses.” For the years ended December 31, 2013 and 2012, the General Partner received a management fee from the Partnership pursuant to the Limited Partnership Agreement in the amounts of $141,080 and $168,405, respectively. For the years ended December 31, 2013 and 2012, the General Partner received net brokerage commissions of $304,348 and $515,246, respectively from the Partnership. Net brokerage commissions represent the gross brokerage commissions of 4.0% annually of the net asset value of the Class A Interests and 3.0% up to 6.0% annually of the Class B Interests equal to the following percentages:  Series 1-3%, Series 2-6% and Series 3-5% and from these amounts, the General Partner paid for 1) actual trading commissions incurred by the Partnership and 2) 3% to properly registered selling agents as their ongoing compensation for servicing Class B Limited Partners. One individual who is associated with one of the Advisors is also a limited partner of the Partnership. At December 31, 2013 and 2012 the individual’s outstanding partnership interest was $162,863 and $169,579, respectively. Mr. Lerner serves as a Principal and the Managing Director of DPT.

ITEM 14. Principal Accounting Fees and Services.

The following table shows the fees (in thousands) paid or accrued by the Partnership for the audit and other services provided by Arthur F. Bell, Jr. and Associates, L.L.C. (“Arthur Bell”) for 2013 and 2012:
	2013	2012
Audit Fees (1)	$78.0	$72.1
Audit-Related Fees	-	-
Tax Fees (2)	-	-
All Other Fees	-	-
	$78.0	$72.1

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
Date:  March 31, 2014

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

BRIDGETON TACTICAL ADVISORS FUND, LP

TABLE OF CONTENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

PAGES

Report of Independent Registered Public Accounting Firm	34

Financial Statements

Statements of Financial Condition	35

Condensed Schedules of Investments	36 – 37

Statements of Income (Loss)	38

Statements of Changes in Partners’ Capital (Net Asset Value)	39

Notes to Financial Statements	40 – 51

201 International Circle, Suite 400 Hunt Valley, Maryland 21030 ● USA Tel: 401-771-0001 ● Fax: 410-785-9784 www.arthurbellcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Bridgeton Tactical Advisors Fund, LP

We have audited the accompanying statements of financial condition of Bridgeton Tactical Advisors Fund, LP, including the condensed schedules of investments, as of December 31, 2013 and 2012, and the related statements of income (loss) and changes in partners’ capital (net asset value) for the years then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bridgeton Tactical Advisors Fund, LP as of December 31, 2013 and 2012, and the results of its operations and the changes in its net asset value for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Arthur F. Bell, Jr. & Associates, L.L.C.

Hunt Valley, Maryland
March 28, 2014

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2013 AND 2012

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF FINANCIAL CONDITION
As of December 31, 2013 and December 31, 2012
	December 31,	December 31,
	2013	2012
ASSETS
Equity in futures trading accounts:
Due from brokers (including margin deposits of $708,949 for 2013 and $1,405,704 for 2012)	$1,845,048	$2,807,458
Net unrealized gains on open contracts	210,098	264,347
Net unrealized (losses) on open contracts	-	(42,250)
	2,055,146	3,029,555
Cash and cash equivalents	9,905,623	12,357,488
Due from general partner	17,557	-
TOTAL ASSETS	$11,978,326	$15,387,043
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES
Prepaid subscriptions	$1,409,247	$9,795
Redemptions payable	-	59,260
Due to General Partner	-	19,980
Other accrued expenses	51,370	68,677
Accrued incentive fees	32,329	-
Accrued management fees	22,741	23,546
TOTAL LIABILITIES	1,515,687	181,258
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners - Class A (1,420.5030 and 1,886.9744 fully redeemable units
at December 31, 2013 and December 31, 2012, respectively)	9,546,996	13,517,686
Limited partners - Class B (1,040.6402 and 1,808.0053 fully redeemable units
at December 31, 2013 and December 31, 2012, respectively)	913,883	1,686,224
General partner - Class A (0.2618 fully redeemable units
at December 31, 2013 and December 31, 2012)	1,760	1,875
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	10,462,639	15,205,785
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$11,978,326	$15,387,043

See Notes to Financial Statements

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTEMENTS

AS OF DECEMBER 31, 2013

LONG FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$(505)	(0.005)%
Currencies	48,558	0.464%
Energy	19,447	0.186%
Metals	13,862	0.133%
Stock indices	42,875	0.409%
Total long futures contracts	$124,237	1.187%

SHORT FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$32,312	0.309%
Currencies	24,287	0.232%
Energy	(752)	(0.007)%
Financials	48,042	0.459%
Metals	(17,728)	(0.169)%
Stock indices	(300)	(0.003)%
Total short futures contracts	$85,861	0.821%
Total futures contracts	$210,098	2.008%

______________________________
*	No single contract’s value exceeds 5% of partners’ capital.
See Notes to Financial Statements

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTEMENTS (CONTINUED)

AS OF DECEMBER 31, 2012

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

______________________________
*	No single contract’s value exceeds 5% of partners’ capital.
See Notes to Financial Statements

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
NET INVESTMENT (LOSS)
Income:
Interest income	$7,099	$18,102

Expenses:
Brokerage commissions	551,526	663,889
Incentive fees	362,310	230,711
Management fees	271,904	322,399
Professional fees	130,784	148,674
Accounting, administrative and other expenses	85,225	117,406
Total expenses	1,401,749	1,483,079
Net investment (loss)	(1,394,650)	(1,464,977)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of futures
and forward currency contracts:
Net realized gains on closed contracts	511,732	863,918
Change in net unrealized gains (losses) on open contracts	(11,999)	43,993
Net trading profits	499,733	907,911
NET (LOSS)	$(894,917)	$(557,066)
NET (LOSS) PER UNIT
(based on weighted average number of units outstanding during the period)
Class A	$(448.03)	$(239.99)
Class B - Series 1	$(55.92)	$(22.97)
Class B - Series 2	$(47.42)	$(58.13)
Class B - Series 3	$(66.82)	$(40.23)

See Notes to Financial Statements

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	CLASS A					CLASS B LIMITED PARTNERS
	General Partner		Limited Partners		Total	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Class A	Units	Amount	Units	Amount	Units	Amount	Class B	Total
PARTNERS' CAPITAL,
December 31, 2011	0.2618	$1,937	2,219.1567	$16,413,423	$16,415,360	1,613.6842	$1,569,042	456.3716	$349,771	47.0348	$46,026	$1,964,839	$18,380,199
Subscriptions	-	-	58.5907	417,487	417,487	87.8713	85,000	0	0	-	-	85,000	502,487
Redemptions	-	-	(385.4955)	(2,775,876)	(2,775,876)	(128.0614)	(119,614)	(308.6715)	(224,345)	-	-	(343,959)	(3,119,835)
Transfers	-	-	(5.2775)	(37,142)	(37,142)	39.7763	37,142	-	-	-	-	37,142	-
Net (loss)	-	(62)	-	(500,206)	(500,268)	-	(36,941)	-	(17,965)	-	(1,892)	(56,798)	(557,066)
PARTNERS' CAPITAL,
December 31, 2012	0.2618	$1,875	1,886.9744	$13,517,686	$13,519,561	1,613.2704	$1,534,629	147.7001	$107,461	47.0348	$44,134	$1,686,224	$15,205,785
Subscriptions	-	-	73.3451	503,975	503,975	174.6908	165,000	-	-	-	-	165,000	668,975
Redemptions	-	-	(539.8165)	(3,680,505)	(3,680,505)	(892.4715)	(800,523)	(49.5844)	(36,176)	-	-	(836,699)	(4,517,204)
Net (loss)	-	(115)	-	(794,160)	(794,275)	-	(91,852)	-	(5,647)	-	(3,143)	(100,642)	(894,917)
PARTNERS' CAPITAL,
December 31, 2013	0.2618	$1,760	1,420.5030	$9,546,996	$9,548,756	895.4897	$807,254	98.1157	$65,638	47.0348	$40,991	$913,883	$10,462,639

							Net Asset Value Per Unit
							Class A	Class B, Series 1	Class B, Series 2	Class B, Series 3
December 31, 2011							$7,396.24 (1)	$972.34	$766.42	$978.55
December 31, 2012							$7,163.68 (2)	$951.25	$727.56	$938.33
December 31, 2013							$6,720.86 (3)	$901.47	$668.99	$871.50

______________________________
(1)	Based on 2,219.4185 Class A shares
(2)	Based on 1,887.2362 Class A shares
(3)	Based on 1,420.7648 Class A shares

See Notes to Financial Statements

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

1.	PARTNERSHIP ORGANIZATION

Bridgeton Tactical Advisors Fund, LP (formerly RFMC Tactical Advisors Fund, LP) (“the Partnership”), a Delaware limited partnership, was organized on January 24, 1986. Prior to March 1, 2010, Willowbridge Associates, Inc (“Willowbridge”) served as the Partnership’s sole trading advisor. Effective March 1, 2010, the Partnership added Quantitative Investment Management, LLC (“QIM”) as an additional trading advisor. Effective August 1, 2011, the Partnership added DPT Capital Management, LLC (“DPT”) and PJM Capital (“PJM”) as trading advisors in addition to Willowbridge and QIM. Effective March 1, 2013, the Partnership added 3D Capital Management, LLC (“3D Capital”) as a trading advisor. Effective October 22, 2013, the Partnership added Revolution Capital Management LLC (“Revolution”) as a trading advisor (Willowbridge, QIM, DPT, PJM, 3D Capital and Revolution, collectively the “Trading Advisors”). The Partnership terminated its relationships with DPT, PJM and 3D Capital effective January 31, 2013, July 1, 2013, and December 31, 2013, respectively. The Partnership’s business is to trade, buy, sell or otherwise acquire, hold or dispose of futures contracts, options on physical commodities and on futures contracts, forward contracts, and instruments that may be subject of a futures contract, including equities, indices and sectors ("Commodity Interests"), and any rights pertaining thereto and to engage in all activities incident thereto. The objective of the Partnership is the appreciation of its assets though speculative trading.

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

From August 1, 2011 to January 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 34% to 43% to Willowbridge, 34% to 35% to QIM, 21% to 15% to PJM and 11% to 7% to DPT. From February 1, 2013 to March 1, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 47% to Willowbridge, 38% to QIM, and 15% to PJM. From March 1, 2013, to June 30, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 46% to Willowbridge, 36% to QIM, 12% to PJM, and 6% to 3D Capital. From July 1, 2013 to October 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 53% to Willowbridge, 35% to QIM, 12% to 3D Capital. From November 1, 2013 to December 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 37% to Willowbridge, 34% to QIM, 6% to 3D Capital and 23% to Revolution. During the years ended December 31, 2013 and 2012, two of the principals of the General Partner were also principals of DPT. The General Partner, in the future, may change the allocation percentages between the Trading Advisors or allocate the Partnership’s assets to other trading strategies and investment programs.

The Partnership shall end upon withdrawal, insolvency or dissolution of the General Partner or a decline of greater than fifty percent of the net assets of the Partnership as defined in the Agreement, or the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired. Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurement. At December 31, 2013 and 2012, the Partnership had investments in money market mutual funds of $9,774,207 and $12,216,656, respectively. Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

C.	Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin. Due from brokers at December 31, 2013 and 2012 consisted of cash on deposit with the brokers of $1,845,048 and $2,807,458, respectively. The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf. The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote. Interest income is recognized on an accrual basis.

D.	Investments in Futures and Forward Currency Contracts

Investments in futures and forward currency contracts are recorded on the trade date and open contracts are stated in the financial statements at their fair value on the last business day of the reporting period. The fair value of futures contracts is determined based on quoted market prices, and accordingly such contracts are classified as Level 1 fair value estimates under the fair value hierarchy as described within ASC Topic 820, Fair Value Measurement. The fair value of forward currency (non-exchange traded) contracts is determined based on the interpolation of mid spot rates and forward points, as provided by a leading data provider. Such valuation technique for forward currency contracts represents both a market approach and an income approach to fair value measurements, and accordingly, forward currency contracts are categorized as Level 2 fair value estimates under ASC Topic 820. Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis. Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized gains on closed contracts” in the Statements of Income (Loss).

As each broker has the right of offset, the Partnership presents the aggregate net unrealized gains with such brokers as “Net unrealized gains on open contracts” and the aggregate net unrealized losses with such brokers as “Net unrealized losses on open contracts” in the Statements of Financial Condition. The net unrealized gains on open contracts with one broker are not offset against net unrealized losses on open contracts from another broker in the Statements of Financial Condition (see Note 4., Derivative Instruments, for disclosures about offsetting derivative assets and liabilities).

Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss) under the caption “Change in net unrealized gains (losses) on open contracts”.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
E.	Brokerage Commissions

The Class A limited partners pay to the General Partner a flat brokerage commission of 4.0% annually of the net asset value of the Class A limited partners’ capital as of the beginning of each month. Class B limited partners pay to the General Partner a flat brokerage commission equal to the following percentages of each Series’ applicable net asset value: Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%. From these amounts, the General Partner paid (1) actual trading commissions incurred by the Partnership of $247,178 and $148,643 for the years ended December 31, 2013 and 2012, respectively, and (2) 3.0% to properly registered selling agents as their ongoing compensation for servicing Class B limited partners (and to the extent the amount is less than 3%, the brokerage commissions with respect to such Class B limited partnership interests will be reduced accordingly). Approximately 35% to 45% of the actual trading commissions incurred by the Partnership is remitted by the brokers to an Introducing Broker affiliated with Bridgeton.

Brokerage commissions charged to each Class or Series of class were as follows for the years ended December 31:
	2013	2012
Class A	$498,031	$601,742
Class B – Series 1	46,278	46,131
Class B – Series 2	5,065	13,782
Class B – Series 3	2,152	2,234

Total
	$551,526	$663,889

As of December 31, 2013 and 2012, $17,557 and $28,963, respectively, were due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership. The Partnership's reimbursement of brokerage commissions due from the General Partner at December 31, 2012 has been offset with management fees due to the General Partner, resulting in the net amount of $19,980 due to General Partner (see Note 2.H.).

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

Pursuant to the Trading Advisory Agreements with Willowbridge (“Willowbridge Agreement”), QIM (“QIM Agreement”), DPT (“DPT Agreement”), PJM (“PJM Agreement”), 3D Capital (“3D Capital Agreement”), and Revolution (“Revolution Agreement”), the Trading Advisors are entitled to an incentive fee based on the New Profits, the New Net Profits, the New Trading Profits, or the New Net Total Return, as defined in the applicable Trading Advisory Agreements, of the Partnership’s trading assets allocated to the respective Trading Advisor. The Trading Advisors earn such incentive fees on a quarterly basis, except for 3D Capital; 3D Capital is entitled to a monthly incentive fee.

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

DPT was entitled to a quarterly incentive fee of 10% of any New Trading Profits (as defined in the DPT Agreement) in the Partnership’s account as of each calendar quarter end. “New Trading Profits”, for the purpose of calculating DPT’s incentive fee, is defined as the excess of cumulative gain/loss from commodity trading (excluding interest) less trading and management fees over its highest past value at any prior calendar quarterly period with respect to trading assets allocated to DPT. The “gain/loss from commodity trading” is the net gain or loss from closed and completed commodity transactions (after brokerage commissions) plus the increases/decreases in the value of open positions at the end of each calendar quarter (accounting for commissions that would be incurred by closing such open positions). In the event of any subsequent losses, the quarterly incentive fees were not be charged until there were New Trading Profits to offset such losses.

PJM was entitled to a quarterly incentive fee of 20% of any New Trading Profits (as defined in the PJM Agreement) in the Partnership’s account as of each calendar quarter end. “New Trading Profits”, for the purpose of calculating PJM’s incentive fee, is defined as the excess of cumulative gain/loss from commodity trading (excluding interest) less trading and management fees over its highest past value at any prior calendar quarterly period with respect to trading assets allocated to PJM. The “gain/loss from commodity trading” is the net gain or loss from closed and completed commodity transactions (after brokerage commissions) plus the increases/decreases in the value of open positions at the end of each calendar quarter (accounting for commissions that would be incurred by closing such open positions). In the event of any subsequent losses, the quarterly incentive fees were not be charged until there were New Trading Profits to offset such losses.

3D Capital traded allocated assets pursuant to two separate trading programs. 3D Capital was entitled to a monthly incentive fee of 15% of any New Net Profits (as defined in the 3D Capital Agreement) in the Partnership’s account for the respective trading program as of each calendar month end. “New Net Profits,” for the purpose of calculating 3D Capital’s incentive fee, is defined as 1) all realized gains and losses; plus 2) the change in value of open positions during the month; plus 3) interest earned in any account; minus 4) all commissions, transaction and other expenses incurred during the period, including the management fees and accounting fees. If New Net Profits for a month were negative, no incentive fee was generated and the negative amount constituted a “carryforward loss” for the beginning of the next month and was added to any carryforward loss since the last incentive fee was earned. 3D Capital did not earn additional incentive fees until New Net Profits generated since the last incentive fee was earned exceed the aggregate carryforward loss recognized since the last incentive fee was earned. The effect of this calculation prevented 3D Capital from earning incentive fees on the recoupment of prior losses.

Revolution is entitled to a quarterly incentive fee of 20% of any New Net Total Return (as defined in the Revolution Agreement) in the Partnership’s account as of each calendar quarter end. “New Net Total Return”, for the purpose of calculating Revolution’s incentive fee, is computed using the formula: (1) the net of realized profits and loss during the period, plus (2) the change in unrealized profit and loss on open positions during the period, plus (3) accrued interest income, minus (4) all brokerage commissions, transaction fees, management fees and other charges incurred during the period and minus (5) cumulative net loss, if any, carried over from previous periods. Cumulative net loss shall be computed by totaling all net profit in each period (quarter or month) in which there was such a profit and subtracting from it all net loss in each period (quarter or month) in which there was such a loss, provided that the full cumulative net loss shall not be carried over where a withdrawal has occurred. Instead, a portion of the loss (calculated by dividing the withdrawn amount by the total under management and multiplying the result by the cumulative net loss) attributable to the withdrawn amount shall first be subtracted from the cumulative net loss.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
G.	Incentive Fees (continued)
There were no incentive fees earned by DPT or PJM for the years ended December 31, 2013 and 2012. Incentive fees earned by Willowbridge totaled $319,982 and $0 for the years ended December 31, 2013 and 2012, respectively. Incentive fees earned by QIM totaled $0 and $230,711 for the years ended December 31, 2013 and 2012, respectively. Incentive fees earned by Revolution totaled $32,329 for the year ended December 31, 2013. As of December 31, 2013, $32,329 was due to Revolution. Incentive fees earned by 3D Capital totaled $9,999 for the year ended December 31, 2013.

H.	Management Fees

The General Partner charges a management fee each beginning of month at 1/12 of 1% of the Partnership’s net assets (as defined in the Agreement) as of the beginning of the respective month. For the years ended December 31, 2013 and 2012, such fees amounted to $141,080 and $168,405, respectively.

At December 31, 2012, $48,943 in management fees was due to the General Partner. Such due to the General Partner amount is reported net of brokerage commissions reimbursement due to the Partnership at December 31, 2012 (see Note 2.E.).

In addition to the management fee paid to the General Partner, the Partnership pays to Willowbridge a quarterly trading advisor management fee of 0.25% (1% per year) of the Partnership’s trading assets allocated to Willowbridge. These fees amounted to $81,807 and $70,174 in 2013 and 2012, respectively. As of December 31, 2013 and 2012, $17,622 and $18,173, respectively, were due to Willowbridge. The Partnership paid PJM a monthly trading advisor management fee of 0.166% (2% per year) of the Partnership’s trading assets allocated to PJM. These fees amounted to $22,602 and $68,621 in 2013 and 2012, respectively. As of December 31, 2013 and 2012, $0 and $4,236, respectively, were due to PJM. The Partnership paid DPT a monthly trading advisor management fee of 0.083% (1% per year) of the Partnership’s trading assets allocated to DPT. These fees amounted to $1,130 and $15,199 in 2013 and 2012, respectively. As of December 31, 2013 and 2012, $0 and $1,137, respectively, were due to DPT. The Partnership pays 3D Capital a monthly trading advisor management fee of 0.125% (1.5% per year) of the Partnership’s trading assets allocated to 3D Capital. These fees amounted to $18,572 for the year ended December 31, 2013. As of December 31, 2013, $1,739 was due to 3D Capital. The Partnership pays Revolution a monthly trading advisor management fee of 0.083% (1% per year) of the Partnership’s trading assets allocated to Revolution. These fees amounted to $6,713 for the year ended December 31, 2013. As of December 31, 2013, $3,380 was due to Revolution. QIM is not paid a trading advisor management fee. The aggregate trading assets allocated to the Trading Advisors may exceed the net asset value of the Partnership, and accordingly management fees may exceed that which would be assessed based on net asset value.

I.	Income Taxes
No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

The Partnership applies the provisions of Codification Topics 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense. The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the years ended December 31, 2013 and 2012.

The Partnership files U.S. federal and state tax returns. The 2010 through 2013 tax years generally remain subject to examination by U.S. federal and most state authorities.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
J.	Subscriptions

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

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the respective Statement of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Realized gains resulting from the translation to U.S. dollars totaled $3,559 and $8,688 for the years ended December 31, 2013 and 2012, respectively, and are reported as a component of “Net realized gains on closed contracts” in the Statements of Income (Loss).

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

The Partnership’s adoption of ASU 2011-11 and ASU 2013-01 had no material impact on the Partnership’s financial statements. See Note 4. Derivative Instruments for disclosures required pursuant to the Partnership’s adoption of ASU 2011-11 and ASU 2013-01.

In June 2013, the FASB issued Accounting Standards Update No. 2013-08 (“ASU 2013-08”), entitled Financial Services – Investment Companies (Topic 946) – Amendments to the Scope, Measurement, and Disclosure Requirements. ASU 2013-08 changes the approach to assessing whether an entity is an investment company, clarifies the characteristics of an investment company and provides comprehensive guidance for assessing whether an entity is an investment company. In addition, ASU 2013-08 requires non-controlling ownership interests in other investment companies to be measured at fair value and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. The Partnership is currently evaluating the impact ASU 2013-08 will have; however, no material impact on the Partnership’s financial statements is anticipated.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
N.	Indemnifications

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

The fair value hierarchy, as more fully described in ASC Topic 820, Fair Value Measurement, prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date. The types of investments included in Level 1 are publicly traded investments. As required by ASC Topic 820, Fair Value Measurement, the Partnership does not adjust the quoted price for these investments even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. The Partnership recognizes transfers, if any, between fair value hierarchy levels at the beginning of the reporting period. There were no transfers into or out of fair value hierarchy levels during the years ended December 31, 2013 and 2012.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

3.	FAIR VALUE (CONTINUED)

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the Statements of Financial Condition:

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Commodities	$$45,002	$0	$0	$45,002
Currencies	73,630	0	0	73,630
Energy	27,240	0	0	27,240
Financials	48,715	0	0	48,715
Metals	196,666	0	0	196,666
Stock indices	42,913	0	0	42,913
Total futures contracts	434,166	0	0	434,166
Money market mutual funds	9,774,207	0	0	9,774,207
Total assets	$10,208,373	$0	$0	$10,208,373

Liabilities
Futures contracts
Commodities	$(13,195)	$0	$0	$(13,195)
Currencies	(785)	0	0	(785)
Energy	(8,545)	0	0	(8,545)
Financials	(673)	0	0	(673)
Metals	(200,532)	0	0	(200,532)
Stock indices	(338)	0	0	(338)
Total futures contracts	(224,068)	0		(224,068)
Total liabilities	$(224,068)	$0	$0	$(224,068)

	December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Commodities	$111,640	$0	$0	$111,640
Currencies	229,560	0	0	229,560
Energy	17,878	0	0	17,878
Financials	72,645	0	0	72,645
Metals	78,979	0	0	78,979
Stock indices	18,540	0	0	18,540
Total futures contracts	529,242	0		529,242
Money market mutual funds	12,216,656	0		12,216,656
Total assets	$12,745,898	$0	$0	$12,745,898

Liabilities
Futures contracts
Commodities	$(16,345)	$0	$0	$(16,345)
Currencies	(27,341)	0	0	(27,341)
Energy	(781)	0	0	(781)
Financials	(35,719)	0	0	(35,719)
Metals	(143,395)	0	0	(143,395)
Stock indices	(83,564)	0	0	(83,564)
Total futures contracts	(307,145)	0	0	(307,145)
Total liabilities	$(307,145)	$0	$0	$(307,145)

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

4.	DERIVATIVE INSTRUMENTS

The Partnership engages in the speculative trading of forward currency contracts and futures contracts in currencies, financials and a wide range of commodities, among others (collectively “derivatives”) for the purpose of achieving capital appreciation. Since the derivatives held or sold by the Partnership are for speculative trading purposes, the derivative instruments are not designated as hedging instruments as defined in ASC Topic 815, Derivatives and Hedging.

Under provisions of ASC Topic 815, Derivatives and Hedging, entities are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial condition. Investments in futures contracts are reported in the Statements of Financial Condition as “Net unrealized gains on open contracts” or “Net unrealized (losses) on open contracts.”

The Partnership’s derivatives held at December 31, 2013 and 2012 are subject to agreements similar to master netting agreements with the Partnership’s brokers which grant the brokers the right to set off recognized assets and liabilities if certain conditions exist. The following tables present gross amounts of assets and liabilities which are offset in the Statements of Financial Condition.

	Offsetting of Derivative Assets and Liabilities
	at December 31, 2013
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Assets	Condition	Condition
Assets
Futures Contracts(1)
ADM Investor Services, Inc.	$226,694	$(203,580)	$23,114
Newedge USA, LLC	207,472	(20,488)	186,984
Total futures contracts	$434,166	$(224,068)	$210,098

		Goss Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Liabilities	Condition	Condition
Liabilities
Futures Contracts(1)
ADM Investor Services, Inc.	$(203,580)	$203,580	$0
Newedge USA, LLC	(20,488)	20,488	0
Total futures contracts	$224,068	$224,068	$0

	Offsetting of Derivative Assets and Liabilities
	at December 31, 2012
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Assets	Condition	Condition
Assets
Futures Contracts(1)
ADM Investor Services, Inc.	$88,112	$(88,112)	$0
Newedge USA, LLC	441,130	(176,783)	$264,347
Total futures contracts	$529,242	$(264,895)	$264,347

		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Liabilities	Condition	Condition
Liabilities
Futures Contracts(1)
ADM Investor Services, Inc.	$(130,362)	$88,112	$(42,250)
Newedge USA, LLC	(176,783)	176,783	0
Total futures contracts	$(307,145)	$264,895	$(42,250)

_________________________________
(1) See Note 3. for the fair value for each type of contract within the category.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

4.	DERIVATIVE INSTRUMENTS (CONTINUED)
The cash held at each counterparty at December 31, 2013 and 2012 exceeds the net derivatives liability, if any, at such counterparty.

Realized gains and losses, as well as any change in net unrealized gains or losses on open contracts from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Statements of Income (Loss).

The Partnership’s trading results and information related to the volume of the Partnership’s derivative activity by market sector were as follows:

	For the Year ended December 31, 2013
		Change in		Number of
	Net Realized	Net Unrealized	Net Trading	Closed
Futures contracts	Gains (Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$(344,175)	$(63,488)	$(407,663)	4,536
Currencies	127,425	(129,374)	(1,949)	4,322
Energy	(406,193)	1,598	(404,595)	2,290
Financials	193,562	11,116	204,678	9,600
Metals	212,332	60,550	272,882	2,606
Stock indices	728,881	107,599	836,480	31,290
Total futures contracts	511,832	(11,999)	499,833	54,644

				Notional Value
				of Contracts
				Closed
Forward currency contracts	(100)	-	(100)	$117,377
Total gain (loss) from
derivatives trading	$511,732	$(11,999)	$499,733

	For the Year ended December 31, 2012
		Change in		Number of
	Net Realized	Net Unrealized	Net Trading	Closed
Futures contracts	Gains (Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$(320,798)	$101,952	$(218,846)	6,088
Currencies	264,933	166,992	431,925	5,254
Energy	579,000	(6,816)	572,184	2,288
Financials	(529,833)	33,502	(496,331)	13,432
Metals	167,803	(202,285)	(34,482)	1,236
Stock indices	702,813	(49,352)	653,461	6,186
Total gain from
derivatives trading	$863,918	$43,993	$907,911	34,484

The number of contracts closed for futures contracts represents the number of contract half-turns during the years ended December 31, 2013 and 2012. The notional value of contracts closed for forward currency contracts represents the U.S. dollar notional value of forward currency contracts closed during the year ended December 31, 2013.

A.	Market Risk

The Partnership engages in the speculative trading of derivatives. Derivative financial instruments involve varying degrees of off-balance sheet market risk whereby changes in the level of volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments or commodities may result in cash settlements in excess of the amounts recognized in the Statements of Financial Condition. The Partnership’s exposure to market risk is directly influenced by a number of factors, including the volatility of the markets in which the financial instruments are traded and the liquidity of those markets.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

4.	DERIVATIVE INSTRUMENTS (CONTINUED)

	B.	Fair Value

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Statements of Income (Loss). Open contracts generally mature within 90 days; as of December 31, 2013 and 2012, the latest maturity dates for open contracts are December 2014 and December 2013, respectively.

	C.	Credit Risk

Futures are contracts for delayed delivery of financial interests in which the seller agrees to make delivery at a specified future date of a specified financial instrument at a specified price or yield. Risk arises from changes in the fair value of the underlying instruments. The purchase and sale of futures contracts requires certain margin deposits with the brokers. Additional deposits may be necessary for any loss on contract fair value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited with such brokers ("counterparties"). The Partnership’s counterparties are major brokerage firms and banks located in the United States, or their foreign affiliates. Credit risk due to counterparty nonperformance associated with futures contracts is reflected in the cash on deposit with brokers and the unrealized gains on open contracts held by such counterparties, if any, reflected above. The Partnership also trades forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance.

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

5.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2013 and 2012. The information has been derived from information presented in the financial statements.

	Year ended December 31, 2013
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire year)
Net Asset Value, beginning of the year	$7,163.68	$951.25	$727.56	$938.33
Profit (loss) from operations
Net investment (loss)	(699.96)	(84.51)	(86.00)	(100.38)
Net trading profit	257.14	34.73	27.43	33.55
Net (loss)	(442.82)	(49.78)	(58.57)	(66.83)
Net Asset Value, end of the year	$6,720.86	$901.47	$668.99	$871.50
Total Return(1)	(6.18%)	(5.23%)	(8.05%)	(7.12%)
Total Return excluding incentive fees(2)	(3.57%)	(2.48%)	(5.25%)	(4.57%)
Supplemental Data
Ratios to average net asset value
Expenses prior to incentive fees	7.62%	6.73%	9.61%	8.51%
Incentive fees	2.61%	2.75%	2.80%	2.55%
Total expenses	10.23%	9.48%	12.41%	11.06%
Net investment (loss)(3)	(7.57%)	(6.68%)	(9.56%)	(8.46%)

	Year ended December 31, 2012
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire year)
Net Asset Value, beginning of the year	$7,396.24	$972.34	$766.42	$978.55
Profit (loss) from operations
Net investment (loss)	(631.88)	(74.01)	(79.18)	(92.56)
Net trading profit	399.32	52.92	40.32	52.34
Net (loss)	(232.56)	(21.09)	(38.86)	(40.22)
Net Asset Value, end of the year	$7,163.68	$951.25	$727.56	$938.33
Total Return(1)	(3.14%)	(2.17%)	(5.07%)	(4.11%)
Total Return excluding incentive fees(2)	(1.75%)	(0.83%)	(3.66%)	(2.77%)
Supplemental Data
Ratios to average net asset value
Expenses prior to incentive fees	7.57%	6.56%	9.81%	8.52%
Incentive fees	1.39%	1.34%	1.41%	1.34%
Total expenses	8.96%	7.90%	11.22%	9.86%
Net investment (loss)(3)	(7.46%)	(6.45%)	(9.70%)	(8.41%)

Total returns are calculated based on the change in value of a unit during the periods presented. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

_______________________________
(1)
Total return is derived as ending net asset value less beginning net asset value divided by beginning net asset value, and excludes the effect of sales commissions and initial administrative charges on subscriptions.

(2)	Total return excluding incentive fees is derived by adjusting the total return by the ratio of incentive fees to average net asset value.
(3)	Net investment (loss) ratios exclude the effects of incentive fees.