Form 10-Q
period 2014-03-31
BRIDGETON TACTICAL ADVISORS FUND, LP
filed 2014-05-15
CIK 794775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

YES ☐  NO ☒

BRIDGETON TACTICAL ADVISORS FUND, LP

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF FINANCIAL CONDITION
As of March 31, 2014 (Unaudited) and December 31, 2013

	March 31,	December 31,
	2014	2013
ASSETS
Equity in futures trading accounts:
Due from brokers (including margin deposits of $781,854 for 2014 and $708,949 for 2013)	$2,236,263	$1,845,048
Net unrealized gains on open contracts	76,076	210,098
Net unrealized (losses) on open contracts	(44,321)	-
	2,268,018	2,055,146
Cash and cash equivalents	7,480,626	9,905,623
Due from general partner	35,512	17,557
TOTAL ASSETS	$9,784,156	$11,978,326
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES
Prepaid subscriptions	$0	$1,409,247
Redemptions payable	151,708	-
Other accrued expenses	26,269	51,370
Accrued incentive fees	-	32,329
Accrued management fees	16,286	22,741
TOTAL LIABILITIES	194,263	1,515,687
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners - Class A (1,377.7208 and 1,420.5030 fully redeemable units
at March 31, 2014 and December 31, 2013, respectively)	8,881,133	9,546,996
Limited partners - Class B (843.3491 and 1,040.6402 fully redeemable units
at March 31, 2014 and December 31, 2013, respectively)	707,072	913,883
General partner - Class A (0.2618 fully redeemable units
at March 31, 2014 and December 31, 2013)	1,688	1,760
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	9,589,893	10,462,639
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$9,784,156	$11,978,326

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of March 31, 2014 (Unaudited)

LONG FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$96,370	1.004%
Currencies	1,045	0.011%
Energy	(1,947)	(0.020)%
Financials	(13,826)	(0.144)%
Metals	49,366	0.515%
Stock indices	26,474	0.276%
Total long futures contracts	$157,482	1.642%

SHORT FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$682	0.007%
Currencies	(6,771)	(0.071)%
Energy	(9,226)	(0.096)%
Financials	(3,783)	(0.039)%
Metals	(89,293)	(0.931)%
Stock indices	(17,336)	(0.181)%
Total short futures contracts	$(125,727)	(1.311)%
Total futures contracts	$31,755	0.331%

_______

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

______
* No single contract’s value exceeds 5% of partners’ capital.

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF INCOME (LOSS)
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

	Three Months Ended March 31,
	2014	2013
NET INVESTMENT (LOSS)
Income:
Interest income	$311	$2,617

Expenses:
Brokerage commissions	100,855	146,746
Incentive fees	-	1,000
Management fees	48,256	71,928
Professional fees	31,646	25,630
Accounting, administrative and other expenses	20,759	20,486
Total expenses	201,516	265,790
Net investment (loss)	(201,205)	(263,173)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of futures
and forward currency contracts:
Net realized (losses) on closed contracts	(33,171)	(139,749)
Change in net unrealized gains (losses) on open contracts	(178,343)	18,227
Net trading (losses)	(211,514)	(121,522)
NET (LOSS)	$(412,719)	$(384,695)
NET (LOSS) PER UNIT
(based on weighted average number of units outstanding during the period)
Class A	$(273.05)	$(183.79)
Class B - Series 1	$(30.46)	$(22.22)
Class B - Series 2	$(30.58)	$(22.30)
Class B - Series 3	$(37.73)	$(26.45)

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2014
(Unaudited)

	CLASS A					CLASS B LIMITED PARTNERS
	General Partner		Limited Partners		Total	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Class A	Units	Amount	Units	Amount	Units	Amount	Class B	Total
PARTNERS' CAPITAL,
JANUARY 1, 2014	0.2618	$1,760	1,420.5030	$9,546,996	$9,548,756	895.4897	$807,254	98.1157	$65,638	47.0348	$40,991	$913,883	$10,462,639
Subscriptions	-	-	0.2341	1,568	1,568	-	-	-	-	-	-	-	1,568
Redemptions	-	-	(43.0163)	(283,234)	(283,234)	(197.2911)	(178,361)	-	-	-	-	(178,361)	(461,595)
Net (loss)	-	(72)	-	(384,197)	(384,269)	-	(23,675)	-	(3,001)	-	(1,774)	(28,450)	(412,719)
PARTNERS' CAPITAL,
MARCH 31, 2014	0.2618	$1,688	1,377.7208	$8,881,133	$8,882,821	698.1986	$605,218	98.1157	$62,637	47.0348	$39,217	$707,072	$9,589,893

	Net Asset Value Per Unit
	Class A		Class B, Series 1	Class B, Series 2	Class B, Series 3
January 1, 2014	$6,720.86	(1)	$901.47	$668.99	$871.50
March 31, 2014	$6,446.25	(2)	$866.83	$638.40	$833.79

_________________
(1)	Based on 1,420.7648 Class A shares
(2)	Based on 1,377.9826 Class A shares

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) (CONTINUED)
For the Three Months Ended March 31, 2013
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
______________________
(1)	Based on 1,887.2362 Class A shares
(2)	Based on 1,820.9211 Class A shares

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
_______________

1.
BASIS OF PRESENTATION

The interim financial statements of Bridgeton Tactical Advisors Fund, LP, formerly, RFMC Tactical Advisors Fund, LP and RFMC Willowbridge Fund, L.P. (the “Partnership”), included herein, have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Rule 8-03 of Regulation S-X may be omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report. In the opinion of management, the financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners’ capital for the interim periods presented. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for a full year or for any other period.

2.
PARTNERSHIP ORGANIZATION

The Partnership, a Delaware limited partnership, was organized on January 24, 1986. Prior to March 1, 2010, Willowbridge Associates, Inc (“Willowbridge”) served as the Partnership’s sole trading advisor. Effective March 1, 2010, the Partnership added Quantitative Investment Management, LLC (“QIM”) as an additional trading advisor and effective August 1, 2011, the Partnership added DPT Capital Management, LLC (“DPT”) and PJM Capital (“PJM”) as trading advisors. Effective March 1, 2013, the Partnership added 3D Capital Management, LLC (“3D Capital”) as a trading advisor. Effective October 22, 2013, the Partnership added Revolution Capital Management LLC (“Revolution”) (Willowbridge, QIM, DPT, PJM, 3D Capital, and Revolution, collectively the “Trading Advisors”). The Partnership terminated the relationship with DPT, PJM and 3D Capital effective January 31, 2013, July 1, 2013, and December 31, 2013, respectively. The Partnership is an Investment Company that follows the accounting and reporting guidance of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification") Topic 946 - Financial Services - Investment Companies. The Partnership's business is to trade, buy, sell or otherwise acquire, hold or dispose of futures contracts, options on physical commodities and on futures contracts, forward contracts, and instruments that may be subject of a futures contract, including equities, indices and sectors ("Commodity Interests"), and any rights pertaining thereto and to engage in all activities incident thereto. The objective of the Partnership is the appreciation of its assets though speculative trading.

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

From August 1, 2011 to January 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 34% to 43% to Willowbridge, 34% to 35% to QIM, 21% to 15% to PJM and 11% to 7% to DPT. From February 1, 2013 to March 1, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 47% to Willowbridge, 38% to QIM, and 15% to PJM. From March 1, 2013 to June 30, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 46% to Willowbridge, 36% to QIM, 12% to PJM, and 6% to 3D Capital. From July 1, 2013 to October 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 53% to Willowbridge, 35% to QIM, 12% to 3D Capital. From November 1, 2013 to December 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 37% to Willowbridge, 34% to QIM, 6% to 3D Capital, 23% to Revolution. Effective January 1, 2014, the Partnership allocated its trading assets to the Trading Advisors: approximately 40% to Willowbridge, 35% to QIM, 25% to Revolution. During the three months ended March 31, 2013, two of the principals of the General Partner were also principals of DPT. The General Partner, in the future, may change the allocation percentages between Willowbridge, QIM, and Revolution or allocate the Partnership’s assets to other trading strategies and investment programs.

The Partnership shall end upon withdrawal, insolvency or dissolution of the General Partner or a decline of greater than fifty percent of the net assets of the Partnership as defined in the Agreement, or the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2014 and 2013
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

Financial Accounting Standards Board Accounting Standards Codification (“ASC”), referred to as ASC or the Codification, is the single source of U.S. GAAP.
The Partnership has elected not to provide a statement of cash flows as permitted under ASC Topic 230, Statement of Cash Flows.

B.
Cash and Cash Equivalents
The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired. Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurement. At March 31, 2014 and December 31, 2013, the Partnership had investments in money market mutual funds of $6,949,894 and $9,774,207, respectively. Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

C.
Due from Brokers
Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin. Due from brokers at March 31, 2014 and December 31, 2013 consisted of cash on deposit with the brokers of $2,236,263 and $1,845,048, respectively. The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf. The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote. Interest income is recognized on an accrual basis.

D.
Investments in Futures and Forward Currency Contracts
Investments in futures and forward currency contracts are recorded on the trade date and open contracts are stated in the financial statements at their fair value on the last business day of the reporting period. The fair value of futures contracts is determined based on quoted market prices, and accordingly such contracts are classified as Level 1 fair value estimates under the fair value hierarchy as described within ASC Topic 820, Fair Value Measurement. The fair value of forward currency (non-exchange traded) contracts is determined based on the interpolation of mid spot rates and forward points, as provided by a leading data provider. Such valuation technique for forward currency contracts represents both a market approach and an income approach to fair value measurements, and accordingly, forward currency contracts are categorized as Level 2 fair value estimates under ASC Topic 820. Gains or losses are realized when contracts are liquidated, on a first-in, first-out basis. Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized (losses) on closed contracts” in the Statements of Income (Loss).

As each broker has the right of offset, the Partnership presents the aggregate net unrealized gains with such brokers as “Net unrealized gains on open contracts” and the aggregate net unrealized losses with such brokers as “Net unrealized losses on open contracts” in the Statements of Financial Condition.  The net unrealized gains on open contracts with one broker are not offset against net unrealized losses on open contracts from another broker in the Statements of Financial Condition (see Note 5., Derivative Instruments, for disclosures about offsetting derivative assets and liabilities).

Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss) under the caption “Change in net unrealized gains (losses) on open contracts”.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.
Brokerage Commissions

The Class A limited partners pay to the General Partner a flat brokerage commission of 4.0% annually of the net asset value of the Class A limited partners’ capital as of the beginning of each month. Class B limited partners pay to the General Partner a flat brokerage commission equal to the following percentages of each Series’ applicable net asset value: Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%. From these amounts, the General Partner paid (1) actual trading commissions incurred by the Partnership of $55,370 and $41,023 for the three months ended March 31, 2014 and 2013, respectively, and (2) 3.0% to properly registered selling agents as their ongoing compensation for servicing Class B limited partners (and to the extent the amount is less than 3%, the brokerage commissions with respect to such Class B limited partnership interests will be reduced accordingly). Approximately 35% to 45% of the actual trading commissions incurred by the Partnership is remitted by the brokers to an Introducing Broker affiliated with Bridgeton.

Brokerage commissions charged to each Class or Series of class were as follows:

	For the Three Months Ended
	March 31,
	2014	2013
Class A	$94,215	$132,311
Class B – Series 1	5,150	12,291
Class B – Series 2	980	1,598
Class B – Series 3	510	546
Total	$100,855	$146,746

As of March 31, 2014 and December 31, 2013, $35,512 and $17,557, respectively, were due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

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

G.
Incentive Fees

Pursuant to the Trading Advisory Agreements with Willowbridge (“Willowbridge Agreement”), QIM (“QIM Agreement”), DPT (“DPT Agreement”), PJM (“PJM Agreement”), 3D Capital (“3D Capital Agreement”), and Revolution (“Revolution Agreement”), the Trading Advisors are entitled to an incentive fee based on the New Profits, the New Trading Profits, the New Net Total Return, or the New Net Profits, as defined in the applicable Trading Advisory Agreements, of the Partnership’s trading assets allocated to the respective Trading Advisor.

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

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	G.	Incentive Fees (Continued)

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

PJM was entitled to a quarterly incentive fee of 20% of any New Trading Profits (as defined in the PJM Agreement) in the Partnership’s account as of each calendar quarter end. “New Trading Profits”, for the purpose of calculating PJM’s incentive fee, is defined as the excess of cumulative gain/loss from commodity trading (excluding interest) less trading and management fees over its highest past value at any prior calendar quarterly period with respect to trading assets allocated to PJM. The “gain/loss from commodity trading” is the net gain or loss from closed and completed commodity transactions (after brokerage commissions) plus the increases/decreases in the value of open positions at the end of each calendar quarter (accounting for commissions that would be incurred by closing such open positions). In the event of any subsequent losses, the quarterly incentive fees were not to be charged until there were New Trading Profits to offset such losses.

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
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.
Incentive Fees (Continued)

There were no incentive fees earned by Willowbridge, QIM, DPT, PJM or Revolution for the three months ended March 31, 2014 and 2013. Incentive fees earned by 3D Capital totaled $0 and $1,000 for the three months ended March 31, 2014 and 2013, respectively.

	H.	Management Fees

The General Partner charges a management fee each beginning of month at 1/12 of 1% of the Partnership’s net assets as of the beginning of the respective month. For the three months ended March 31, 2014 and 2013, the Partnership recorded management fee expense earned by the General Partner of $25,536 and $37,549, respectively.

In addition to the management fee paid to the General Partner, the Partnership pays Willowbridge a quarterly trading advisor management fee of 0.25% (1% per year) of the net asset value of the Partnership’s trading assets allocated to Willowbridge. These fees amounted to $13,735 and $19,815 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, $13,735 and $17,622, respectively, were due to Willowbridge. The Partnership paid PJM a monthly trading advisor management fee of 0.166% (2% per year) of the Partnership’s trading assets allocated to PJM. This fee amounted to $12,174 for the three months ended March 31, 2013. The Partnership paid DPT a monthly trading advisor management fee of 0.083% (1% per year) of the Partnership’s trading assets allocated to DPT. This fee amounted $1,130 for the three months ended March 31, 2013. The Partnership paid 3D Capital a monthly trading advisor management fee of 0.125% (1.5% per year) of the Partnership’s trading assets allocated to 3D Capital. This fee amounted to $1,260 for the three months ended March 31, 2013. As of December 31, 2013, $1,739 was due to 3D Capital. The Partnership pays Revolution a monthly trading advisor management fee of 0.083% (1% per year) of the Partnership’s trading assets allocated to Revolution. These fees amounted to $8,985 for three months ended March 31, 2014. As of March 31, 2014 and December 31, 2013, $2,551 and $3,380, respectively, were due to Revolution. QIM is not paid a trading advisor management fee. The aggregate trading assets allocated to the Trading Advisors may exceed the net asset value of the Partnership, and accordingly management fees may exceed that which would be assessed based on net asset value.

	I.	Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.
The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current period. The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense. The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three months ended March 31, 2014 and 2013.
The Partnership files U.S. federal and state tax returns. The 2011 through 2013 tax years generally remain subject to examination by U.S. federal and most state authorities.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J.	Subscriptions

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

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the respective Statement of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains (losses) resulting from the translation to U.S. dollars totaled $(1,344) and $1,217 for the three months ended March 31, 2014 and 2013, respectively, and are reported as a component of “Net realized (losses) on closed contracts” in the Statements of Income (Loss).

M.	Recent Accounting Pronouncement

In June 2013, the FASB issued Accounting Standards Update No. 2013-08 (ASU 2013-08), entitled Financial Services – Investment Companies (Topic 946) – Amendments to the Scope, Measurement, and Disclosure Requirements. ASU 2013-08 changes the approach to assessing whether an entity is an investment company, clarifies the characteristics of an investment company and provides comprehensive guidance for assessing whether an entity is an investment company. In addition, ASU 2013-08 requires non-controlling ownership interests in other investment companies to be measured at fair value and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. The adoption of ASU 2013-08 had no material impact on the Partnership’s financial statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2014 and 2013
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. The Partnership recognizes transfers, if any, between fair value hierarchy levels at the beginning of the reporting period. There were no transfers into or out of the fair value hierarchy levels during the three months ended March 31, 2014 and the year ended December 31, 2013.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
_______________

4.
FAIR VALUE (CONTINUED)

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the Statements of Financial Condition:

	As of March 31, 2014
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Commodities	$117,665	$-	$-	$117,665
Currencies	1,928	-	-	1,928
Energy	1,955	-	-	1,955
Financials	7,894	-	-	7,894
Metals	136,038	-	-	136,038
Stock indices	27,295	-	-	27,295
Total futures contracts	292,775	-	-	292,775
Money market mutual funds	6,949,894	-	-	6,949,894
Total assets	$7,242,669	$-	$-	$7,242,669

Liabilities
Futures contracts
Commodities	$(20,613)	$-	$-	$(20,613)
Currencies	(7,654)	-	-	(7,654)
Energy	(13,128)	-	-	(13,128)
Financials	(25,503)	-	-	(25,503)
Metals	(175,965)	-	-	(175,965)
Stock indices	(18,157)	-	-	(18,157)
Total futures contracts	(261,020)	-	-	(261,020)
Total liabilities	$(261,020)	$-	$-	$(261,020)

	As of December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Commodities	$45,002	$-	$-	$45,002
Currencies	73,630	-	-	73,630
Energy	27,240	-	-	27,240
Financials	48,715	-	-	48,715
Metals	196,666	-	-	196,666
Stock indices	42,913	-	-	42,913
Total futures contracts	434,166	-	-	434,166
Money market mutual funds	9,774,207	-	-	9,774,207
Total assets	$10,208,373	$-	$-	$10,208,373

Liabilities
Futures contracts
Commodities	$(13,195)	$-	$-	$(13,195)
Currencies	(785)	-	-	(785)
Energy	(8,545)	-	-	(8,545)
Financials	(673)	-	-	(673)
Metals	(200,532)	-	-	(200,532)
Stock indices	(338)	-	-	(338)
Total futures contracts	(224,068)	-	-	(224,068)
Total liabilities	$(224,068)	$-	$-	$(224,068)

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
_______________

5.	DERIVATIVE INSTRUMENTS

The Partnership engages in the speculative trading of forward currency contracts and futures contracts in currencies, financials, stock indices and a wide range of commodities, among others, (collectively, “derivatives”) for the purpose of achieving capital appreciation. Since the derivatives held or sold by the Partnership are for speculative trading purposes, the derivative instruments are not designated as hedging instruments as defined in ASC Topic 815, Derivatives and Hedging.

Under provisions of ASC Topic 815, Derivatives and Hedging, entities are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial condition. Investments in futures contracts are reported in the Statements of Financial Condition as “Net unrealized gains on open contracts” or “Net unrealized (losses) on open contracts.”

The Partnership’s derivatives held at March 31, 2014 and December 31, 2013 are subject to agreements similar to master netting agreements with the Partnership’s brokers which grant the brokers the right to offset recognized assets and liabilities if certain conditions exist. The following tables present gross amounts of assets and liabilities which are offset in the Statements of Financial Condition.

	Offsetting of Derivative Assets and Liabilities
	As of March 31, 2014
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Assets	Condition	Condition
Assets
Futures Contracts(1)
ADM Investor Services, Inc.	$136,384	$(136,384)	$0
Newedge USA, LLC	156,391	(80,315)	76,076
Total futures contracts	$292,775	$(216,699)	$76,076

		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Liabilities	Condition	Condition
Liabilities
Futures Contracts(1)
ADM Investor Services, Inc.	$(180,705)	$136,384	$(44,321)
Newedge USA, LLC	(80,315)	80,315	0
Total futures contracts	$(261,020)	$216,699	$(44,321)

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
_______________

5.	DERIVATIVE INSTRUMENTS (CONTINED)	Offsetting of Derivative Assets and Liabilities As of December 31, 2013
			Gross Amounts	Net Amounts
			Offset in the	Presented in the
		Gross Amounts	Statement of	Statement of
		of Recognized	Financial	Financial
		Assets	Condition	Condition
	Assets
	Futures Contracts(1)
	ADM Investor Services, Inc.	$226,694	$(203,580)	$23,114
	Newedge USA, LLC	207,472	(20,488)	186,984
	Total futures contracts	$434,166	$(224,068)	$210,098

			Gross Amounts	Net Amounts
			Offset in the	Presented in the
		Gross Amounts	Statement of	Statement of
		of Recognized	Financial	Financial
		Liabilities	Condition	Condition
	Liabilities
	Futures Contracts(1)
	ADM Investor Services, Inc.	$(203,580)	$203,580	$0
	Newedge USA, LLC	(20,488)	20,488	0
	Total futures contracts	$(224,068)	$224,068	$0

	(1) See Note 4. for the fair value for each type of contract within the category.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

The cash held at each counterparty at March 31, 2014 and December 31, 2013 exceeds the net derivatives liability, if any, at such counterparty. Realized gains and losses, as well as any change in net unrealized gains or losses on open contracts from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Statements of Income (Loss). The Partnership’s trading results and information related to the volume of the Partnership’s derivative activity by market sector were as follows:

	For the three months ended March 31, 2014
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$225,021	$65,245	$290,266	2,042
Currencies	(83,130)	(78,571)	(161,701)	1,710
Energy	84,218	(29,868)	54,350	662
Financials	146,927	(65,651)	81,276	5,104
Metals	(93,986)	(36,061)	(130,047)	684
Stock indices	(312,422)	(33,437)	(345,859)	3,272
Total futures contracts	(33,372)	(178,343)	(211,715)	13,474

				Notional Value of Contracts Closed
Forward currency contracts	201	-	-	$106,335
Total (loss) from derivates trading	$(33,171)	$(178,343)	$(211,514)

	For the three months ended March 31, 2013
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$(75,812)	$(105)	$(75,917)	728
Currencies	414,718	(241,124)	173,594	984
Energy	46,039	17,025	63,064	372
Financials	(350,295)	(10,329)	(360,624)	2,856
Metals	(71,557)	197,462	125,905	462
Stock indices	(102,842)	55,298	(47,544)	3,492
Total gain (loss) from derivatives trading	$(139,749)	$18,227	$(121,522)	8,894

The number of contracts closed for futures contracts represents the number of contract half-turns during the three months ended March 31, 2014 and 2013. The notional value of contracts closed for forward currency contracts represents the U.S. dollar notional value of forward currency contracts closed during the three months ended March 31, 2014.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

	A.	Market Risk

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

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Statements of Income (Loss). Open contracts generally mature within 90 days; as of March 31, 2014 and December 31, 2013, the latest maturity dates for open contracts are March 2015 and December 2014, respectively.

	C.	Credit Risk

Futures are contracts for delayed delivery of financial interests in which the seller agrees to make delivery at a specified future date of a specified financial instrument at a specified price or yield. Risk arises from changes in the fair value of the underlying instruments. The purchase and sale of futures contracts requires certain margin deposits with the brokers. Additional deposits may be necessary for any loss on contract fair value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited with such brokers ("counterparties"). The Partnership’s counterparties are major brokerage firms and banks located in the United States, or their foreign affiliates. Credit risk due to counterparty nonperformance associated with futures contracts is reflected in the cash on deposit with brokers and the unrealized gains on open contracts held by such counterparties, if any, referenced above. The Partnership also trades forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance.

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

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
_______________

6.                 FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2014 and 2013.  The information has been derived from information presented in the financial statements.

	Three Months Ended March 31, 2014
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$6,720.86	$901.47	$668.99	$871.50
(Loss) from operations
Net investment (loss)	(132.62)	(15.50)	(16.50)	(19.34)
Net trading (loss)	(141.99)	(19.14)	(14.09)	(18.37)
Net (loss)	(274.61)	(34.64)	(30.59)	(37.71)
Net Asset Value, end of the period	$6,446.25	$866.83	$638.40	$833.79
Total Return (1)(4)	(4.09)%	(3.84)%	(4.57)%	(4.33)%

Supplemental Data
Ratios to average net asset value (3)

Total expenses	8.06%	7.07%	10.05%	9.03%
Net investment (loss)	(8.05)%	(7.03)%	(10.03)%	(9.02)%

	Three Months Ended March 31, 2013
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,163.68	$951.25	$727.56	$938.33
(Loss) from operations
Net investment (loss)	(126.31)	(14.45)	(16.41)	(18.86)
Net trading (loss)	(58.10)	(7.69)	(5.89)	(7.60)
Net (loss)	(184.41)	(22.14)	(22.30)	(26.46)
Net Asset Value, end of the period	$6,979.27	$929.11	$705.26	$911.87
Total Return (1)(4)	(2.57)%	(2.33)%	(3.07)%	(2.82)%
Total Return excluding incentive fees (2)(4)	(2.56)%	(2.32)%	(3.06)%	(2.81)%

Supplemental Data
Ratios to average net asset value
Expenses excluding incentive fees (3)(5)	7.23%	6.32%	9.43%	8.19%
Incentive fees(4)	0.01%	0.01%	0.01%	0.01%

Total expenses	7.24%	6.33%	9.44%	8.20%
Net investment (loss) (3)(5)	(7.16)%	(6.25)%	(9.36)%	(8.12)%

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

7.                 SUBSEQUENT EVENTS

Effective April 30, 2014, the Partnership terminated its agreement with QIM. Effective May 1, 2014, the Partnership allocated its trading assets approximately 59% to Willowbridge and 41% to Revolution.

* * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bridgeton Tactical Advisors Fund, LP (the “Partnership”) engages in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts, and forward contracts (“Commodity Interests”).  The Partnership may also invest in entities (including without limitation other partnerships, separate managed accounts, exchange traded funds or other types of funds) that primarily trade in exchange traded securities, options on exchange traded securities, exchange traded funds or Commodity and Futures Contracts.   From the Partnership’s start until February 1, 2011, Ruvane Fund Management Corporation, a Delaware corporation (“Ruvane” or the “General Partner” for periods prior to March 1, 2011), was the sole general partner of the Partnership.  From that date until March 1, 2011, Bridgeton Fund Management, LLC (“Bridgeton” or the “General Partner” for periods on or after March 1, 2011) was a co-general partner of the Partnership with Ruvane.  Effective March 1, 2011, Bridgeton is the sole general partner of the Partnership.  The General Partner has selected Willowbridge Associates Inc. (“Willowbridge”), Quantitative Investment Management LLC (“QIM”), PJM Capital (“PJM”), DPT Capital Management LLC (“DPT”), 3D Capital Management LLC (“3D Capital”), and Revolution Capital Management LLC (“Revolution”) (collectively the “Advisors”) as the Partnership’s trading advisors.  Certain principals of the Partnership are also principals of DPT.  The Partnership’s advisory agreements with DPT, PJM, 3D Capital and QIM were discontinued effective January 31, 2013, July 1, 2013, December 31, 2013 and April 30, 2014, respectively.

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

The Partnership incurs substantial charges from the payment of brokerage commissions to the General Partner, payment of management and incentive fees to Willowbridge, PJM, DPT, 3D Capital, and Revolution and incentive fees to QIM, payment of management fees to the General Partner and administrative expenses. The Partnership is required to make trading profits to avoid depleting and exhausting its assets from the payment of such fees and expenses.

Since the Partnership’s inception in April 1991 through March 1, 2010, the General Partner allocated the Partnership’s capital entirely to Willowbridge’s Primary Program. On March 1, 2010, the General Partner made an allocation of $20 million (approximately 35% of the net assets of the Partnership as of March 1, 2010) to QIM’s Global Program. Effective August 1, 2011, the Partnership added DPT and PJM as trading advisors in addition to Willowbridge and QIM. From August 1, 2011 to January 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 34% to 43% to Willowbridge, 34% to 35% to QIM, 21% to 15% to PJM and 11% to 7% to DPT. From February 1, 2013 to March 1, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 47% to Willowbridge, 38% to QIM, and 15% to PJM. Effective March 1, 2013 the Partnership added 3D Capital as a trading advisor.  From March 1, 2013, to June 30, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 46% to Willowbridge, 36% to QIM, 12% to PJM, and 6% to 3D Capital.  From July 1, 2013 to October 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 53% to Willowbridge, 35% to QIM, 12% to 3D Capital. Effective October 22, 2013 the Partnership added Revolution as a trading advisor.  From November 1, 2013 to December 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 37% to Willowbridge, 34% to QIM, 6% to 3D Capital, and 23% to Revolution. Effective January 1, 2014, the Partnership allocated its trading assets to the Trading Advisors: approximately 40% to Willowbridge, 35% to QIM, and 25% to Revolution. Effective May 1, 2014, the Partnership allocated its trading assets to the Trading Advisors approximately 59% to Willowbridge and 41% to Revolution. The General Partner believes that the combination of several investment strategies and global market exposure reduces the Partnership’s dependence on the success of any single strategy while positioning the Partnership to participate in economic trends in different markets. Nonetheless, in many cases the markets traded by the individual trading strategies overlap and the positions held by the Partnership at any particular point in time may result in different concentrations in any group of markets, which may reduce the diversification of the Partnership’s investments.  These firms offer what the General Partner believes to be unique approaches that complement each other.  Willowbridge’s Primary Program utilizes trading strategies that focus on capturing directional price movements over medium to longer term time horizons. QIM’s Global Program utilizes multiple trading strategies over various time horizons, particularly shorter timeframes.  PJM Capital began its research and proprietary test trading in 2003, culminating in new models built around volatility mean reversion and nonlinear position sizing consistent with markets as representations of Complex Adaptive Systems. DPT Capital Management’s investment approach is quantitative and highly systematic and is based on founder Prof. John M. Mulvey’s innovative risk management and portfolio allocation technology known as Dynamic Portfolio Tactics™. 3D Capital’s 3D Bull Program and 3D Blend Program utilize a systematic approach in futures contracts on domestic stock indices. Revolution’s Program utilizes rigorous statistical methods to uncover and exploit numerous inefficiencies in futures markets. The General Partner seeks to limit market and credit risks by monitoring daily income and margin levels. The General Partner also relies upon the risk management strategies inherent in the Advisors’ trading programs. In the future, the General Partner may utilize additional strategies or appoint additional advisors to trade on behalf of the Partnership.

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

Investments in commodity futures, options and forward contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period. The difference between the original cost basis of the contract and fair value is recorded in income as a net unrealized gain or loss on open contracts in the Statements of Financial Condition. Realized gains and losses on closed contracts are recorded on a first-in, first-out basis. Interest income is recognized on an accrual basis. All Commodity Interests and other financial instruments are recorded at fair value in the financial statements. Fair value is based on quoted market prices or estimates of fair value.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

For the quarter ended March 31, 2014 the Partnership had total losses comprised of net trading losses representing $(33,171) in realized (losses) on closed contracts, and $(178,343) in change in net unrealized (losses) on open contracts, and $311 in interest income. For the same quarter in 2013 the Partnership had total losses comprised of net trading losses representing $(139,749) in realized losses on closed contracts, and $18,227 in change in net unrealized gains on open contracts, and $2,617 in interest income.

In January 2014, the Partnership had a gain. The Partnership had losses in soybean meal, crude oil and euro/yen; the Partnership had gains in natural gas, euro bund and wheat. The Partnership recorded a net gain of $21,846.  In February 2014, trading was unprofitable as the Partnership generated losses in its S&P 500 and FTSE Index along with its wheat positions; the Partnership had some offsetting gains in coffee, natural gas and soybeans. The Partnership recorded a net loss of $(160,992). In March 2014, trading was unprofitable. The Partnership had losses in US interest rates, soybean oil and DAX Index; the Partnership had some offsetting gains in S&P 500 Index, soybeans and soybean meal. The Partnership recorded a net loss of $(273,573).

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

For the quarter ended March 31, 2014, the Partnership had expenses comprised of $100,855 in brokerage commissions (including clearing and exchange fees), $0 in incentive fees, $48,256 in management fees, $31,646 in professional fees and $20,759 in accounting, administrative and other expenses. For the same quarter in 2013, the Partnership had expenses comprised of $146,746 in brokerage commissions (including clearing and exchange fees), $1,000 in incentive fees, $71,928 in management fees, $25,630 in professional fees and $20,486 in accounting, administrative and other expenses.  Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the activity discussed above, the Partnership recorded a net loss of $(412,719) for the quarter compared to a net loss of $(384,695) for the same quarter in 2013.

At March 31, 2014, the net asset value of the Partnership was $9,589,893, compared to its net asset value of $10,462,639 at December 31, 2013.

During the quarter ended March 31, 2014, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of March 31, 2014 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principals of the General Partner) to allow timely decisions regarding required disclosure. During the first quarter of 2014, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The General Partner is not aware of any pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of March 31, 2014, 2,221.3317 Partnership Units were held by 211 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2014 through March 31, 2014, a total of 0.2341 Partnership Units were subscribed for the aggregate subscription amount of $1,568. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2014	$694
February 2014	$440
March 2014	$434

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

BRIDGETON TACTICAL ADVISORS FUND, LP

Date: May 15, 2014	By: Bridgeton Fund Management LLC Its: General Partner

By: /s/ Stephen J. Roseme Stephen J. Roseme, Chief Executive, Principal Executive Officer and Principal Financial Officer