Form 10-Q
period 2014-06-30
BRIDGETON TACTICAL ADVISORS FUND, LP
filed 2014-08-13
CIK 794775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

BRIDGETON TACTICAL ADVISORS FUND, LP

PART II - OTHER INFORMATION		25

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF FINANCIAL CONDITION
As of June 30, 2014 (Unaudited) and December 31, 2013
_______________

	June 30,	December 31,
	2014	2013
ASSETS
Equity in futures trading accounts:
Due from brokers (including margin deposits of $663,117 for 2014 and $708,949 for 2013)	$2,198,204	$1,845,048
Net unrealized gains on open contracts	46,356	210,098
Net unrealized (losses) on open contracts	(26,258)	-
	2,218,302	2,055,146
Cash and cash equivalents	7,057,148	9,905,623
Due from general partner	18,009	17,557
TOTAL ASSETS	$9,293,459	$11,978,326
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES
Prepaid subscriptions	$30,000	$1,409,247
Redemptions payable	393,582	-
Other accrued expenses	35,874	51,370
Accrued incentive fees	-	32,329
Accrued management fees	17,706	22,741
TOTAL LIABILITIES	477,162	1,515,687
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners - Class A (1,342.1150 and 1,420.5030 fully redeemable units
at June 30, 2014 and December 31, 2013, respectively)	8,387,686	9,546,996
Limited partners - Class B (535.2119 and 1,040.6402 fully redeemable units
at June 30, 2014 and December 31, 2013, respectively)	426,974	913,883
General partner - Class A (0.2618 fully redeemable units
at June 30, 2014 and December 31, 2013)	1,637	1,760
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	8,816,297	10,462,639
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$9,293,459	$11,978,326

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of June 30, 2014 (Unaudited)
_______________

LONG FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$8,962	0.101%
Currencies	21,367	0.242%
Energy	(26,202)	(0.297)%
Financials	23,544	0.267%
Metals	(186)	(0.002)%
Stock indices	1,908	0.022%
Total long futures contracts	$29,393	0.333%

SHORT FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$34,762	0.394%
Currencies	(2,695)	(0.030)%
Energy	(500)	(0.006)%
Financials	(8,666)	(0.098)%
Metals	(32,196)	(0.365)%
Total short futures contracts	$(9,295)	(0.105)%
Total futures contracts	$20,098	0.228%
--------------

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
--------------

* No single contract’s value exceeds 5% of partners’ capital.

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF INCOME (LOSS)
For the Three and Six Months Ended June 30, 2014 and 2013
 (Unaudited)
_______________

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET INVESTMENT (LOSS)
Income:
Interest income	$113	$1,917	$424	$4,534

Expenses:
Brokerage commissions	92,926	143,049	193,781	289,795
Incentive fees	-	327,190	-	328,190
Management fees	43,725	73,583	91,981	145,511
Professional fees	39,794	31,384	71,440	57,014
Accounting, administrative and other expenses	20,638	20,984	41,397	41,470
Total expenses	197,083	596,190	398,599	861,980
Net investment (loss)	(196,970)	(594,273)	(398,175)	(857,446)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of futures and forward currency contracts:
Net realized gains (losses) on closed contracts	(82,476)	1,255,430	(115,647)	1,115,681
Change in net unrealized gains (losses) on open contracts	(11,657)	131,468	(190,000)	149,695
Net trading profits (losses)	(94,133)	1,386,898	(305,647)	1,265,376
NET INCOME (LOSS)	$(291,103)	$792,625	$(703,822)	$407,930
NET INCOME (LOSS) PER UNIT
(based on weighted average number of units outstanding during the period)
Class A	$(196.77)	$385.13	$(470.66)	$191.79
Class B - Series 1	$(24.79)	$53.43	$(55.65)	$31.56
Class B - Series 2	$(22.60)	$35.08	$(53.18)	$9.67
Class B - Series 3	$(27.48)	$47.71	$(65.20)	$21.26

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2014
(Unaudited)
_______________

	CLASS A					CLASS B LIMITED PARTNERS
	General Partner		Limited Partners		Total	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Class A	Units	Amount	Units	Amount	Units	Amount	Class B	Total
PARTNERS' CAPITAL,
January 1, 2014	0.2618	$1,760	1,420.5030	$9,546,996	$9,548,756	895.4897	$807,254	98.1157	$65,638	47.0348	$40,991	$913,883	$10,462,639
Subscriptions	-	-	4.4352	27,965	27,965	-	-	-	-	-	-	-	27,965
Redemptions	-	-	(82.8232)	(532,291)	(532,291)	(505.4283)	(438,194)	-	-	-	-	(438,194)	(970,485)
Net (loss)	-	(123)	-	(654,984)	(655,107)	-	(40,430)	-	(5,218)	-	(3,067)	(48,715)	(703,822)
PARTNERS' CAPITAL,
June 30, 2014	0.2618	$1,637	1,342.1150	$8,387,686	$8,389,323	390.0614	$328,630	98.1157	$60,420	47.0348	$37,924	$426,974	$8,816,297

	Net Asset Value Per Unit
	Class A		Class B, Series 1	Class B, Series 2	Class B, Series 3
January 1, 2014	$6,720.86	(1)	$901.47	$668.99	$871.50
June 30, 2014	$6,249.60	(2)	$842.51	$615.80	$806.30

(1)      Based on 1,420.7648 Class A shares
(2)      Based on 1,342.3768 Class A shares

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

(1)      Based on 1,887.2362 Class A shares
(2)      Based on 1,768.3439 Class A shares

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)
_______________

1.
BASIS OF PRESENTATION

The interim financial statements of Bridgeton Tactical Advisors Fund, LP, formerly, RFMC Tactical Advisors Fund, LP and RFMC Willowbridge Fund, L.P. (the “Partnership”), included herein, have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Rule 8-03 of Regulation S-X may be omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.  The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report.  In the opinion of management, the financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners’ capital for the interim periods presented.  The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for a full year or for any other period.

2.
PARTNERSHIP ORGANIZATION

The Partnership, a Delaware limited partnership, was organized on January 24, 1986. Prior to March 1, 2010, Willowbridge Associates, Inc (“Willowbridge”) served as the Partnership’s sole trading advisor. Effective March 1, 2010, the Partnership added Quantitative Investment Management, LLC (“QIM”) as an additional trading advisor and effective August 1, 2011, the Partnership added DPT Capital Management, LLC (“DPT”) and PJM Capital (“PJM”) as trading advisors. Effective March 1, 2013, the Partnership added 3D Capital Management, LLC (“3D Capital”) as a trading advisor. Effective October 22, 2013, the Partnership added Revolution Capital Management LLC (“Revolution”) (Willowbridge, QIM, DPT, PJM, 3D Capital, and Revolution, collectively the “Trading Advisors”). The Partnership terminated the relationship with DPT, PJM, 3D Capital, and QIM effective January 31, 2013, July 1, 2013, December 31, 2013, and April 30, 2014, respectively. The Partnership is an Investment Company that follows the accounting and reporting guidance of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification") Topic 946 - Financial Services - Investment Companies. The Partnership's business is to trade, buy, sell or otherwise acquire, hold or dispose of futures contracts, options on physical commodities and on futures contracts, forward contracts, and instruments that may be the subject of a futures contract, including equities, indices and sectors ("Commodity Interests"), and any rights pertaining thereto and to engage in all activities incident thereto. The objective of the Partnership is the appreciation of its assets though speculative trading.

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

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2014 and 2013
 (Unaudited)
_______________

2.
PARTNERSHIP ORGANIZATION (CONTINUED)

From August 1, 2011 to January 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 34% to 43% to Willowbridge, 34% to 35% to QIM, 21% to 15% to PJM and 11% to 7% to DPT. From February 1, 2013 to March 1, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 47% to Willowbridge, 38% to QIM, and 15% to PJM. From March 1, 2013 to June 30, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 46% to Willowbridge, 36% to QIM, 12% to PJM, and 6% to 3D Capital. From July 1, 2013 to October 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 53% to Willowbridge, 35% to QIM, 12% to 3D Capital. From November 1, 2013 to December 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 37% to Willowbridge, 34% to QIM, 6% to 3D Capital, 23% to Revolution. From January 1, 2014 to April 30, 2014, the Partnership allocated its trading assets to the Trading Advisors: approximately 40% to Willowbridge, 35% to QIM, 25% to Revolution. Effective May 1, 2014, the Partnership allocated its trading assets to the Trading Advisors: approximately 64% to Willowbridge and 36% to Revolution. During the six months ended June 30, 2013, two of the principals of the General Partner were also principals of DPT. The General Partner, in the future, may change the allocation percentages between Willowbridge and Revolution or allocate the Partnership’s assets to other trading strategies and investment programs.

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

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired. Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurement. At June 30, 2014 and December 31, 2013, the Partnership had investments in money market mutual funds of $6,950,744 and $9,774,207, respectively. Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

C.
Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin. Due from brokers at June 30, 2014 and December 31, 2013 consisted of cash on deposit with the brokers of $2,198,204 and $1,845,048, respectively. The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf. The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote. Interest income is recognized on an accrual basis.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2014 and 2013
 (Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As each broker has the right of offset, the Partnership presents the aggregate net unrealized gains with such brokers as “Net unrealized gains on open contracts” and the aggregate net unrealized losses with such brokers as “Net unrealized (losses) on open contracts” in the Statements of Financial Condition. The net unrealized gains on open contracts with one broker are not offset against net unrealized losses on open contracts from another broker in the Statements of Financial Condition (see Note 5., Derivative Instruments, for disclosures about offsetting derivative assets and liabilities).

Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss) under the caption “Change in net unrealized gains (losses) on open contracts.”

E.
Brokerage Commissions

The Class A limited partners pay to the General Partner a flat brokerage commission of 4.0% annually of the net asset value of the Class A limited partners’ capital as of the beginning of each month. Class B limited partners pay to the General Partner a flat brokerage commission equal to the following percentages of each Series’ applicable net asset value: Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%. From these amounts, the General Partner paid (1) actual trading commissions incurred by the Partnership of $54,999 and $110,369 for the three and six months ended June 30, 2014, respectively and $72,832 and $113,855 for the three and six months ended June 30, 2013, respectively, and (2) 3.0% to properly registered selling agents as their ongoing compensation for servicing Class B limited partners (and to the extent the amount is less than 3%, the brokerage commissions with respect to such Class B limited partnership interests will be reduced accordingly). Approximately 35% to 45% of the actual trading commissions incurred by the Partnership is remitted by the brokers to an Introducing Broker affiliated with Bridgeton.

Brokerage commissions charged to each Class or Series of class were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Class A	$87,201	$128,583	$181,416	$260,894
Class B – Series 1	4,323	12,482	9,473	24,773
Class B – Series 2	921	1,434	1,901	3,032
Class B – Series 3	481	550	991	1,096
Total	$92,926	$143,049	$193,781	$289,795

As of June 30, 2014 and December 31, 2013, $18,009 and $17,557, respectively, were due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2014 and 2013
 (Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

QIM was entitled to a quarterly incentive fee of 30% of any New Net Profits (as defined in the QIM Agreement) in the Partnership’s account as of each calendar quarter end. “New Net Profits”, for the purpose of calculating QIM’s incentive fee, is defined as the excess of cumulative gain/loss from commodity trading (excluding interest) less trading and management fees over its highest past value at any prior calendar quarterly period with respect to trading assets allocated to QIM. The “gain/loss from commodity trading” is the net gain or loss from closed and completed commodity transactions (after brokerage commissions) plus the increases/decreases in the value of open positions at the end of each calendar quarter (accounting for commissions that would be incurred by closing such open positions). In the event of any subsequent losses, the quarterly incentive fees were not charged until there were Net New Profits to offset such losses.

DPT was entitled to a quarterly incentive fee of 10% of any New Trading Profits (as defined in the DPT Agreement) in the Partnership’s account as of each calendar quarter end. “New Trading Profits”, for the purpose of calculating DPT’s incentive fee, is defined as the excess of cumulative gain/loss from commodity trading (excluding interest) less trading and management fees over its highest past value at any prior calendar quarterly period with respect to trading assets allocated to DPT. The “gain/loss from commodity trading” is the net gain or loss from closed and completed commodity transactions (after brokerage commissions) plus the increases/decreases in the value of open positions at the end of each calendar quarter (accounting for commissions that would be incurred by closing such open positions). In the event of any subsequent losses, the quarterly incentive fees were not charged until there were New Trading Profits to offset such losses.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2014 and 2013
 (Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.
Incentive Fees (Continued)

PJM was entitled to a quarterly incentive fee of 20% of any New Trading Profits (as defined in the PJM Agreement) in the Partnership’s account as of each calendar quarter end. “New Trading Profits”, for the purpose of calculating PJM’s incentive fee, is defined as the excess of cumulative gain/loss from commodity trading (excluding interest) less trading and management fees over its highest past value at any prior calendar quarterly period with respect to trading assets allocated to PJM. The “gain/loss from commodity trading” is the net gain or loss from closed and completed commodity transactions (after brokerage commissions) plus the increases/decreases in the value of open positions at the end of each calendar quarter (accounting for commissions that would be incurred by closing such open positions). In the event of any subsequent losses, the quarterly incentive fees were not charged until there were New Trading Profits to offset such losses.

3D Capital traded allocated assets pursuant to two separate trading programs. 3D Capital was entitled to a monthly incentive fee of 15% of any New Net Profits (as defined in the 3D Capital Agreement) in the Partnership’s account for the respective trading program as of each calendar month end. “New Net Profits,” for the purpose of calculating 3D Capital’s incentive fee, is defined as 1) all realized gains and losses; plus 2) the change in value of open positions during the month; plus 3) interest earned in any account; minus 4) all commissions, transaction and other expenses incurred during the period, including the management fees and accounting fees. If New Net Profits for a month were negative, no incentive fee was generated and the negative amount constituted a “carryforward loss” for the beginning of the next month and was added to any carryforward loss since the last incentive fee was earned. 3D Capital did not earn additional incentive fees until New Net Profits generated since the last incentive fee was earned exceeded the aggregate carryforward loss recognized since the last incentive fee was earned. The effect of this calculation prevented 3D Capital from earning incentive fees on the recoupment of prior losses.

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

There were no incentive fees earned by QIM, DPT, PJM or Revolution for the three months or six months ended June 30, 2014 and 2013. There were no incentive fees earned by Willowbridge or 3D Capital for the three and six months ended June 30, 2014. Incentive fees earned by Willowbridge were $319,982 for the three and six months ended June 30, 2013. Incentive fees earned by 3D Capital were $7,208 and $8,208 for the three and six months ended June 30, 2013, respectively. As of December 31, 2013, $32,329 in incentive fees was due to Revolution.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2014 and 2013
 (Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.
Management Fees

The General Partner charges a management fee each beginning of month at 1/12 of 1% of the Partnership’s net assets as of the beginning of the respective month. For the three and six months ended June 30, 2014, the Partnership recorded management fee expense earned by the General Partner of $23,492 and $49,028, respectively, and of $36,605 and $74,154 for the three and six months ended June 30, 2013, respectively.

In addition to the management fee paid to the General Partner, the Partnership pays Willowbridge a quarterly trading advisor management fee of 0.25% (1% per year) of the net asset value of the Partnership’s trading assets allocated to Willowbridge. These fees amounted to $12,837 and $26,572 for the three and six months ended June 30, 2014, respectively, and $22,670 and $42,485 for the three and six months ended June 30, 2013, respectively. As of June 30, 2014 and December 31, 2013, $12,838 and $17,622, respectively, were due to Willowbridge. The Partnership paid PJM a monthly trading advisor management fee of 0.166% (2% per year) of the Partnership’s trading assets allocated to PJM. These fees amounted to $10,428 and $22,602 for the three and six months ended June 30, 2013, respectively. The Partnership paid DPT a monthly trading advisor management fee of 0.083% (1% per year) of the Partnership’s trading assets allocated to DPT. These fees amounted to $0 and $1,130 for the three months and six ended June 30, 2013, respectively. The Partnership paid 3D Capital a monthly trading advisor management fee of 0.125% (1.5% per year) of the Partnership’s trading assets allocated to 3D Capital. These fees amounted to $3,880 and $5,140 for the three and six months ended June 30, 2013, respectively. As of December 31, 2013, $1,739 was due to 3D Capital. The Partnership pays Revolution a monthly trading advisor management fee of 0.083% (1% per year) of the Partnership’s trading assets allocated to Revolution. These fees amounted to $7,396 and $16,381 for three and six months ended June 30, 2014, respectively. As of June 30, 2014 and December 31, 2013, $4,868 and $3,380, respectively, were due to Revolution. QIM was not paid a trading advisor management fee. The aggregate trading assets allocated to the Trading Advisors may exceed the net asset value of the Partnership, and accordingly management fees may exceed that which would be assessed based on net asset value.

I.
Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current period. The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense. The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three and six months ended June 30, 2014 and 2013.

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
For the Three and Six Months Ended June 30, 2014 and 2013
 (Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

L.
Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the respective Statement of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains (losses) resulting from the translation to U.S. dollars totaled $(1,719) and $(3,063) for the three and six months ended June 30, 2014, respectively, and totaled $(440) and $777 for the three and six months ended June 30, 2013, respectively, and are reported as a component of “Net realized gains (losses) on closed contracts” in the Statements of Income (Loss).

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

N.
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

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2014 and 2013
 (Unaudited)
_______________

4.
FAIR VALUE (CONTINUED)

Level 3 – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt and equity securities.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. The Partnership recognizes transfers, if any, between fair value hierarchy levels at the beginning of the reporting period. There were no transfers into or out of the fair value hierarchy levels during the three and six months ended June 30, 2014 and the year ended December 31, 2013.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the Statements of Financial Condition:

	As of June 30, 2014
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Commodities	$50,442	$-	$-	$50,442
Currencies	21,365	-	-	21,365
Energy	13,300	-	-	13,300
Financials	24,981	-	-	24,981
Metals	25,922	-	-	25,922
Stock indices	4,986	-	-	4,986
Total futures contracts	140,996	-	-	140,996
Money market mutual funds	6,950,744	-	-	6,950,744
Total assets	$7,091,740	$-	$-	$7,091,740

Liabilities
Futures contracts
Commodities	$(6,718)	$-	$-	$(6,718)
Currencies	(2,693)	-	-	(2,693)
Energy	(40,002)	-	-	(40,002)
Financials	(10,103)	-	-	(10,103)
Metals	(58,304)	-	-	(58,304)
Stock indices	(3,078)	-	-	(3,078)
Total futures contracts	(120,898)	-	-	(120,898)
Total liabilities	$(120,898)	$-	$-	$(120,898)

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2014 and 2013
 (Unaudited)
_______________

4.	FAIR VALUE (CONTINUED)
	As of December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Commodities	$45,002	$-	$-	$45,002
Currencies	73,630	-	-	73,630
Energy	27,240	-	-	27,240
Financials	48,715	-	-	48,715
Metals	196,666	-	-	196,666
Stock indices	42,913	-	-	42,913
Total futures contracts	434,166	-	-	434,166
Money market mutual funds	9,774,207	-	-	9,774,207
Total assets	$10,208,373	$-	$-	$10,208,373

Liabilities
Futures contracts
Commodities	$(13,195)	$-	$-	$(13,195)
Currencies	(785)	-	-	(785)
Energy	(8,545)	-	-	(8,545)
Financials	(673)	-	-	(673)
Metals	(200,532)	-	-	(200,532)
Stock indices	(338)	-	-	(338)
Total futures contracts	(224,068)	-	-	(224,068)
Total liabilities	$(224,068)	$-	$-	$(224,068)

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

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2014 and 2013
 (Unaudited)
_______________

5.
DERIVATIVE INSTRUMENTS (CONTINUED)

The Partnership’s derivatives held at June 30, 2014 and December 31, 2013 are subject to agreements similar to master netting agreements with the Partnership’s brokers which grant the brokers the right to offset recognized assets and liabilities if certain conditions exist. The following tables present gross amounts of assets and liabilities which are offset in the Statements of Financial Condition.

	Offsetting of Derivative Assets and Liabilities
	As of June 30, 2014
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Assets	Condition	Condition
Assets
Futures Contracts(1)
ADM Investor Services, Inc.	$39,271	$(39,271)	$-
Newedge USA, LLC	101,725	(55,369)	46,356
Total futures contracts	$140,996	$(94,640)	$46,356

		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Liabilities	Condition	Condition
Liabilities
Futures Contracts(1)
ADM Investor Services, Inc.	$(65,529)	$39,271	$(26,258)
Newedge USA, LLC	(55,369)	55,369	-
Total futures contracts	$(120,898)	$94,640	$(26,258)

	Offsetting of Derivative Assets and Liabilities
	As of December 31, 2013
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Assets	Condition	Condition
Assets
Futures Contracts(1)
ADM Investor Services, Inc.	$226,694	$(203,580)	$23,114
Newedge USA, LLC	207,472	(20,488)	186,984
Total futures contracts	$434,166	$(224,068)	$210,098

		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Liabilities	Condition	Condition
Liabilities
Futures Contracts(1)
ADM Investor Services, Inc.	$(203,580)	$203,580	$-
Newedge USA, LLC	(20,488)	20,488	-
Total futures contracts	$(224,068)	$224,068	$-

(1) See Note 4. for the fair value for each type of contract within the category.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2014 and 2013
 (Unaudited)
_______________

5.
DERIVATIVE INSTRUMENTS (CONTINUED)

The cash held at each counterparty at June 30, 2014 and December 31, 2013 exceeds the net derivatives liability, if any, at such counterparty. Realized gains and losses, as well as any change in net unrealized gains or losses on open contracts from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Statements of Income (Loss).  The Partnership’s trading results and information related to the volume of the Partnership’s derivative activity by market sector were as follows:

	For the three months ended June 30, 2014
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$(29,953)	$(53,328)	$(83,281)	1,764
Currencies	21,655	24,398	46,053	1,484
Energy	(164,349)	(15,529)	(179,878)	720
Financials	1,650	32,487	34,137	4,354
Metals	(80,885)	7,545	(73,340)	718
Stock indices	169,338	(7,230)	162,108	3,586
Total futures contracts	(82,544)	(11,657)	(94,201)	12,626

				Notional Value of Contracts Closed
Forward currency contracts	68	-	68	$49,821
Total (loss) from derivatives trading	$(82,476)	$(11,657)	$(94,133)

	For the six months ended June 30, 2014
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$195,068	$11,917	$206,985	3,806
Currencies	(61,475)	(54,173)	(115,648)	3,194
Energy	(80,131)	(45,397)	(125,528)	1,382
Financials	148,577	(33,164)	115,413	9,458
Metals	(174,871)	(28,516)	(203,387)	1,402
Stock indices	(143,084)	(40,667)	(183,751)	6,858
Total futures contracts	(115,916)	(190,000)	(305,916)	26,100

				Notional Value of Contracts Closed
Forward currency contracts	269	-	269	$156,156
Total (loss) from derivatives trading	$(115,647)	$(190,000)	$(305,647)

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2014 and 2013
 (Unaudited)
_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

	For the three months ended June 30, 2013
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$(59,333)	$(76,806)	$(136,139)	1,118
Currencies	(155,639)	19,201	(136,438)	1,160
Energy	(77,208)	(34,122)	(111,330)	536
Financials	283,238	90,988	374,226	2,628
Metals	545,571	73,671	619,242	852
Stock indices	718,801	58,536	777,337	9,026
Total gain from derivatives trading	$1,255,430	$131,468	$1,386,898	15,320

	For the six months ended June 30, 2013
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$(135,145)	$(76,911)	$(212,056)	1,846
Currencies	259,079	(221,923)	37,156	2,144
Energy	(31,169)	(17,097)	(48,266)	908
Financials	(67,057)	80,659	13,602	5,484
Metals	474,014	271,133	745,147	1,314
Stock indices	615,959	113,834	729,793	12,518
Total gain from derivatives trading	$1,115,681	$149,695	$1,265,376	24,214

The number of contracts closed for futures contracts represents the number of contract half-turns during the three and six months ended June 30, 2014 and 2013. The notional value of contracts closed for forward currency contracts represents the U.S. dollar notional value of forward currency contracts closed during the three and six months ended June 30, 2014.

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

B.
Fair Value

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Statements of Income (Loss). Open contracts generally mature within 90 days; as of June 30, 2014 and December 31, 2013, the latest maturity dates for open contracts are June 2015 and December 2014, respectively.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2014 and 2013
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

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2014 and 2013
 (Unaudited)
_______________

6.
FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three and six months ended June 30, 2014 and 2013. The information has been derived from information presented in the financial statements.

	Three Months Ended June 30, 2014
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$6,446.25	$866.83	$638.40	$833.79
(Loss) from operations
Net investment (loss)	(133.52)	(15.81)	(16.33)	(19.30)
Net trading (loss)	(63.13)	(8.51)	(6.27)	(8.19)
Net (loss)	(196.65)	(24.32)	(22.60)	(27.49)
Net Asset Value, end of the period	$6,249.60	$842.51	$615.80	$806.30
Total Return (1)(4)	(3.05)%	(2.81)%	(3.54)%	(3.30)%

Supplemental Data
Ratios to average net asset value (3)
Total expenses	8.52%	8.31%	10.47%	9.47%
Net investment (loss)	(8.52)%	(8.31)%	(10.47)%	(9.47)%

	Six Months Ended June 30, 2014
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$6,720.86	$901.47	$668.99	$871.50
(Loss) from operations
Net investment (loss)	(266.12)	(31.28)	(32.83)	(38.64)
Net trading (loss)	(205.14)	(27.68)	(20.36)	(26.56)
Net (loss)	(471.26)	(58.96)	(53.19)	(65.20)
Net Asset Value, end of the period	$6,249.60	$842.51	$615.80	$806.30
Total Return (1)(4)	(7.01)%	(6.54)%	(7.95)%	(7.48)%

Supplemental Data
Ratios to average net asset value (3)
Total expenses	8.27%	7.64%	10.25%	9.24%
Net investment (loss)	(8.26)%	(7.63)%	(10.24)%	(9.23)%

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2014 and 2013
 (Unaudited)
_______________

6.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months Ended June 30, 2013
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$6,979.27	$929.11	$705.26	$911.87
Profit from operations
Net investment (loss)	(291.66)	(36.44)	(33.00)	(40.37)
Net trading profit	674.94	89.87	68.08	88.09
Net profit	383.28	53.43	35.08	47.72
Net Asset Value, end of the period	$7,362.55	$982.54	$740.34	$959.59
Total Return (1)(4)	5.49%	5.75%	4.97%	5.23%
Total Return excluding incentive fees (2)(4)	7.72%	7.96%	7.34%	7.44%

Supplemental Data
Ratios to average net asset value
Expenses excluding incentive fees (3)(5)	7.43%	6.40%	10.05%	8.39%
Incentive fees(4)	2.23%	2.21%	2.37%	2.21%

Total expenses	9.66%	8.61%	12.42%	10.60%
Net investment (loss) (3)(5)	(7.37)%	(6.34)%	(9.99)%	(8.33)%

	Six Months Ended June 30, 2013
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,163.68	$951.25	$727.56	$938.33
Profit from operations
Net investment (loss)	(415.19)	(50.99)	(48.51)	(59.23)
Net trading profit	614.06	82.28	61.29	80.49
Net profit	198.87	31.29	12.78	21.26
Net Asset Value, end of the period	$7,362.55	$982.54	$740.34	$959.59
Total Return (1)(4)	2.78%	3.29%	1.76%	2.27%
Total Return excluding incentive fees (2)(4)	4.99%	5.56%	3.96%	4.50%

Supplemental Data
Ratios to average net asset value
Expenses excluding incentive fees (3)(5)	7.31%	6.35%	9.68%	8.26%
Incentive fees(4)	2.21%	2.27%	2.20%	2.23%

Total expenses	9.52%	8.62%	11.88%	10.49%
Net investment (loss) (3)(5)	(7.25)%	(6.29)%	(9.61)%	(8.20)%

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

Since the Partnership’s inception in April 1991 through March 1, 2010, the General Partner allocated the Partnership’s capital entirely to Willowbridge’s Primary Program. On March 1, 2010, the General Partner made an allocation of $20 million (approximately 35% of the net assets of the Partnership as of March 1, 2010) to QIM’s Global Program. Effective August 1, 2011, the Partnership added DPT and PJM as trading advisors in addition to Willowbridge and QIM. From August 1, 2011 to January 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 34% to 43% to Willowbridge, 34% to 35% to QIM, 21% to 15% to PJM and 11% to 7% to DPT. From February 1, 2013 to March 1, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 47% to Willowbridge, 38% to QIM, and 15% to PJM. Effective March 1, 2013 the Partnership added 3D Capital as a trading advisor. From March 1, 2013, to June 30, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 46% to Willowbridge, 36% to QIM, 12% to PJM, and 6% to 3D Capital. From July 1, 2013 to October 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 53% to Willowbridge, 35% to QIM, 12% to 3D Capital. Effective October 22, 2013 the Partnership added Revolution as a trading advisor. From November 1, 2013 to December 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 37% to Willowbridge, 34% to QIM, 6% to 3D Capital, and 23% to Revolution. From January 1, 2014 to April 30, 2014, the Partnership allocated its trading assets to the Trading Advisors: approximately 40% to Willowbridge, 35% to QIM, and 25% to Revolution. Effective May 1, 2014, the Partnership allocated its trading assets to the Trading Advisors approximately 64% to Willowbridge and 36% to Revolution. The General Partner believes that the combination of several investment strategies and global market exposure reduces the Partnership’s dependence on the success of any single strategy while positioning the Partnership to participate in economic trends in different markets. Nonetheless, in many cases the markets traded by the individual trading strategies overlap and the positions held by the Partnership at any particular point in time may result in different concentrations in any group of markets, which may reduce the diversification of the Partnership’s investments. These firms offer what the General Partner believes to be unique approaches that complement each other. Willowbridge’s Primary Program utilizes trading strategies that focus on capturing directional price movements over medium to longer term time horizons. QIM’s Global Program utilizes multiple trading strategies over various time horizons, particularly shorter timeframes. PJM Capital began its research and proprietary test trading in 2003, culminating in new models built around volatility mean reversion and nonlinear position sizing consistent with markets as representations of Complex Adaptive Systems. DPT Capital Management’s investment approach is quantitative and highly systematic and is based on founder Prof. John M. Mulvey’s innovative risk management and portfolio allocation technology known as Dynamic Portfolio Tactics™. 3D Capital’s 3D Bull Program and 3D Blend Program utilize a systematic approach in futures contracts on domestic stock indices. Revolution’s Program utilizes rigorous statistical methods to uncover and exploit numerous inefficiencies in futures markets. The General Partner seeks to limit market and credit risks by monitoring daily income and margin levels. The General Partner also relies upon the risk management strategies inherent in the Advisors’ trading programs. In the future, the General Partner may utilize additional strategies or appoint additional advisors to trade on behalf of the Partnership.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

For the quarter ended June 30, 2014 the Partnership had total losses comprised of net trading losses representing $(82,476) in realized (losses) on closed contracts, and $(11,657) in change in net unrealized (losses) on open contracts, and $113 in interest income. For the same quarter in 2013 the Partnership had total gains comprised of net trading gains representing $1,255,430 in realized gains on closed contracts, and $131,468 in change in net unrealized gains on open contracts, and $1,917 in interest income.

In April 2014, the Partnership had a loss. The Partnership had losses in US bonds, copper and Brent crude oil; the Partnership had some gains in nickel, soybeans and natural gas. The Partnership recorded a net loss of $(246,979). In May 2014, trading was not profitable as the Partnership generated losses in soybeans, coffee and natural gas; the Partnership had offsetting gains in the emini S&P, and both European and US financial instruments. The Partnership recorded a net loss of $(409). In June 2014, trading was unprofitable. The Partnership had losses in gold, heating oil and silver; the Partnership’s offsetting gains came from its wheat, emini S&P and crude oil positions. The Partnership recorded a net loss of $(43,715).

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

For the quarter ended June 30, 2014, the Partnership had expenses comprised of $92,926 in brokerage commissions (including clearing and exchange fees), $0 in incentive fees, $43,725 in management fees, $39,794 in professional fees and $20,638 in accounting, administrative and other expenses. For the same quarter in 2013, the Partnership had expenses comprised of $143,049 in brokerage commissions (including clearing and exchange fees), $327,190 in incentive fees, $73,583 in management fees, $31,384 in professional fees and $20,984 in accounting, administrative and other expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the activity discussed above, the Partnership recorded a net loss of $(291,103) for the quarter compared to a net gain of $792,625 for the same quarter in 2013.

At June 30, 2014, the net asset value of the Partnership was $8,816,297, compared to its net asset value of $10,462,639 at December 31, 2013.

During the quarter ended June 30, 2014, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material.

Comparison of the Six Months Ended June 30, 2014 and 2013

For the six months ended June 30, 2014, the Partnership had total losses comprised of net trading losses representing $(115,647) in realized (losses) on closed contracts, and $(190,000) in change in net unrealized (losses) on open contracts, and $424 in interest income. For the same period in 2013 the Partnership had total gains comprised of net trading gains representing $1,115,681 in realized gains on closed contracts, and $149,695 in change in net unrealized gains on open contracts, and $4,534 in interest income.

In January 2014, the Partnership had a gain. The Partnership had losses in soybean meal, crude oil and euro/yen; the Partnership had gains in natural gas, euro bund and wheat. The Partnership recorded a net gain of $21,846. In February 2014, trading was unprofitable as the Partnership generated losses in its S&P 500 and FTSE Index along with its wheat positions; the Partnership had some offsetting gains in coffee, natural gas and soybeans. The Partnership recorded a net loss of $(160,992). In March 2014, trading was unprofitable. The Partnership had losses in US interest rates, soybean oil and DAX Index; the Partnership had some offsetting gains in S&P 500 Index, soybeans and soybean meal. The Partnership recorded a net loss of $(273,573). In April 2014, the Partnership had a loss. The Partnership had losses in US bonds, copper and Brent crude oil; the Partnership had some gains in nickel, soybeans and natural gas. The Partnership recorded a net loss of $(246,979). In May 2014, trading was not profitable as the Partnership generated losses in soybeans, coffee and natural gas; the Partnership had offsetting gains in the emini S&P, and both European and US financial instruments. The Partnership recorded a net loss of $(409). In June 2014, trading was unprofitable. The Partnership had losses in gold, heating oil and silver; the Partnership’s offsetting gains came from its wheat, emini S&P and crude oil positions. The Partnership recorded a net loss of $(43,715).

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

For the six months ended June 30, 2014, the Partnership had expenses comprised of $193,781 in brokerage commissions (including clearing and exchange fees), $0 in incentive fees, $91,981 in management fees, $71,440 in professional fees, and $41,397 in accounting, administrative fees and other expenses. For the same six month period in 2013, the Partnership had expenses comprised of $289,795 in brokerage commissions (including clearing and exchange fees), $328,190 in incentive fees, $145,511 in management fees, $57,014 in professional fees, and $41,470 in accounting, administrative fees and other expenses. Incentive fees are generated by quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net loss of $(703,822) for the six months ended June 30, 2014, as compared to a net gain of $407,930 for the same period in 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of June 30, 2014 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principals of the General Partner) to allow timely decisions regarding required disclosure. During the second quarter of 2014, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The General Partner is not aware of any pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of June 30, 2014, 1,877.5887 Partnership Units were held by 190 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2014 through June 30, 2014, a total of 4.4352 Partnership Units were subscribed for the aggregate subscription amount of $27,965. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2014	$694
February 2014	$440
March 2014	$434
April 2014	$569
May 2014	$25,421
June 2014	$407

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

BRIDGETON TACTICAL ADVISORS FUND, L P

Date: August 13, 2014	By: Bridgeton Fund Management LLC Its: General Partner

By: /s/ Stephen J. Roseme Stephen J. Roseme, Chief Executive, Principal Executive Officer and Principal Financial Officer