Form 10-Q
period 2014-09-30
BRIDGETON TACTICAL ADVISORS FUND, LP
filed 2014-11-12
CIK 794775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ TO ____

Commission File No. 000-23529

BRIDGETON TACTICAL ADVISORS FUND, LP

Delaware	22-678474
(a Delaware Partnership)	(I.R.S. Employer Identification No.)

4647 Saucon Creek Road, Suite 205
Center Valley, PA 18034

 (610) 366-3922

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

BRIDGETON TACTICAL ADVISORS FUND, LP

PART II - OTHER INFORMATION		26
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF FINANCIAL CONDITION
As of September 30, 2014 (Unaudited) and December 31, 2013
___________
	September 30,	December 31,
	2014	2013
ASSETS
Equity in futures trading accounts:
Due from brokers (including margin deposits of $758,825 for 2014 and $708,949 for 2013)	$2,180,028	$1,845,048
Net unrealized gains on open contracts	465,349	210,098
	2,645,377	2,055,146
Cash and cash equivalents	6,913,428	9,905,623
Due from General Partner	19,090	17,557
Subscriptions receivable	133,093	-
TOTAL ASSETS	$9,710,988	$11,978,326
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES
Prepaid subscription	$150,000	$1,409,247
Redemption payable	13,311	-
Other accrued expenses	50,007	51,370
Accrued incentive fees	29,294	32,329
Accrued management fees	18,789	22,741
TOTAL LIABILITIES	261,401	1,515,687
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners - Class A (1,291.9288 and 1,420.5030 fully redeemable units
at September 30, 2014 and December 31, 2013, respectively)	8,972,807	9,546,996
Limited partners - Class B (535.2119 and 1,040.6402 fully redeemable units
at September 30, 2014 and December 31, 2013, respectively)	474,961	913,883
General partner - Class A (0.2618 fully redeemable units
at September 30, 2014 and December 31, 2013)	1,819	1,760
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	9,449,587	10,462,639
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$9,710,988	$11,978,326

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of September 30, 2014 (Unaudited)
___________

LONG FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$6,950	0.074%
Currencies	3,905	0.041%
Energy	(840)	(0.009)%
Financials	14,612	0.155%
Metals	(137,497)	(1.456)%
Stock indices	1,032	0.011%
Total long futures contracts	$(111,838)	(1.184)%

SHORT FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$166,446	1.761%
Currencies	110,178	1.166%
Energy	61,633	0.652%
Financials	(3,733)	(0.039)%
Metals	242,663	2.568%
Total short futures contracts	$577,187	6.108%
Total futures contracts	$465,349	4.924%

___________

* No single contract’s value exceeds 5% of partners’ capital.

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
As of December 31, 2013
___________

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

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

___________
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET INVESTMENT (LOSS)
Income:
Interest income	$608	$1,412	$1,032	$5,946

Expenses:
Brokerage commissions	86,570	138,956	280,351	428,751
Incentive fees	29,294	1,791	29,294	329,981
Management fees	45,469	64,823	137,450	210,334
Professional fees	43,176	31,460	114,616	88,474
Accounting, administrative and other expenses	21,268	22,900	62,665	64,370
Total expenses	225,777	259,930	624,376	1,121,910
Net investment (loss)	(225,169)	(258,518)	(623,344)	(1,115,964)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of futures
and forward currency contracts:
Net realized gains (losses) on closed contracts	729,896	(618,880)	614,249	496,801
Change in net unrealized gains (losses) on open contracts	445,251	(341,478)	255,251	(191,783)
Net trading profits (losses)	1,175,147	(960,358)	869,500	305,018
NET INCOME (LOSS)	$949,978	$(1,218,876)	$246,156	$(810,946)
NET INCOME (LOSS) PER UNIT
(based on weighted average number of units outstanding during the period)
Class A	$685.05	$(611.51)	$180.63	$(401.83)
Class B - Series 1	$96.05	$(80.06)	$(4.83)	$(45.29)
Class B - Series 2	$65.25	$(65.00)	$12.07	$(39.84)
Class B - Series 3	$87.59	$(81.99)	$22.39	$(60.73)

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2014
(Unaudited)
___________

	CLASS A					CLASS B LIMITED PARTNERS
	General Partner		Limited Partners		Total	Series 1			Series 2		Series 3		Total
	Units	Amount	Units	Amount	Class A	Units	Amount		Units	Amount	Units	Amount	Class B	Total
PARTNERS' CAPITAL,
JANUARY 1, 2014	0.2618	$1,760	1,420.5030	$9,546,996	$9,548,756	895.4897	$807,254		98.1157	$65,638	47.0348	$40,991	$913,883	$10,462,639
Subscriptions	-	-	46.2155	292,175	292,175	-	-		-	-	-	-	-	292,175
Redemptions	-	-	(174.7897)	(1,113,189)	(1,113,189)	(505.4283)	(438,194)		-	-	-	-	(438,194)	(1,551,383)
Net income (loss)	-	59	-	246,825	246,884	-	(2,965)		-	1,184	-	1,053	(728)	246,156
PARTNERS' CAPITAL,
SEPTEMBER 30, 2014	0.2618	$1,819	1,291.9288	$8,972,807	$8,974,626	390.0614	$366,095		98.1157	$66,822	47.0348	$42,044	$474,961	$9,449,587

							Net Asset Value Per Unit
							Class A		Class B, Series 1	Class B, Series 2	Class B, Series 3
January 1, 2014							$6,720.86	(1)	$901.47	$668.99	$871.50
September 30, 2014							$6,945.28	(2)	$938.56	$681.05	$893.89

________________

(1) Based on 1,420.7648 Class A shares

(2) Based on 1,292.1906 Class A shares

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) (CONTINUED)
For the Nine Months Ended September 30, 2013
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

______

(1) Based on 1,887.2362 Class A shares

(2) Based on 1,732.7136 Class A shares

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)
_______________
1.                  BASIS OF PRESENTATION

The interim financial statements of Bridgeton Tactical Advisors Fund, LP, formerly, RFMC Tactical Advisors Fund, LP and RFMC Willowbridge Fund, L.P. (the “Partnership”), included herein, have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Rule 8-03 of Regulation S-X may be omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report. In the opinion of management, the financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners’ capital for the interim periods presented. The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results to be expected for a full year or for any other period.

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

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)
_______________

2.                 PARTNERSHIP ORGANIZATION (CONTINUED)

From August 1, 2011 to January 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 34% to 43% to Willowbridge, 34% to 35% to QIM, 21% to 15% to PJM and 11% to 7% to DPT. From February 1, 2013 to March 1, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 47% to Willowbridge, 38% to QIM, and 15% to PJM. From March 1, 2013 to June 30, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 46% to Willowbridge, 36% to QIM, 12% to PJM, and 6% to 3D Capital. From July 1, 2013 to October 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 53% to Willowbridge, 35% to QIM, 12% to 3D Capital. From November 1, 2013 to December 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 37% to Willowbridge, 34% to QIM, 6% to 3D Capital, 23% to Revolution. From January 1, 2014 to April 30, 2014, the Partnership allocated its trading assets to the Trading Advisors: approximately 40% to Willowbridge, 35% to QIM, 25% to Revolution. Effective May 1, 2014, the Partnership allocated its trading assets to the Trading Advisors: approximately 64% to Willowbridge and 36% to Revolution. During the nine months ended September 30, 2013, two of the principals of the General Partner were also principals of DPT. The General Partner, in the future, may change the allocation percentages between Willowbridge and Revolution or allocate the Partnership’s assets to other trading strategies and investment programs.

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

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired. Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurement. At September 30, 2014 and December 31, 2013, the Partnership had investments in money market mutual funds of $6,251,282 and $9,774,207, respectively. Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

C.	Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin. Due from brokers at September 30, 2014 and December 31, 2013 consisted of cash on deposit with the brokers of $2,180,028 and $1,845,048, respectively. The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf. The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote. Interest income is recognized on an accrual basis.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2014 and 2013
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

As each broker has the right of offset, the Partnership presents the aggregate net unrealized gains with such brokers as “Net unrealized gains on open contracts” and the aggregate net unrealized losses with such brokers as “Net unrealized losses on open contracts” in the Statements of Financial Condition, as applicable. The net unrealized gains on open contracts with one broker are not offset against net unrealized losses on open contracts from another broker in the Statements of Financial Condition (see Note 5., Derivative Instruments, for disclosures about offsetting derivative assets and liabilities).

Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss) under the caption “Change in net unrealized gains (losses) on open contracts.”

E.	Brokerage Commissions

The Class A limited partners pay to the General Partner a flat brokerage commission of 4.0% annually of the net asset value of the Class A limited partners’ capital as of the beginning of each month. Class B limited partners pay to the General Partner a flat brokerage commission equal to the following percentages of each Series’ applicable net asset value: Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%. From these amounts, the General Partner paid (1) actual trading commissions incurred by the Partnership of $57,083 and $167,452 for the three and nine months ended September 30, 2014, respectively and $72,224 and $186,079 for the three and nine months ended September 30, 2013, respectively, and (2) 3.0% to properly registered selling agents as their ongoing compensation for servicing Class B limited partners (and to the extent the amount is less than 3%, the brokerage commissions with respect to such Class B limited partnership interests will be reduced accordingly). Approximately 35% to 45% of the actual trading commissions incurred by the Partnership is remitted by the brokers to an Introducing Broker affiliated with Bridgeton.

Brokerage commissions charged to each Class or Series of class were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Class A	$82,705	$125,528	$264,121	$386,422
Class B – Series 1	2,480	11,827	11,953	36,600
Class B – Series 2	909	1,054	2,810	4,086
Class B – Series 3	476	547	1,467	1,643
Total	$86,570	$138,956	$280,351	$428,751

As of September 30, 2014 and December 31, 2013, $19,090 and $17,557, respectively, were due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2014 and 2013
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
For the Three and Nine Months Ended September 30, 2014 and 2013
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

There were no incentive fees earned by QIM, DPT, or PJM for the three months or nine months ended September 30, 2014 and 2013. Incentive fees earned by Willowbridge were $7,058 for the three and nine months ended September 30, 2014, and $0 and $319,982 for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014, $7,058 was due to Willowbridge. Incentive fees earned by Revolution were $22,236 for the three and nine months ended September 30, 2014. As of September 30, 2014 and December 31, 2013, $22,236 and $32,329, respectively, were due to Revolution. There were no incentive fees earned by 3D Capital for the three and nine months ended September 30, 2014. Incentive fees earned by 3D Capital were $1,791 and $9,999 for the three and nine months ended September 30, 2013, respectively.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.	Management Fees

The General Partner charges a management fee each beginning of month at 1/12 of 1% of the Partnership’s net assets as of the beginning of the respective month. For the three and nine months ended September 30, 2014, the Partnership recorded management fee expense earned by the General Partner of $21,748 and $70,776, respectively, and of $35,571 and $109,725 for the three and nine months ended September 30, 2013, respectively.

In addition to the management fee paid to the General Partner, the Partnership pays Willowbridge a quarterly trading advisor management fee of 0.25% (1% per year) of the net asset value of the Partnership’s trading assets allocated to Willowbridge. These fees amounted to $16,290 and $42,862 for the three and nine months ended September 30, 2014, respectively, and $21,700 and $64,185 for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014 and December 31, 2013, $16,288 and $17,622, respectively, were due to Willowbridge. The Partnership paid PJM a monthly trading advisor management fee of 0.166% (2% per year) of the Partnership’s trading assets allocated to PJM. These fees amounted to $0 and $22,602 for the three and nine months ended September 30, 2013, respectively. The Partnership paid DPT a monthly trading advisor management fee of 0.083% (1% per year) of the Partnership’s trading assets allocated to DPT. These fees amounted to $0 and $1,130 for the three months and nine ended September 30, 2013, respectively. The Partnership paid 3D Capital a monthly trading advisor management fee of 0.125% (1.5% per year) of the Partnership’s trading assets allocated to 3D Capital. These fees amounted to $7,552 and $12,692 for the three and nine months ended September 30, 2013, respectively. As of December 31, 2013, $1,739 was due to 3D Capital. The Partnership pays Revolution a monthly trading advisor management fee of 0.083% (1% per year) of the Partnership’s trading assets allocated to Revolution. These fees amounted to $7,431 and $23,812 for three and nine months ended September 30, 2014, respectively. As of September 30, 2014 and December 31, 2013, $2,501 and $3,380, respectively, were due to Revolution. QIM was not paid a trading advisor management fee. The aggregate trading assets allocated to the Trading Advisors may exceed the net asset value of the Partnership, and accordingly management fees may exceed that which would be assessed based on net asset value.

I.	Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current period. The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense. The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three and nine months ended September 30, 2014 and 2013.

The Partnership files U.S. federal and state tax returns. The 2011 through 2013 tax years generally remain subject to examination by U.S. federal and most state authorities.

J.	Subscriptions

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month. Partners’ contributions received in advance for subscriptions are recorded as prepaid subscriptions in the Statements of Financial Condition. As of September 30, 2014, $133,093 in subscriptions receivable was due from an affiliated investment company in connection with the transfer of partnership interests from the affiliated investment company to the Partnership.

K.	Redemptions

Limited partners may redeem some or all of their units at the net asset value per unit as of the last business day of each month with at least ten days written notice to the General Partner.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

L.	Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the respective Statement of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains resulting from the translation to U.S. dollars totaled $5,315 and $2,252 for the three and nine months ended September 30, 2014, respectively, and totaled $440 and $1,217 for the three and nine months ended September 30, 2013, respectively, and are reported as a component of “Net realized gains (losses) on closed contracts” in the Statements of Income (Loss).

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
For the Three and Nine Months Ended September 30, 2014 and 2013
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. The Partnership recognizes transfers, if any, between fair value hierarchy levels at the beginning of the reporting period. There were no transfers into or out of the fair value hierarchy levels during the three and nine months ended September 30, 2014 and the year ended December 31, 2013.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the Statements of Financial Condition:

	As of September 30, 2014
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Commodities	$189,063	$-	$-	$189,063
Currencies	114,356	-	-	114,356
Energy	61,633	-	-	61,633
Financials	18,716	-	-	18,716
Metals	246,797	-	-	246,797
Stock indices	6,389	-	-	6,389
Total futures contracts	636,954	-	-	636,954
Money market mutual funds	6,251,282	-	-	6,251,282
Total assets	$6,888,236	$-	$-	$6,888,236

Liabilities
Futures contracts
Commodities	$(15,667)	$-	$-	$(15,667)
Currencies	(273)	-	-	(273)
Energy	(840)	-	-	(840)
Financials	(7,837)	-	-	(7,837)
Metals	(141,631)	-	-	(141,631)
Stock indices	(5,357)	-	-	(5,357)
Total futures contracts	(171,605)	-	-	(171,605)
Total liabilities	$(171,605)	$-	$-	$(171,605)

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2014 and 2013
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

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)
_______________

5.                  DERIVATIVE INSTRUMENTS (CONTINUED)

The Partnership’s derivatives held at September 30, 2014 and December 31, 2013 are subject to agreements similar to master netting agreements with the Partnership’s brokers which grant the brokers the right to offset recognized assets and liabilities if certain conditions exist. The following tables present gross amounts of assets and liabilities which are offset in the Statements of Financial Condition.

	Offsetting of Derivative Assets and Liabilities
	As of September 30, 2014
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Assets	Condition	Condition
Assets
Futures Contracts(1)
ADM Investor Services, Inc.	$298,367	$(143,509)	$154,858
Newedge USA, LLC	338,587	(28,096)	310,491
Total futures contracts	$636,954	$(171,605)	$465,349

		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Liabilities	Condition	Condition
Liabilities
Futures Contracts(1)
ADM Investor Services, Inc.	$(143,509)	$143,509	$-
Newedge USA, LLC	(28,096)	28,096	-
Total futures contracts	$(171,605)	$171,605	$-

	Offsetting of Derivative Assets and Liabilities
	As of December 31, 2013
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Assets	Condition	Condition
Assets
Futures Contracts(1)
ADM Investor Services, Inc.	$226,694	$(203,580)	$23,114
Newedge USA, LLC	207,472	(20,488)	186,984
Total futures contracts	$434,166	$(224,068)	$210,098

		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Liabilities	Condition	Condition
Liabilities
Futures Contracts(1)
ADM Investor Services, Inc.	$(203,580)	$203,580	$-
Newedge USA, LLC	(20,488)	20,488	-
Total futures contracts	$(224,068)	$224,068	$-

(1)	See Note 4. for the fair value for each type of contract within the category.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)
_______________

5.                 DERIVATIVE INSTRUMENTS (CONTINUED)

The cash held at each counterparty at September 30, 2014 and December 31, 2013 exceeds the net derivatives liability, if any, at such counterparty. Realized gains and losses, as well as any change in net unrealized gains or losses on open contracts from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Statements of Income (Loss). The Partnership’s trading results and information related to the volume of the Partnership’s derivative activity by market sector were as follows:

	For the three months ended September 30, 2014
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures contracts	(Losses)	Gains (Losses)	Profits	Contracts
Commodities	$95,230	$129,672	$224,902	1,698
Currencies	363,033	95,411	458,444	2,366
Energy	(20,378)	87,495	67,117	758
Financials	81,960	(3,999)	77,961	3,886
Metals	77,888	137,548	215,436	494
Stock indices	132,163	(876)	131,287	4,164
Total gain from derivatives trading	$729,896	$445,251	$1,175,147	13,366

	For the nine months ended September 30, 2014
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$290,298	$141,589	$431,887	5,504
Currencies	301,558	41,238	342,796	5,560
Energy	(100,509)	42,098	(58,411)	2,140
Financials	230,537	(37,163)	193,374	13,344
Metals	(96,983)	109,032	12,049	1,896
Stock indices	(10,921)	(41,543)	(52,464)	11,022
Total futures contracts	613,980	255,251	869,231	39,466

				Notional Value of Contracts Closed
Forward currency contracts	269	-	269	$156,156
Total gain from derivatives trading	$614,249	$255,251	$869,500

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2014 and 2013
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

The number of contracts closed for futures contracts represents the number of contract half-turns during the three and nine months ended September 30, 2014 and 2013. The notional value of contracts closed for forward currency contracts represents the U.S. dollar notional value of forward currency contracts closed during the nine months ended September 30, 2014.

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

B.       Fair Value

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Statements of Income (Loss). Open contracts generally mature within 90 days; as of September 30, 2014 and December 31, 2013, the latest maturity dates for open contracts are September 2015 and December 2014, respectively.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2014 and 2013
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

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)
_______________

6.   FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three and nine months ended September 30, 2014 and 2013. The information has been derived from information presented in the financial statements.

	Three Months Ended September 30, 2014
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$6,249.60	$842.51	$615.80	$806.30
Profit from operations
Net investment (loss)	(162.87)	(19.90)	(19.14)	(23.05)
Net trading profit	858.55	115.95	84.39	110.64
Net profit	695.68	96.05	65.25	87.59
Net Asset Value, end of the period	$6,945.28	$938.56	$681.05	$893.89
Total Return (1)(4)	11.13%	11.40%	10.60%	10.86%
Total Return excluding incentive fees (2)(4)	11.46%	11.73%	10.93%	11.19%

Supplemental Data
Ratios to average net asset value
Expenses excluding incentive fees (3)(5)	8.94%	7.84%	10.77%	9.79%
Incentive fees(4)	0.33%	0.33%	0.33%	0.33%

Total expenses	9.27%	8.17%	11.10%	10.12%
Net investment (loss) (3)(5)	(8.91)%	(7.81)%	(10.75)%	(9.77)%

	Nine Months Ended September 30, 2014
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$6,720.86	$901.47	$668.99	$871.50
Profit from operations
Net investment (loss)	(427.90)	(49.62)	(51.97)	(61.70)
Net trading profit	652.32	86.71	64.03	84.09
Net profit	224.42	37.09	12.06	22.39
Net Asset Value, end of the period	$6,945.28	$938.56	$681.05	$893.89
Total Return (1)(4)	3.34%	4.11%	1.80%	2.57%
Total Return excluding incentive fees (2)(4)	3.67%	4.44%	2.13%	2.90%

Supplemental Data
Ratios to average net asset value
Expenses excluding incentive fees (3)(5)	8.46%	7.52%	10.39%	9.39%
Incentive fees(4)	0.33%	0.33%	0.33%	0.33%

Total expenses	8.79%	7.85%	10.72%	9.72%
Net investment (loss)(3)(5)	(8.45)%	(7.51)%	(10.38)%	(9.38)%

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)
_______________

6.   FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months Ended September 30, 2013
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,362.55	$982.54	$740.34	$959.59
(Loss) from operations
Net investment (loss)	(131.20)	(15.15)	(16.77)	(19.43)
Net trading (loss)	(480.52)	(64.17)	(48.22)	(62.55)
Net (loss)	(611.72)	(79.32)	(64.99)	(81.98)
Net Asset Value, end of the period	$6,750.83	$903.22	$675.35	$877.61
Total Return (1)(4)	(8.31)%	(8.07)%	(8.78)%	(8.54)%
Total Return excluding incentive fees (2)(4)	(8.30)%	(8.06)%	(8.77)%	(8.53)%

Supplemental Data
Ratios to average net asset value
Expenses excluding incentive fees (3)(5)	7.49%	6.48%	9.49%	8.47%
Incentive fees(4)	0.01%	0.01%	0.01%	0.01%

Total expenses	7.50%	6.49%	9.50%	8.48%
Net investment (loss) (3)(5)	(7.45)%	(6.43)%	(9.45)%	(8.43)%

	Nine Months Ended September 30, 2013
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,163.68	$951.25	$727.56	$938.33
(Loss) from operations
Net investment (loss)	(548.32)	(66.49)	(66.94)	(78.65)
Net trading profit	135.47	18.46	14.73	17.93
Net (loss)	(412.85)	(48.03)	(52.21)	(60.72)
Net Asset Value, end of the period	$6,750.83	$903.22	$675.35	$877.61
Total Return (1)(4)	(5.76)%	(5.05)%	(7.18)%	(6.47)%
Total Return excluding incentive fees (2)(4)	(3.49)%	(2.07)%	(4.75)%	(4.20)%

Supplemental Data
Ratios to average net asset value
Expenses excluding incentive fees (3)(5)	7.40%	6.45%	9.56%	8.36%
Incentive fees(4)	2.27%	2.35%	2.43%	2.27%

Total expenses	9.67%	8.80%	11.99%	10.63%
Net investment (loss) (3)(5)	(7.34)%	(6.39)%	(9.51)%	(8.31)%

Total returns are calculated based on the change in value of a unit during the periods presented. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

__________________________
(1)
Total return is derived as ending net asset value less beginning net asset value divided by beginning net asset value, and excludes the effect of sales commissions and initial administrative charges on subscriptions.

(2)	Total return excluding incentive fees is derived by adjusting the total return by the ratio of incentive fees to average net asset value.
(3)	Annualized.
(4)	Not annualized.
(5)	Excludes the effect of incentive fees.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)
_______________

7.	SUBSEQUENT EVENTS

Effective October 1, 2014, the General Partner assumed trading authority for the Partnership in addition to Revolution and Willowbridge, and effective October 31, 2014, the Partnership terminated its agreements with Revolution and Willowbridge.

* * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bridgeton Tactical Advisors Fund, LP (the “Partnership”) engages in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts, and forward contracts (“Commodity Interests”). The Partnership may also invest in entities (including without limitation other partnerships, separate managed accounts, exchange traded funds or other types of funds) that primarily trade in exchange traded securities, options on exchange traded securities, exchange traded funds or Commodity and Futures Contracts. From the Partnership’s start until February 1, 2011, Ruvane Fund Management Corporation, a Delaware corporation (“Ruvane” or the “General Partner” for periods prior to March 1, 2011), was the sole general partner of the Partnership. From that date until March 1, 2011, Bridgeton Fund Management, LLC (“Bridgeton” or the “General Partner” for periods on or after March 1, 2011) was a co-general partner of the Partnership with Ruvane. Effective March 1, 2011, Bridgeton is the sole general partner of the Partnership. The General Partner has selected Willowbridge Associates Inc. (“Willowbridge”), Quantitative Investment Management LLC (“QIM”), PJM Capital (“PJM”), DPT Capital Management LLC (“DPT”), 3D Capital Management LLC (“3D Capital”), and Revolution Capital Management LLC (“Revolution”) (collectively the “Advisors”) as the Partnership’s trading advisors. Certain principals of the Partnership are also principals of DPT. The Partnership’s advisory agreements with DPT, PJM, 3D Capital and QIM were discontinued effective January 31, 2013, July 1, 2013, December 31, 2013 and April 30, 2014, respectively. Effective October 1, 2014, the General Partner assumed trading authority for the Partnership in addition to Revolution and Willowbridge, and effective October 31, 2014, the Partnership terminated its advisory agreements with Revolution and Willowbridge.

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

Since the Partnership’s inception in April 1991 through March 1, 2010, the General Partner allocated the Partnership’s capital entirely to Willowbridge’s Primary Program. On March 1, 2010, the General Partner made an allocation of $20 million (approximately 35% of the net assets of the Partnership as of March 1, 2010) to QIM’s Global Program. Effective August 1, 2011, the Partnership added DPT and PJM as trading advisors in addition to Willowbridge and QIM. From August 1, 2011 to January 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 34% to 43% to Willowbridge, 34% to 35% to QIM, 21% to 15% to PJM and 11% to 7% to DPT. From February 1, 2013 to March 1, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 47% to Willowbridge, 38% to QIM, and 15% to PJM. Effective March 1, 2013 the Partnership added 3D Capital as a trading advisor. From March 1, 2013, to June 30, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 46% to Willowbridge, 36% to QIM, 12% to PJM, and 6% to 3D Capital. From July 1, 2013 to October 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 53% to Willowbridge, 35% to QIM, 12% to 3D Capital. Effective October 22, 2013 the Partnership added Revolution as a trading advisor. From November 1, 2013 to December 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 37% to Willowbridge, 34% to QIM, 6% to 3D Capital, and 23% to Revolution. From January 1, 2014 to April 30, 2014, the Partnership allocated its trading assets to the Trading Advisors: approximately 40% to Willowbridge, 35% to QIM, and 25% to Revolution. Effective May 1, 2014, the Partnership allocated its trading assets to the Trading Advisors approximately 64% to Willowbridge and 36% to Revolution. Effective November 1, 2014, the General Partner assumed trading authority for the Partnership. The General Partner believes that the combination of several investment strategies and global market exposure reduces the Partnership’s dependence on the success of any single strategy while positioning the Partnership to participate in economic trends in different markets. Nonetheless, in many cases the markets traded by the individual trading strategies overlap and the positions held by the Partnership at any particular point in time may result in different concentrations in any group of markets, which may reduce the diversification of the Partnership’s investments. These firms offer what the General Partner believes to be unique approaches that complement each other. Willowbridge’s Primary Program utilizes trading strategies that focus on capturing directional price movements over medium to longer term time horizons. QIM’s Global Program utilizes multiple trading strategies over various time horizons, particularly shorter timeframes. PJM Capital began its research and proprietary test trading in 2003, culminating in new models built around volatility mean reversion and nonlinear position sizing consistent with markets as representations of Complex Adaptive Systems. DPT Capital Management’s investment approach is quantitative and highly systematic and is based on founder Prof. John M. Mulvey’s innovative risk management and portfolio allocation technology known as Dynamic Portfolio Tactics™. 3D Capital’s 3D Bull Program and 3D Blend Program utilize a systematic approach in futures contracts on domestic stock indices. Revolution’s Program utilizes rigorous statistical methods to uncover and exploit numerous inefficiencies in futures markets. The General Partner seeks to limit market and credit risks by monitoring daily income and margin levels. The General Partner also relies upon the risk management strategies inherent in the Advisors’ trading programs. In the future, the General Partner may utilize additional strategies or appoint additional advisors to trade on behalf of the Partnership.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

For the quarter ended September 30, 2014, the Partnership had total gains comprised of net trading gains representing $729,896 in realized gains on closed contracts, and $445,251 in change in net unrealized gains on open contracts, and $608 in interest income. For the same quarter in 2013 the Partnership had total trading losses comprised of net trading (losses) representing $(618,880) in realized (losses) on closed contracts, and $(341,478) in change in net unrealized (losses) on open contracts, and $1,412 in interest income.

In July 2014, the Partnership had a gain. The Partnership had gains in natural gas, cotton and wheat; the Partnership had some offsetting losses in heating oil, crude oil and RBOB gasoline. The Partnership recorded a net gain of $18,013. In August 2014, trading was profitable as the Partnership generated gains in European interest rate products, soybean oil, and the euro currency; the Partnership had losses in mini S&P index, coffee and soybean meal. The Partnership recorded a net gain of $98,517. In September 2014, trading was profitable. The Partnership had profitable positions in the emini S&P Index, Japanese yen and silver; the Partnership recorded offsetting losses in coffee, natural gas and live cattle. The Partnership recorded a net gain of $833,448.

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

For the quarter ended September 30, 2014, the Partnership had expenses comprised of $86,570 in brokerage commissions (including clearing and exchange fees), $29,294 in incentive fees, $45,469 in management fees, $43,176 in professional fees and $21,268 in accounting, administrative and other expenses. For the same quarter in 2013, the Partnership had expenses comprised of $138,956 in brokerage commissions (including clearing and exchange fees), $1,791 in incentive fees, $64,823 in management fees, $31,460 in professional fees and $22,900 in accounting, administrative and other expenses. Incentive fees are generated by monthly or quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the activity discussed above, the Partnership recorded a net gain of $949,978 for the quarter compared to a net a net loss of $(1,218,876) for the same quarter in 2013.

At September 30, 2014, the net asset value of the Partnership was $9,449,587, compared to its net asset value of $10,462,639 at December 31, 2013.

During the quarter ended September 30, 2014, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material.

Comparison of the Nine Months Ended September 30, 2014 and 2013

For the nine months ended September 30, 2014, the Partnership had total gains comprised of net trading gains representing $614,249 in realized gains on closed contracts, and $255,251 in change in net unrealized gains on open contracts, and $1,032 in interest income. For the same period in 2013 the Partnership had total trading losses comprised of net trading gains representing $496,801 in realized gains on closed contracts, and $(191,783) in change in net unrealized (losses) on open contracts, and $5,946 in interest income.

In January 2014, the Partnership had a gain. The Partnership had losses in soybean meal, crude oil and euro/yen; the Partnership had gains in natural gas, euro bund and wheat. The Partnership recorded a net gain of $21,846. In February 2014, trading was unprofitable as the Partnership generated losses in its S&P 500 and FTSE Index along with its wheat positions; the Partnership had some offsetting gains in coffee, natural gas and soybeans. The Partnership recorded a net loss of $(160,992). In March 2014, trading was unprofitable. The Partnership had losses in US interest rates, soybean oil and DAX Index; the Partnership had some offsetting gains in S&P 500 Index, soybeans and soybean meal. The Partnership recorded a net loss of $(273,573). In April 2014, the Partnership had a loss. The Partnership had losses in US bonds, copper and Brent crude oil; the Partnership had some gains in nickel, soybeans and natural gas. The Partnership recorded a net loss of $(246,979). In May 2014, trading was not profitable as the Partnership generated losses in soybeans, coffee and natural gas; the Partnership had offsetting gains in the emini S&P, and both European and US financial instruments. The Partnership recorded a net loss of $(409). In June 2014, trading was unprofitable. The Partnership had losses in gold, heating oil and silver; the Partnership’s offsetting gains came from its wheat, emini S&P and crude oil positions. The Partnership recorded a net loss of $(43,715). In July 2014, the Partnership had a gain. The Partnership had gains in natural gas, cotton and wheat; the Partnership had some offsetting losses in heating oil, crude oil and RBOB gasoline. The Partnership recorded a net gain of $18,013. In August 2014, trading was profitable as the Partnership generated gains in European interest rate products, soybean oil, and the euro currency; the Partnership had losses in mini S&P index, coffee and soybean meal. The Partnership recorded a net gain of $98,517. In September 2014, trading was profitable. The Partnership had profitable positions in the emini S&P Index, Japanese yen and silver; the Partnership recorded offsetting losses in coffee, natural gas and live cattle. The Partnership recorded a net gain of $833,448.

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

For the nine months ended September 30, 2014, the Partnership had expenses comprised of $280,351 in brokerage commissions (including clearing and exchange fees), $29,294 in incentive fees, $137,450 in management fees, $114,616 in professional fees, and $62,665 in accounting, administrative fees and other expenses. For the same nine month period in 2013, the Partnership had expenses comprised of $428,751 in brokerage commissions (including clearing and exchange fees), $329,981 in incentive fees, $210,334 in management fees, $88,474 in professional fees, and $64,370 in accounting, administrative fees and other expenses. Incentive fees are generated by monthly or quarterly profits. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Administrative expenses consists primary of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net gain of $246,156 for the nine months ended September 30, 2014, as compared to a net loss of (810,946) for the same period in 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of September 30, 2014 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principals of the General Partner) to allow timely decisions regarding required disclosure. During the third quarter of 2014, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The General Partner is not aware of any pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of September 30, 2014, 1,827.4025 Partnership Units were held by 176 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2014 through September 30, 2014, a total of 46.2155 Partnership Units were subscribed for the aggregate subscription amount of $292,175. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2014	$694
February 2014	$440
March 2014	$434
April 2014	$569
May 2014	$25,421
June 2014	$407
July 2014	$30,414
August 2014	$373
September 2014	$233,423

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

BRIDGETON TACTICAL ADVISORS FUND, L P

Date: November 12, 2014	By: Bridgeton Fund Management LLC
Its: General Partner

By: /s/ Stephen J. Roseme
Stephen J. Roseme, Chief Executive, Principal Executive Officer and Principal Financial Officer