Form 10-K
period 2014-12-31
BRIDGETON TACTICAL ADVISORS FUND, LP
filed 2015-03-30
CIK 794775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission File Number: 0-23529

BRIDGETON TACTICAL ADVISORS FUND, LP
(Exact name of registrant as specified in its charter)

Delaware	22-2678474
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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

Yes ☐    No ☒

The Partnership’s limited partnership interests are not traded on any market and, accordingly, do not have an aggregate market value. As of January 31, 2015 the net asset value of the limited partnership interests of the registrant held by non-affiliates of the registrant was approximately $10,457,505.

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

The General Partner has been registered with the Commodity Futures Trading Commission (“CFTC”) pursuant to the Commodity Exchange Act (“CEA”) as a Commodity Pool Operator (“CPO”) since January 11, 2011 and has been a member of the National Futures Association (“NFA”) since January 11, 2011. The General Partner has selected Willowbridge Associates Inc. (“Willowbridge”), Quantitative Investment Management LLC (“QIM”), PJM Capital (“PJM”), DPT Capital Management LLC (“DPT”), 3D Capital Management, LLC (“3D Capital”), Revolution Capital Management LLC (“Revolution”), and Bridgeton Fund Management, LLC (“Bridgeton”) (collectively the “Advisors”) as the Partnership’s trading advisors. A principal of DPT is also a principal of the General Partner.  Willowbridge’s main business address is 101 Morgan Lane, Suite 180, Plainsboro, New Jersey 08536 and its telephone number is (609) 936-1100. Willowbridge has been registered as a CPO and a CTA pursuant to the CEA since May 3, 1988 and is a member of the NFA in such capacities.  QIM’s address is 401 East Market Street, Suite 104, Charlottesville, VA 22902 and its telephone number is (434) 817-4800.  QIM has been registered as a CTA with the CFTC since January 16, 2004 and is a member of the NFA in such capacity since such date.  QIM became a member of the NFA on January 16, 2004. QIM registered with the NFA as a CPO on April 1, 2005.  PJM’s address is 46175 Westlake Drive, Suite 100, Potomac Falls, VA 20165, and its telephone number is (703) 773-7001.  PJM has been registered as a CTA and CPO with the CFTC since March 9, 2004 and is a member of the NFA in such capacity since such date.  DPT’s address is 213 Nassau Street, Princeton, NJ 08542 and its telephone number is (609) 683-4600.  3D Capital’s address is 16 Peak Farm Road, Stone Ridge, NY 12484 and its telephone number is (609) 974 0405. Revolution’s address is 520 Zang Street, Suite 209, Broomfield, CO 80021 and its telephone number is (720) 496-0940.  Bridgeton’s address is 4647 Saucon Creek Rd., Suite 205, Center Valley, PA 18034 and its telephone number is (610) 366-3922. All trading decisions regarding the Partnership are made by the Advisors. See “The Advisors.”

Since the Partnership’s inception in April 1991 through March 1, 2010, the General Partner allocated the Partnership’s capital entirely to Willowbridge’s Primary Program. On March 1, 2010, the General Partner made an allocation of $20 million (approximately 35% of the net assets of the Partnership as of March 1, 2010) to QIM’s Global Program. Effective August 1, 2011, the Partnership added DPT and PJM as trading advisors in addition to Willowbridge and QIM. From August 1, 2011 to January 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 34% to 43% to Willowbridge, 34% to 35% to QIM, 21% to 15% to PJM and 11% to 7% to DPT. From February 1, 2013 to March 1, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 47% to Willowbridge, 38% to QIM, and 15% to PJM. Effective March 1, 2013 the Partnership added 3D Capital as a trading advisor. From March 1, 2013, to June 30, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 46% to Willowbridge, 36% to QIM, 12% to PJM, and 6% to 3D Capital. From July 1, 2013 to October 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 53% to Willowbridge, 35% to QIM, 12% to 3D Capital. Effective October 22, 2013 the Partnership added Revolution as a trading advisor. From November 1, 2013 to December 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 37% to Willowbridge, 34% to QIM, 6% to 3D Capital, and 23% to Revolution. From January 1, 2014 to April 30, 2014, the Partnership allocated its trading assets to the Trading Advisors: approximately 40% to Willowbridge, 35% to QIM, and 25% to Revolution. From May 1, 2014 to September 30, 2014, the Partnership allocated its trading assets to the Trading Advisors: approximately 64% to Willowbridge and 36% to Revolution. Effective October 1, 2014, Bridgeton was added as a trading advisor and the allocation was adjusted to 47% for Willowbridge, 16% for Revolution, and 37% to Bridgeton. The Partnership terminated the relationship with DPT, PJM, 3D Capital, and QIM effective January 31, 2013, July 1, 2013, December 31, 2013, and April 30, 2014, respectively, and Revolution and Willowbridge were both terminated effective October 31, 2014. Effective November 1, 2014, the Partnership allocated 100% of its trading assets to Bridgeton. The General Partner believes that the combination of several investment strategies and global market exposure reduces the Partnership’s dependence on the success of any single strategy while positioning the Partnership to participate in economic trends in different markets. Nonetheless, in many cases the markets traded by the individual trading strategies overlap and the positions held by the Partnership at any particular point in time may result in different concentrations in any group of markets, which may reduce the diversification of the Partnership’s investments. These firms offer what the General Partner believes to be unique approaches that complement each other. Willowbridge’s Primary Program utilizes trading strategies that focus on capturing directional price movements over medium to longer term time horizons. QIM’s Global Program utilizes multiple trading strategies over various time horizons, particularly shorter timeframes. PJM Capital began its research and proprietary test trading in 2003, culminating in new models built around volatility mean reversion and nonlinear position sizing consistent with markets as representations of Complex Adaptive Systems. DPT Capital Management’s investment approach is quantitative and highly systematic and is based on founder Prof. John M. Mulvey’s innovative risk management and portfolio allocation technology known as Dynamic Portfolio Tactics™. 3D Capital’s 3D Bull Program and 3D Blend Program utilize a systematic approach in futures contracts on domestic stock indices. Revolution’s Program utilizes rigorous statistical methods to uncover and exploit numerous inefficiencies in futures markets. The General Partner seeks to limit market and credit risks by monitoring daily income and margin levels. The General Partner also relies upon the risk management strategies inherent in the Advisors’ trading programs. In the future, the General Partner may utilize additional strategies or appoint additional advisors to trade on behalf of the Partnership.

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

In accordance with the Amended and Restated Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the Partnership offers Class A and Class B limited partnership interests in private offering pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended. The Partnership will offer the interests up to an aggregate of $100,000,000, subject to increase by the General Partner in increments of $10,000,000 after notice to the limited partners of the Partnership. Effective November 1, 2014, the only difference between Class A and Class B is the Placement Agent Trail Fee charged per class. The Partnership pays properly registered selling agents a monthly Placement Agent Trail Fee of 0.083% (1.0% per year) for their ongoing service to the Partnership with regard to any Class A interests sold by said selling agent or a Fee of 0.167% (2.0% per year) for their ongoing service to the Partnership with regard to any Class B2 interests sold by said selling agent. There is no Placement Agent Trail Fee paid on Class B1 interests. Prior to November 1, 2014, Class A Interests paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of the Class A Interests as of the beginning of each month (a 4.0% annual rate) and Class B Interests paid to the General Partner commissions of up to 6.0% annually of the net asset value of the Class B partners’ capital. To the extent that the General Partner paid less than 3% to a selling agent with respect to any Class B limited partnership interests sold by such selling agent, the brokerage fee charged with respect to those Class B limited partnership interests would be reduced accordingly. Effective November 1, 2014, each of Class A Interests and Class B Interests pay to the General Partner a flat-rate monthly brokerage commission of approximately 0.13% (1.56% per year) of the net asset value of the Class A Interests and Class B Interests as of the beginning of each month.  The General Partner will pay from this amount all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership’s trading, but the Partnership will pay all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks. The General Partner will pay from its own funds any futures brokerage commission and fees (except for certain execution costs as noted above) incurred by the Partnership in excess of the flat monthly rate it receives from the Partnership. The flat-rate monthly commission is common among programs such as the Partnership.

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

The General Partner is responsible for the allocation of the Partnership’s capital among various investment programs. The Partnership’s capital currently is allocated to Bridgeton Fund Management’s Style Beta Strategy. See “Trading Programs.” The General Partner, in the future, may allocate the Partnership’s assets to other trading programs. In addition, an affiliate of the General Partner is the introducing broker for the Partnership.  Under the terms of the Amended and Restated Limited Partnership Agreement of the Partnership (the “Partnership Agreement”), the General Partner maintains a general partner contribution of $1,000 to the Partnership. The individual principals of the General Partner are Mark D. Bradbury, Stephen J. Roseme, and Jeffrey Brian Mokychic.  The trading principals are Mr. Bradbury and Mr. Roseme.  Jason Valentz is pending registration as a principal and trading principal as of March 17, 2015.  See “Directors and Executive Officers.”

Trading of Futures Contracts, Options on Futures Contracts, and Forward Currency Contracts

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

DPT

DPT Capital Management, LLC is a Delaware limited liability company. DPT develops and implements quantitative investment strategies based on Professor John M. Mulvey’s innovative risk management and investment technology. The Trading Principals of DPT are John M. Mulvey, Robert L. Lerner, Woo Chang Kim and Stephen Roseme. Mr. Lerner serves as the Managing Director of DPT and Mr. Roseme serves as principal of DPT.  Mr. Lerner served as a principal and owner of Bridgeton Fund Management, LLC, the General Partner, from December 31, 2010 through October 1, 2013. He now serves as an advisor to the General Partner.  Mr. Roseme also serves as a principal and owner of Bridgeton Fund Management, LLC, the General Partner.

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

Bridgeton

Bridgeton Fund Management LLC is a Delaware limited liability company formed in December 2010 has been registered with the CFTC pursuant to the Commodity Exchange Act as a Commodity Pool Operator since January 11, 2011 and has been a member of the NFA since January 11, 2011. Bridgeton additionally has been registered as a Commodity Trading Advisor with the CFTC since September 3, 2014. The individual principals of Bridgeton are Mr. Bradbury, Mr. Roseme and Jeffrey Brian Mokychic. Jason Valentz is pending registration as a principal as of March 17, 2015.

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

Allocation of Capital

The Partnership’s assets are currently traded pursuant to Bridgeton’s Style Beta Strategy.   The General Partner, in the future, may allocate the Partnership’s assets to other trading strategies and investment programs.

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

Bridgeton

Bridgeton’s Style Beta Program commenced trading in September, 2014. The Program determines, on a daily basis, whether to be long, short or flat the various instruments in its portfolio. The Portfolio currently trades 34 assets included below:

Equity Indices: S&P500, Nasdaq, Euro Stoxx, FTSE, and Nikkei 225
Bonds: 10 year Treasury, 30 Year Bond, Bund, Long Gilt, JGB and BOBL
Currencies: AUD, BP, CAD, Euro, Yen and CHF
Energies: Crude Oil, Heating Oil, RBOB, Brent Crude, Gas Oil and Nat Gas
Metals: Gold and Copper
Ag Complex: Corn, Soybeans, Bean Oil, Wheat, Live Cattle and Lean Hogs
Softs: Cotton, Coffee and Sugar

It is intended that approximately 10% to 20% of the assets under management pursuant to Bridgeton Style Beta Program will be committed as performance margin for the purpose of trading, but from time to time, the percentage of assets committed may be substantially more or less. Positions are generally held from 10 to 60 trading days.

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

The clearing brokers must comply with the settlement procedures established by the clearinghouse of each exchange where the clearing broker is a clearing member. The rules of exchange vary, but at a minimum the exchange guarantees performance on every contract to each of its clearing members. Thus, once a trade between two clearing members is matched by the exchange, the rights and obligations under the futures or options contract do not run between the original buyer and seller, but between the clearing member and the seller of the contract, and between the clearing member and the buyer. The clearinghouse sets a settlement price for settling all accounts between clearing members for each contract month. Unliquidated positions on outstanding contracts are marked to market at least once a day via midday and/or morning calls to determine any additional margin requirements. In general, a clearinghouse is backed by the membership and will act in the event of non-performance by one of its members or one of the member’s customers, the intent of which is to significantly reduce credit risk. If a clearing broker is not a member of an exchange clearinghouse, it will comply with the settlement procedures established with the actual carrying brokers and will operate through them. Settlement of calls on such contracts may take an extra day on U.S. exchanges or two extra days on non-U.S. exchanges. Additional margin requirements are wire-transferred by the clearing brokers to the appropriate clearinghouse. During the years ended December 31, 2014 and 2013, the Partnership had no material credit risk exposure to a counterparty that is a foreign commodities exchange.

Fees and Expenses

The General Partner

Effective January 1, 2012 through October 31, 2014, the General Partner charged a management fee each beginning of month at 1/12 of 1% of the Partnership’s net assets at the beginning of the respective month. Effective November 1, 2014, the General Partner charges a management fee each beginning of month at 1/12 of 0.35% of the Partnership’s net assets at the beginning of the respective month. In addition, from August 1, 2002 through October 31, 2014, Class A Interests paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of Class A Interests as of the beginning of each month (a 4.0% annual rate). During this same period, Class B Interests paid to the General Partner commissions of up to 6.0% annually of the net asset value of the Class B partners’ capital equal to the following percentages: Series 1-3%, Series 2-6% and Series 3-5%. To the extent that the General Partner paid less than 3% to a selling agent with respect to any Class B limited partnership interests sold by such selling agent, the brokerage fee charged with respect to those Class B limited partnership interests would be reduced accordingly. Effective November 1, 2014, the Class A and Class B limited partnership interests pay to the General Partner a flat-rate monthly brokerage commission of approximately 0.13% of the net asset value of the respective classes’ limited partnership interests as of the beginning of each month (a 1.56% annual rate). The General Partner will pay from this amount all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership’s trading, but other execution costs, including give-up charges (charges paid to a party for executing trades that will be cleared by a third party) and service fees assessed by certain forward dealing desks, will be paid by the Partnership. The General Partner will pay from its own funds any futures brokerage commission and fees (except for certain execution costs as noted above) incurred by the Partnership in excess of the flat monthly rate it receives from the Partnership. The flat-rate brokerage commission to the General Partner is calculated after reduction for any brokerage commissions due at the end of the immediately preceding month, any redemptions or distributions as of such immediately preceding month-end and any accrued incentive fees as of such immediately preceding month-end, and after including the interest credits for such immediately preceding month-end and any additions as of the beginning of the month for which the flat-rate brokerage commission is being calculated. Lastly, in the event the flat-rate monthly brokerage commission payable by the Partnership to the General Partner at any time exceeds the actual brokerage commissions and related fees to which such flat-rate brokerage commission is applied, the General Partner will pay a portion of such excess to Limited Partners who became Limited Partners prior to September 1995, the date as of which the Partnership ceased to be a proprietary pool under CFTC Rules, which portion paid to any such Limited Partner shall not exceed such Limited Partner’s pro rata share of the actual brokerage commissions and related fees paid by the Partnership. The General Partner may also pay a portion of such excess to properly registered selling agents as compensation for their ongoing services to the Partnership, which portion paid to any one selling agent is not expected to exceed 1% per annum of the net asset value of the limited partnership interests sold by such selling agent.

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

The Advisors

Management Fee

The Partnership paid to Willowbridge a quarterly management fee of 0.25% (1% per year) of the Partnership’s trading assets allocated to Willowbridge for each month during such quarter. The Partnership paid to PJM a monthly trading advisor management fee of 0.166% (2% per year) of the Partnership’s trading assets allocated to PJM. The Partnership paid to DPT a monthly trading advisor management fee of 0.083% (1% per year) of the Partnership’s trading assets allocated to DPT. The Partnership paid to Revolution a monthly management fee of 0.083% (1% per year) of the Partnership’s trading assets allocated to Revolution. The Partnership paid 3D Capital a monthly trading advisor management fee of 0.125% (1.5% per year) of the Partnership’s trading assets allocated to 3D Capital. The Partnership did not pay a management fee to QIM. The Partnership pays to Bridgeton a monthly trading advisor management fee of 0.07083% (0.85% per year) of the Partnership’s trading assets allocated to Bridgeton.

Incentive Fee

The Partnership also compensated Willowbridge by paying to it a quarterly incentive fee of 25% of New Profits (as defined below), if any, on assets allocated to Willowbridge.  If any incentive fee was paid to Willowbridge, Willowbridge would retain the amount paid regardless of any subsequent decline in account value, but would not be eligible to receive subsequent incentive fee payments until Willowbridge had recouped its losses and earned New Profits.  The Partnership paid QIM a quarterly incentive fee of 30% of New Net Profits (as defined below), if any, on assets allocated to QIM.  In the event of subsequent losses, the quarterly incentive fee would not be charged until there were New Profits to offset such losses.  The quarterly incentive fee would not be rebated by virtue of subsequent losses. The Partnership paid DPT a quarterly incentive fee of 10% of any New Trading Profits (as defined below) in the Partnership’s account as of each calendar quarter end.   In the event of any subsequent losses, the quarterly incentive fees would not be charged until there were New Trading Profits to offset such losses.  PJM was entitled to a quarterly incentive fee of 20% of any New Trading Profits (as defined below) in the Partnership’s account as of each calendar quarter end.  In the event of any subsequent losses, the quarterly incentive fees would not be charged until there were New Net Profits to offset such losses. 3D Capital was entitled to a monthly incentive fee of 15% of any New Net Profits (as defined below), if any, in the Partnership’s account for the respective trading program as of each calendar month end.  Revolution was entitled to a quarterly incentive fee of 20% of any New Net Total Return (as defined below) generated by the Advisor in the Partnership’s account. Bridgeton is entitled to a quarterly incentive fee equal to 10% of the Net New High Profits (as defined below) generated by the Advisor in the Partnership’s account. This incentive fee will be waived until such time that the respective class’s unit net asset value exceeds the high water mark achieved December 2008. If any incentive fee is paid to Bridgeton, Bridgeton will retain the amount paid regardless of any subsequent decline in account value, but will not be eligible to receive subsequent incentive fee payments until Bridgeton has recouped its losses and earned Net New High Profits.

“New Profits” for the purpose of calculating the Advisor’s incentive fee only, is defined as the excess (if any) of (A) the net asset value of the Partnership's trading assets allocated to the Advisor as of the last day of any calendar quarter (before deduction of incentive fees paid or accrued for such quarter), over (B) the net asset value of the Partnership's trading assets allocated to the Advisor as of the last day of the most recent quarter for which an incentive fee was paid or payable (after deduction of such incentive fee). In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive fee calculation is made, and (iii) increased by the amount of any losses attributable to redemptions.

“New Trading Profits” and “New Net Profits”, for the purpose of calculating the DPT, PJM, and QIM’s incentive fee, is defined as the excess of cumulative gain/loss from commodity trading (excluding interest) less trading and management fees over its highest past value at any prior calendar quarterly period with respect to trading assets allocated to DPT, QIM, or PJM. The “gain/loss from commodity trading” is the net gain or loss from closed and completed commodity transactions (after brokerage commissions) plus the increases/decreases in the value of open positions at the end of each calendar quarter (accounting for commissions that would be incurred by closing such open positions).

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

“New Net Total Return”, for the purpose of calculating the Advisor’s incentive fee, is computed using the formula: (1) the net of realized profits and loss during the period, plus (2) the change in unrealized profit and loss on open positions during the period, plus (3) accrued interest income, minus (4) all brokerage commissions, transaction fees, management fees and other charges incurred during the period and minus (5) cumulative net loss, if any, carried over from previous periods. Cumulative net loss was computed by totaling all net profit in each period (quarter or month) in which there was such a profit and subtracting from it all net loss in each period (quarter or month) in which there was such a loss, provided that the full cumulative net loss shall not be carried over where a withdrawal has occurred. Instead, a portion of the loss (calculated by dividing the withdrawn amount by the total under management and multiplying the result by the cumulative net loss) attributable to the withdrawn amount would first be subtracted from the cumulative net loss.

“Net New High Profits” for the purpose of calculating the Bridgeton’s incentive fee only, is defined as the excess of the cumulative realized and unrealized gain or loss from commodity trading plus interest, less monthly management fees and previous performance fees over the highest past value at any previous quarter end.

Commodity Brokers

The General Partner currently pays commission rates of approximately $10 for each initial purchase (or sale) and offsetting sale (or purchase) of a commodity futures contract with respect to the Partnership’s trading (including NFA assessments and exchange fees), which rates in the future may be higher or lower. The General Partner believes that this brokerage rate is generally competitive with those charged by other commodity brokers; however, other commodity brokerage firms might offer lower rates to an account similar to that of the Partnership. From August 1, 2002 through October 31, 2014, Class A Interests paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of Class A Interests as of the beginning of each month (a 4.0% annual rate). During this same period, Class B Interests paid to the General Partner commissions of up to 6.0% annually of the net asset value of the Class B partners’ capital equal to the following percentages: Series 1-3%, Series 2-6% and Series 3-5%. To the extent that the General Partner paid less than 3% to a selling agent with respect to any Class B limited partnership interests sold by such selling agent, the brokerage fee charged with respect to those Class B limited partnership interests would be reduced accordingly. Effective November 1, 2014, the Class A and Class B limited partnership interests pay to the General Partner a flat-rate monthly brokerage commission of up to approximately 0.13% of the net asset value of the respective classes limited partnership interests as of the beginning of each month (a 1.56% annual rate).

Selling Agent

Prior to November 1, 2014, an investor in a Class A Interest who subscribed through a selling agent could have been charged a sales commission determined by the selling agent. In no event, however, would such sales commission exceed 4% of the subscription amount. Effective November 1, 2014, the Partnership pays properly registered selling agents a monthly placement agent trail fee of 0.083% (1.0% per year) for their ongoing service to the Partnership with regard to any Class A interests sold by said selling agent and a fee of 0.167% (2.0% per year) for their ongoing service to the Partnership with regard to any Class B2 interests sold by said selling agent. There is no placement agent trail fee paid on Class B1 interests. Prior to November 1, 2014, the General Partner paid such selling agent fees from the flat-rate General Partner brokerage commission charged to the Partnership.

Dealers

Dealers will not charge the Partnership commissions, but are compensated from the bid/offer spread that is quoted in dealing with the Partnership. A customary mark-up is included in the price of the forward or spot contract or the premium in the case of an option contract.

Others

The General Partner will pay expenses of the continuing offering of Limited Partnership Units (consisting primarily of printing fees), estimated to be approximately $25,000 per year. The ordinary administrative expenses actually incurred by the Partnership, including periodic legal, accounting and auditing fees, and other administrative expenses and fees, which are estimated to be approximately $220,000 per year (excluding any extraordinary expenses), will be borne by the Partnership.

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

Conflicts of Interest

Relationship of the General Partner to Commodity Brokers

Although the General Partner is not affiliated with a commodity broker, the General Partner may have a conflict of interest in selecting brokers because of continuing business dealings with certain brokers. For example, affiliates of certain brokers may serve as selling agents for the Partnership. The General Partner and its principals or their affiliates may have commodity accounts at the same brokerage firms as the Partnership, and, because of the amount traded through the brokerage firms, may pay lower commissions than the Partnership. The General Partner intends to review brokerage arrangements on a periodic basis to assure that the Partnership secures favorable execution of brokerage transactions and to assure that the commissions paid are reasonable in relation to the value of the brokerage and other services provided.

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

General Partner’s Selection of Trading Advisors and Investment Programs

Under the terms of the Limited Partnership Agreement, the General Partner has the authority to engage independent commodity trading advisors or affiliated commodity trading advisors to make trading decisions for the Partnership. The General Partner may have conflicts with respect to terminating an Advisor or engaging a new trading advisor for the Partnership.  Should the General Partner select trading programs which it, its principal or their affiliates operate, the General Partner may have a conflict of interest between choosing the trading programs that the General Partner believes will be most advantageous to the Partnership and seeing that it or its affiliates’ trading programs are used on behalf of the Partnership and earning fees therefrom. The General Partner also may be less likely to terminate the use of one of its or its affiliates’ trading programs. As of this filing, Robert Lerner, an advisor to the General Partner, and Stephen Roseme also serve as Managing Director and principal, respectively, of DPT, one of the Partnership’s Advisors. The General Partner or its affiliates will act as introducing broker for the Partnership and receive a portion of the brokerage commissions generated by the Partnership’s trading activities.  The General Partner may have a conflict of interest between choosing the investment programs that the General Partner believes will be most advantageous to the Partnership and seeing that the investment programs which generate the most trading activity are used on behalf of the Partnership and earning fees therefrom.

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

ITEM 4. Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities.

There currently is no established public trading market for the Limited Partnership Units. As of December 31, 2014, 1,840.2718 Partnership Units were held by 170 Limited Partners and the General Partner.

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

From January 1, 2014 through December 31, 2014, 157.8213 Partnership Units were subscribed for the aggregate net subscription amount of $580,488. Details of the subscriptions of these Partnership Units are as follows:

Amount of Subscriptions
January 2014	$694
February 2014	$440
March 2014	$434
April 2014	$569
May 2014	$25,421
June 2014	$407
July 2014	$30,414
August 2014	$373
September 2014	$233,423
October 2014	$236,253
November 2014	$703
December 2014	$51,357

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

As of December 31, 2014, all of the assets of the Partnership were allocated to Bridgeton for trading in Commodity Interests.

Prior to November 1, 2014, Class A Interests paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.33% of the net asset value of the Class A Interests as of the beginning of each month (a 4.0% annual rate) and Class B Interests paid to the General Partner commission of up to 6.0% annually of the net asset value of the Class B partners’ capital. To the extent that the General Partner paid less than 3% to a selling agent with respect to any Class B limited partnership interests sold by such selling agent, the brokerage fee charged with respect to those Class B limited partnership interests would be reduced accordingly. Effective November 1, 2014, the Class A and Class B limited partnership interests pays to the General Partner a flat-rate monthly brokerage commission of approximately 0.13% of the net asset value of the respective classes limited partnership interests as of the beginning of each month (a 1.56% annual rate).  The General Partner will pay from this amount all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership’s trading, but the Partnership will pay all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks. As of December 31, 2014, ADMIS, NUSA, and FC Stone, LLC are the clearing brokers for the Partnership.

Results of Operations

Comparison of fiscal years ended December 31, 2014 and 2013

As of December 31, 2014, total partners’ capital (net asset value) of the Partnership was $10,185,634 compared to its net asset value of $10,462,639 at December 31, 2013. The Partnership’s 2014 subscriptions and redemptions totaled $580,488 and $2,055,120 respectively, compared to $668,975 and $4,517,204 respectively, in 2013.

For the year ended December 31, 2014, the Partnership had net realized and unrealized trading gains of $1,974,676 and $560 in interest income. For that same period, the Partnership had expenses comprised of $337,241 in brokerage commissions including clearing and exchange fees, $29,294 in incentive fees, $173,710 in management fees, $15,547 in placement agent trail fees, $155,396 in professional fees, and $66,421 in accounting, administrative fees and other expenses. This resulted in the Partnership having a net gain of $1,197,627 for 2014.

Interest income decreased to $560 from $7,099 in 2013 primarily due to declining interest rates through 2014 and declining cash balances. Brokerage commissions charged as a percentage of net assets decreased to $337,241 from $551,526 in 2013 due to declining net assets. Incentive fees decreased to $29,294 from $362,310 in 2013 due to the certain Advisor’s trading losses in 2014. Management fees charged as a percentage of the net assets decreased to $173,710 from $271,904 in 2013 due to a lesser net asset value, the termination of trading advisors which charged management fees, and a decrease in the management fee rate.  Professional fees increased to $155,396 from $130,784 in 2013 as a result of an increase in professional fees.  Accounting, administrative fees and other expenses decreased to $66,421 from $85,225 in 2013 as a result of a decrease in administrative, accounting fees and other expenses.  Placement agent trail fees of $15,547 are charged as a percentage of the applicable Investor Class interests, beginning November 2014, as a result of the change in the Partnership’s fee restructuring; such fees were paid from the brokerage commissions paid to the General Partner in 2013.

The Partnership’s most profitable trades in 2014 were in the euro bund, S&P 500 Index, natural gas and bent crude oil.  The Partnership’s least profitable trades in 2014 were in the FTSE Index, US 10 Year Notes and Euro Stoxx Index.

In January 2014, the Partnership had a gain. The Partnership had losses in soybean meal, crude oil and euro/yen; the Partnership had gains in natural gas, euro bund and wheat. The Partnership recorded a net gain of $21,846. In February 2014, trading was unprofitable as the Partnership generated losses in its S&P 500 and FTSE Index along with its wheat positions; the Partnership had some offsetting gains in coffee, natural gas and soybeans. The Partnership recorded a net loss of $(160,992). In March 2014, trading was unprofitable. The Partnership had losses in US interest rates, soybean oil and DAX Index; the Partnership had some offsetting gains in S&P 500 Index, soybeans and soybean meal. The Partnership recorded a net loss of $(273,573). In April 2014, the Partnership had a loss. The Partnership had losses in US bonds, copper and Brent crude oil; the Partnership had some gains in nickel, soybeans and natural gas. The Partnership recorded a net loss of $(246,979). In May 2014, trading was not profitable as the Partnership generated losses in soybeans, coffee and natural gas; the Partnership had offsetting gains in the emini S&P, and both European and US financial instruments. The Partnership recorded a net loss of $(409). In June 2014, trading was unprofitable. The Partnership had losses in gold, heating oil and silver; the Partnership’s offsetting gains came from its wheat, emini S&P and crude oil positions. The Partnership recorded a net loss of $(43,715). In July 2014, the Partnership had a gain. The Partnership had gains in natural gas, cotton and wheat; the Partnership had some offsetting losses in heating oil, crude oil and RBOB gasoline. The Partnership recorded a net gain of $18,013. In August 2014, trading was profitable as the Partnership generated gains in European interest rate products, soybean oil, and the euro currency; the Partnership had losses in mini S&P index, coffee and soybean meal. The Partnership recorded a net gain of $98,517. In September 2014, trading was profitable. The Partnership had profitable positions in the emini S&P Index, Japanese yen and silver; the Partnership recorded offsetting losses in coffee, natural gas and live cattle. The Partnership recorded a net gain of $833,448. In October 2014, the Partnership recorded a net loss of $(67,561).  The Partnership had losses in coffee, soybeans and wheat positions; the Partnership had gains in energies and domestic equity indices.  In November 2014, the Partnership recorded a net gain of $638,359.  The Partnership had gains in the crude oil complex and copper; the Partnership had offsetting losses in natural gas and foreign equity indices.  In December 2014, the Partnership recorded a net gain of $380,673.  The Partnership had gains in natural gas, crude oil and coffee; the Partnership had losses in equity markets, gold and live cattle.

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

The net asset value per Class A Unit at December 31, 2014 increased 14.00% from $6.720.86 at December 31, 2013 to $7,661.59 at December 31, 2014. The net asset value per Class B Unit, Series 1 at December 31, 2014 increased 15.13% from $901.47 at December 31, 2013 to $1,037.86 at December 31, 2014. The net asset value per Class B Unit, Series 2 at December 31, 2014 increased 11.94% from $668.99 at December 31, 2013 to $748.85 at December 31, 2014. The net asset value per Class B Unit, Series 3 increased 1.77% from $871.50 at December 31, 2013 to $888.90 at October 31, 2014, prior to liquidating transfers of units to Class B Series 2 effective November 1, 2014.

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

Summary of Critical Accounting Policies

The preparation of financial statements in conformity with Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect amounts reported in the Partnership’s financial statements. The Partnership’s significant accounting policies are described in detail in Note 2 of the Notes to Financial Statements.

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

The Partnership’s total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership’s existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of December 31, 2014, by market sector:

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

Commodity: The Partnership’s primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisors will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of December 31, 2014, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk related to its holdings of Commodity Interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used December 31, 2014 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership’s market risk exposures (interest rate, currency rate, and commodity price) instruments.

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

The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of December 31, 2014.

The potential loss in earnings for each market risk exposure as of December 31, 2014 was:

Currency exchange rate risk	$31,142

Commodity price risk	$121,107

Interest rate risk	$31,613

ITEM 8. Financial Statements and Supplementary Data.

Financial statements meeting the requirements of Regulation S-X appear in Part IV of this report.

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the supplementary data under this item.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report, the management of the General Partner carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, and based on its evaluation, has concluded that the Partnership’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Managing Member of the General Partner, who serves as the principal executive officer and financial officer of the Partnership, to allow for timely decisions regarding required disclosure and appropriate SEC filings. The Managing Member of the General Partner, who serves as the principal executive officer and financial officer of the Partnership, evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended), which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based on such evaluation we have concluded these disclosure controls are effective as of December 31, 2014.

(b)
Changes in internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 requires the management of the Partnership to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include in all reports a management report assessing the effectiveness of its internal control over financial reporting as defined under Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act. Based upon that evaluation, the General Partner has concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2014 in timely alerting the General Partner to material information related to the Partnership that is required to be included in the Partnership’s periodic filings with the SEC. There were no changes in the Partnership’s internal controls during the fourth quarter of 2014 that have materially affected or are reasonably likely to affect the Partnership’s internal control over financial reporting.

(c)	Management’s Annual Report on Internal Control over Financial Reporting.

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

Management of the General Partner assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014. Based upon that evaluation, the General Partner has concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2014.  In making this assessment, management of the General Partner used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors and Executive Officers and Corporate Governance.

The Partnership has no directors or officers. The General Partner has been registered with the CFTC pursuant to the Commodity Exchange Act as a Commodity Pool Operator since January 11, 2011 and has been a member of the NFA since January 11, 2011.  The General Partner is owned 100% by Bridgeton Group, LLC.  As of December 31, 2014, Bridgeton Group, LLC was owned 49% by a trust for the benefit of Stephen J. Roseme’s family, 49% by Mark Bradbury, and 2% by Robert Lerner.  As of March 16, 2015, Bridgeton Group, LLC is owned 32.66% by a trust for the benefit of Stephen J. Roseme’s family, 32.66% by Mark Bradbury, 32.66% by Jason Valentz, and 2.00% by Robert Lerner.  Mr. Bradbury and Mr. Roseme are the Managing Member and Chief Executive, respectively, of the General Partner. The individual principals of the General Partner are Mr. Bradbury, Mr. Roseme, and Jeffrey Brian Mokychic.  The trading principals are Mr. Bradbury and Mr. Roseme.  Mr. Valentz’s registration with the NFA as a principal and trading principal is pending as of March 17, 2015.

Mark D. Bradbury, age 44, has been registered as a principal and associated person of Bridgeton Fund Management, LLC since September 10, 2014. He is also a beneficial owner and officer of Bridgeton Global Investor Services, Inc., a registered introducing broker and notice broker dealer. Mr. Bradbury began preparing for his role with Bridgeton Global in July 2014 and has been listed as an associated person since August 1, 2014 and as a principal since August 7, 2014. His commitment to provide investors with superior risk adjusted returns has led him to key trading and portfolio management roles in the derivatives industry. Mr. Bradbury was a Portfolio Manager and OTC Trader for Hanley Alternative Trade Group from September 2009. He was registered as an associated person with Hanley Alternative Trade Group, LLC, a registered CPO and CTA, from July 7, 2011 until such registration was withdrawn on April 30, 2012. He was registered as an associated person of FC Stone, LLC, an NFA registered Futures Commission Merchant and Commodity Trading Advisor from April 17, 2012 through withdrawing registration on June 30, 2014. Mr. Bradbury holds a Master’s Degree in Investment Management from Simon Fraser University in Vancouver, Canada. He is also a level III CFA candidate.

Stephen J. Roseme, age 48, is a beneficial owner and the Chief Executive of the General Partner and has been listed as a principal since December 31, 2010 and registered as an associated person since January 11, 2011.  Mr. Roseme is also a principal and the President of Bridgeton Global Investor Services, Inc., a registered introducing broker and notice broker dealer, and has been listed as a principal and registered as an associated person since January 5, 2000.  Mr. Roseme is a principal and the President of Bridgeton Capital Management Inc., a registered CPO and CTA, and has been listed as a principal and registered as an associated person since May 1, 1997.  Mr. Roseme is also President of Bridgeton Execution Services LLC, a registered introducing broker, and has been listed as a principal since April 29, 2010 and registered as an associated person since July 26, 2010.  He is also President of Grand Central Trading Company LLC, a registered introducing broker, and has been listed as a principal since January 10, 2006 and registered as an associated person since January 13, 2006.  Mr. Roseme graduated from the University of Virginia.

Jason Valentz, age 44, has been pending registration as a Principal with Bridgeton Fund Management, LLC since March 17, 2015.  Mr. Valentz initially joined Bridgeton in December 2014 as a consultant.  In 1998, Mr. Valentz joined Entergy Power Marketing Corp. as a Power Trader and later as an Asset Manager for their fleet of Merchant Power Plants. Mr. Valentz was also responsible for taking proprietary positions based on his fundamental view on Natural Gas and Spark Spreads.  After the acquisition of Koch Entergy by Merrill Lynch in 2003, Mr. Valentz migrated to the newly formed Commodity Index Desk.  Mr. Valentz ran a global book of business at Merrill, pricing trades for Government Investment Companies, Institutional Investors, Hedge Funds and Mutual Funds. Mr. Valentz also managed a proprietary trading desk focused on Commodity Swaps.  Mr. Valentz graduated from Texas A&M University in 1995 with a degree in Finance.

Prior to November 1, 2014, the General Partner had selected Willowbridge, QIM, PJM, DPT, 3D Capital, and Revolution as the Advisors for the Partnership. Effective November 1, 2014, Bridgeton is the sole Advisor of the Partnership.

Willowbridge

The trading principals of Willowbridge are Philip L. Yang, Michael Y. Gan, and James A. Datri.

Philip L. Yang, age 55, has been the sole shareholder, Director and President of Willowbridge since September 1, 1992, and he also held those positions from the time he formed Willowbridge in January 1988 through September 1989.  He has been a principal and an associated person of Willowbridge since November 1992 and a Forex associated person since October 2010. He was individually registered pursuant to the CE Act as a CPO in February 1988 and as a CTA in August 1986, with a re-registration in September 1987, and was approved as a member of the NFA in December 1986.  He has been a principal and an associated person of Union Spring since March 1996. He has been a principal and an associated person of Doublewood since November 1992.  He was been a principal and an associated person of Limerick Financial Corporation (“Limerick”), a commodity trading advisor, from March 1998 through February 2011.  From July 1983 through August 1988 and from October 1989 through August 1992, Mr. Yang was a Senior Vice President at Caxton Corporation, now Caxton Associates, L.L.C. (“Caxton”), a commodity trading advisory firm, serving initially as Director of Research, where his research concentration was in the development and application of computerized trading models for a broad range of financial markets, and later as Director of Commodity Trading.  Mr. Yang obtained a bachelor’s degree with honors from the University of California at Berkeley, where he was inducted into Phi Beta Kappa.  He received his master’s degree from the Wharton School of the University of Pennsylvania.  He co-authored with Richard G. Faux, Jr. “Managed Futures:  The Convergence with Hedge Funds,” a chapter in Evaluating and Implementing Hedge Fund Strategies, a book published in 1999 by Euromoney Publications.

Michael Y. Gan, age 55, has been the Executive Vice President of Willowbridge since September 1, 1992.  He has been a principal of Willowbridge since November 1989 and has been an associated person of Willowbridge since December 1989.  He was individually registered pursuant to the CE Act as a CPO and CTA and was approved as a member of the NFA in January 1990.   He has been a principal and an associated person of Union Spring since March 1996.  He has been a principal of Doublewood since November 1995 and has been an associated person of Doublewood since November 1996. He is also an associated person (since February 2011) and has a pending application to serve as principal of Willow Global, a registered CTA and CPO.  Mr. Gan was the sole shareholder, Director and President of Willowbridge from October 1989 through August 1992.  From July 1983 to October 1989, he worked in the foreign exchange trading group at Marine Midland Bank, a bank in New York.  In this capacity, Mr. Gan was responsible for research into technical analysis, as well as proprietary trading for the firm in both currency futures and options and was promoted to Assistant Vice President.  Mr. Gan graduated summa cum laude from the University of the Philippines with a B.S. in Chemical Engineering and subsequently graduated with honors from the Wharton School of the University of Pennsylvania with a M.B.A. in Finance.

Richard G. Faux, Jr., age 76, has been Executive Director of Willowbridge since April 1995.  He has been a principal and an associated person of Willowbridge since February 1996.  He is Executive Director of Doublewood and has been a principal of Doublewood since July 2000 and an associated person of Doublewood since March 1996. He is President and a director of Union Spring and has been a principal and an associated person of Union Spring since March 1996.  Mr. Faux oversees administration at Willowbridge and performs similar duties for Doublewood and Union Spring.  Since March 16, 1995, Mr. Faux has been president of GTR Capital Corporation (“GTR”), a consulting firm that has been a registered CTA since March 2010 and an NFA member since April 2010.  Mr. Faux has been a principal and an associated person of GTR since March 2010. Mr. Faux co-founded MC Baldwin Financial Company (formerly known as Baldwin Financial Corporation and together with its affiliated companies, Baldwin Funds and Baldwin Investment Corporation, “MC Baldwin”) in April 1989 and served as its Co-Chief Executive Officer sharing the oversight of the operations of the company until April 1995, at which time MC Baldwin was an international trading manager which developed futures funds for its partner, Mitsubishi Corporation, a general trading company, and other institutional clients.  Prior to forming MC Baldwin, Mr. Faux was President and a responsible party of Merrill Lynch Options/Futures Management Inc., a futures fund subsidiary of Merrill Lynch Pierce Fenner & Smith, a broker dealer, from December 1984 to April 1989.  From October 1986 until October 1989, Mr. Faux was a principal and associated person of Merrill Lynch Alternative Investments LLC, an asset management company.  Before Mr. Faux’s joining Merrill Lynch in 1984, it had raised only $13 million in futures funds.  When he left, the company had raised $930 million, including one of the first multi-advisor futures funds.  Previously, he spent four years, from January 1981 through December 1984, at Thomson McKinnon Securities, Inc., a futures commission merchant, where he helped develop futures funds, including one of the first financial futures funds.  From August 1977 through January 1981, Mr. Faux was self-employed acting as advisor on financial projects and developing expertise in financial futures.  Earlier, Mr. Faux spent ten years from August 1967 through August 1977 as Vice President of the investment management and institutional sales departments at Kuhn Loeb & Co., an investment bank.  He is a graduate of Brown University and the Columbia University Graduate School of Business.

James J. O’Donnell, age 63, is Senior Vice President of Willowbridge and has been a principal of Willowbridge since November 1996.  He is also Managing Director of Doublewood and has been a principal of Doublewood since July 2000. He is Managing Director of Union Spring and has been a principal of Union Spring since July 2000.  Mr. O’Donnell oversees Willowbridge’s computer and information needs, including trading information systems, accounting information systems, automating certain operational and compliance activities and support for ongoing research of new computerized trading systems and effectiveness testing of existing trading systems.  Mr. O’Donnell has been employed by Willowbridge since September 1, 1992.  From June 1987 through August 1992, Mr. O’Donnell was Manager of Computer Information Systems at Caxton.  From April 1979 through May 1987, Mr. O’Donnell was manager of Research Information Systems at Commodities Corporation, a commodity pool operator and commodities trading advisor.  Prior to that, he was employed by Penn Mutual Life Insurance Company, a mutual life insurance company, from September 1973 through March 1979 as Senior Programmer Analyst.  He is a graduate of LaSalle University with a B.A. in mathematics.

Steven R. Crane, age 46, is Senior Vice President, Secretary and Controller of Willowbridge.  He has been a principal of Willowbridge since October 1996.  He is also Secretary of Doublewood and has been a principal of Doublewood since July 2000.  He is Secretary, Managing Director and director of Union Spring and has been a principal of Union Spring since July 2000.  Mr. Crane has a pending application to serve as principal of Willow Global. He was Vice President, Secretary, Treasurer, and director of Limerick and was a principal of Limerick from July 2000 through February 2011.  He oversees accounting, financial reporting and operations at Willowbridge.  Mr. Crane has been employed by Willowbridge since April 1993.  Prior to that, he was employed by Caxton from April 1992 to April 1993 as a Senior Accountant.  From September 1989 through April 1992, Mr. Crane worked as a Senior Auditor for Deloitte & Touche LLP, an accounting firm.  Mr. Crane is a Certified Public Accountant and a member of the AICPA.  He graduated magna cum laude from North Carolina State University with a B.A. in accounting.

James A. Datri, age 50, is Vice President of Willowbridge.  He has been a principal of Willowbridge since August 2007 and has been an associated person of Willowbridge since April 1997. Mr. Datri is currently responsible for overseeing trading activities for Willowbridge’s technical trading systems.   He has been employed by Willowbridge since February 1995, holding various positions and handling a wide range of responsibilities in operations and trading during that time.  Prior to joining Willowbridge, Mr. Datri worked at Caxton Associates, LLC from April 1988 through January 1995 as a trading assistant, providing support and research for various traders.  Previously, he spent three years, from May 1985 through April 1988, at Merrill Lynch, a financial services company, in an operations capacity.  Mr. Datri is a graduate of Monmouth College with a B.S. in finance.

Edward T. Dunne, age 70, is Managing Director of Willowbridge.  He has been a principal of Willowbridge since July 2000.  He is also Managing Director of Doublewood and has been a principal of Doublewood since July 2000.  Mr. Dunne is Managing Director and director of Union Spring and has been a principal of Union Spring since March 1996 and has been an associated person of Union Spring since September 2000.  From March 1992 to February 1998, Mr. Dunne was a shareholder and managing director of Nordek Associates, Inc., a commodity pool operator and commodity trading advisory firm.  Mr. Dunne was a director of Star Asset Management Limited, a Bermuda money management company, from August 1995 to January 1998, and again from July 2001 through December 2008.  In addition, from November 1993 to May 1994, Mr. Dunne was a managing director for the Alpha Global Proprietary Trading Division of Alpha Investment Management, Inc., an investment management firm.  From September 1987 to December 1993, he was a managing director of UBS Securities LLC, a broker dealer.  From July 1986 to August 1987, he served as an executive vice president and director of capital markets of Mosely Securities Corporation, an investment bank and broker dealer.  After receiving his degree from Norwich University and a commission as an officer in the U.S. Army, Mr. Dunne continued his education at New York University’s Graduate School of Public Administration.  Mr. Dunne also attended the New England School of Law.  In addition, Mr. Dunne has attended the Securities Industry Institute at the University of Pennsylvania’s Wharton School of Business.

Virginia M. Loebel, age 53, is Managing Director at Willowbridge, Doublewood and Union Spring and has been a principal of each firm since September 2000.  Prior to a deferred start date at Willowbridge, Ms. Loebel was employed by Union Bank of Switzerland, a bank, from August 1992 to April 1999 with credit and relationship management responsibility for major U.S. investment banks.  Her last position with Union Bank of Switzerland was as Managing Director in charge of domestic managed funds and investment bank credit relationships with total credit facilities in excess of $20 billion.  From August 1985 to August 1992, Ms. Loebel was a Vice President at Citibank, a bank, in Investment Banking and Managed Funds.  Ms. Loebel completed the credit training program at Bankers Trust Company, a bank, where she was employed from February 1983 to August 1985.  Ms. Loebel graduated cum laude from Villanova University with a B.S. in Finance and Economics.

Janice A. Kioko, age 49, is General Counsel, Chief Compliance Officer, and has been a principal of Willowbridge since September 2005.  Ms. Kioko also serves as General Counsel and Chief Compliance Officer of Doublewood and Union Spring and has been a principal of each firm since September 2005.  Prior to joining Willowbridge, Ms. Kioko was Vice President and Assistant General Counsel at Goldman Sachs Asset Management, an asset management company, and affiliate Commodities Corporation LLC, later known as Goldman Sachs Hedge Fund Strategies LLC, a registered CTA and CPO, where she was dedicated to hedge funds from July 1999 to August 2005.  From September 1998 to July 1999, she worked at Cahill Gordon & Reindel, a law firm, as an associate.  Ms. Kioko was employed as an associate by Morgan Stanley Asset Management, an asset management company, and Morgan Stanley & Co., an affiliated financial services firm, from July 1991 to January 1998, and as a credit analyst by Smith Barney, Harris Upham & Co., a financial services firm, from August 1988 to January 1991.  Ms. Kioko has a J.D. from Fordham University Law School, where she attended classes at night except for a period of full-time study from January 1998 through September 1998.  She has an M.B.A. in Finance from Fordham Graduate School of Business Administration where she also attended classes at night except for a period of full-time study from January 1991 through June 1991 and a B.A. in Economics from Columbia University.

QIM

The trading principals of QIM are Jaffray Woodrif, Michael Geismar and Greyson Williams.

Jaffray Woodriff.  Mr. Woodriff, age 45, has 20 years’ experience trading financial markets using proprietary quantitative models that he has developed. In 2003, Mr. Woodriff co-founded QIM to offer the Global Program to outside clients. He guides all aspects of QIM’s business and is chiefly responsible for the constant innovation and improvement of the models and techniques that underlie QIM’s predictions, trading, and risk management. Mr. Woodriff graduated from the University of Virginia with a BS in Business in 1991. Mr. Woodriff formed QIM in May 2003, has been registered with the CFTC as an associated person and listed as a principal since January 16, 2004 and January 13, 2004, respectively.

Michael Geismar.  Mr. Geismar, age 44, co-founded QIM in April 2003 with Mr. Woodriff after 18 months of successfully trading their proprietary accounts. As the head of trading for QIM, he implements the firm’s investment models and oversees its portfolio management. Mr. Geismar also manages investor relations and QIM’s general business affairs. Mr. Geismar graduated from the University of Virginia in 1994 with a BA in Mathematics and a minor in Statistics. Mr. Geismar formed QIM with Mr. Woodriff in May 2003, has been registered with the CFTC and listed as a principal since January 16, 2004 and as an associated person since November 28, 2005.

Greyson Williams.  Mr. Williams, age 41, co-founded QIM in April 2003 after working with Mr. Woodriff and Mr. Geismar as a consultant beginning December 2002. He serves as an analyst, assists in statistical analysis and the development of predictive and risk models, and manages the internal databases and in-house software development. Mr. Williams graduated from the University of Virginia in 1995 with a BA in English and a minor in Art History. Mr. Williams formed QIM in May 2003, has been registered with the CFTC and listed as a principal since January 16, 2004 and as an associated person since November 28, 2005.

Ryan Vaughan.  Mr. Vaughan, age 43, has spent the last ten years working in financial and corporate management. Mr. Vaughan joined QIM in September 2005 and became Chief Financial Officer and Chief Compliance Officer in January 2006.  In the fall of 2002, Mr. Vaughan began providing investment consulting services as a registered investment advisor to retail clients, including work for the following financial institutions: UBS Financial Services (September 2002 through February 2004), Blue Ridge Financial Planning Services (February 2004 through September 2005), and  Registered Investment Advisory (“RIA”).  Mr. Vaughan does not manage futures investments for his RIA clients and there is no overlap between his RIA clients and QIM’s clients. Mr. Vaughan spends approximately 5% of his time on his RIA practice.  Mr. Vaughan graduated from the University of Virginia in 1993 with a BS in Commerce, concentrating in Management Information Systems. Mr. Vaughan graduated from the University of Georgia in 1995 with an MBA with concentrations in economics and finance. Mr. Vaughan earned the Chartered Financial Analyst (CFA) designation in 2003. Mr. Vaughan has been registered with the CFTC as an associated person and listed as a principal of QIM since June 8, 2006 and October 31, 2006, respectively.

Paul McKee.  Mr. McKee, age 46, joined QIM in January 2005 and became Chief Technology Officer in March 2009. His responsibilities include managing developers and other technical staff, developing QIM’s broad technical strategy and assisting with maintenance and development of predictive code. Before coming to QIM, Mr. McKee was a research physicist at the University of Virginia for four years from September 2000 through October 2004. His research was primarily conducted at Department of Energy particle accelerator facilities in Newport News, Virginia, and Stanford University, California. From November 2004 through December 2004, Mr. McKee was between employment positions. Mr. McKee graduated from Georgetown University in 1990 with a B.S. in Physics and a minor in Computer Science, from the University of Virginia in 1995 with an M.A. in Physics, and from the University of Virginia in 2000 with a Ph.D. in Nuclear Physics. Mr. McKee has been registered with the CFTC as an associated person and listed as a principal of QIM since February 17, 2009 and March 3, 2009, respectively.

Molly Dunnington.  Ms. Dunnington, age 40, started at QIM in May 2009 and became Chief Compliance Officer in January 2011.  Ms. Dunnington's responsibilities include all compliance reporting and recordkeeping requirements related to the CFTC and NFA as well as the upcoming registration with the SEC.  She is also responsible for the accounting of the Quantitative Global Funds.  Before joining QIM, Ms. Dunnington had been Vice President, Finance at The Community Foundation Serving Richmond & Central Virginia where she worked from May 2002 through April 2009.  Prior to that, she worked in the audit practice at KPMG from January 1998 through May 2002.  Ms. Dunnington graduated from the University of Virginia in 1998 with a B.S. in Commerce with a concentration in accounting.

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

Robert L. Lerner. Robert Lerner has twenty years of experience in the hedge fund industry and has co-founded a number of successful alternative investment companies, including Partners Capital Investment Group, Inc., Mount Lucas Management Corporation, WoodAllen Capital Management and Ruvane Fund Management Corporation.  Mr. Lerner is also an advisor to Bridgeton Fund Management, LLC, the General Partner.  Mr. Lerner also has been an active investor in the institutional investment research sector, making venture investments into start-ups such as Intralinks, Inc., Gerson Lehrman Group, Majestic Research, and CallStreet. Previously, Mr. Lerner was employed by Commodities Corporation (now part of Goldman Sachs Asset Management).   He also has practiced financial services law and is a member of the NFA.  Mr. Lerner received a B.A. degree from Cornell University and a J.D. degree from Boston University Law School.

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

3D Capital

Eric Dugan is a founding principal of 3D Capital, and its sole Managing Member. As such, he is solely responsible for managing all aspects of its operations, including the design and implementation of its trading systems. He was listed as a principal of 3D Capital in April 2010, and became registered as an associated person of the firm in July 2012.

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

Bridgeton

The individual principals of Bridgeton are Mark D. Bradbury, Stephen J. Roseme and Jeffrey Brian Mokychic. Jason Valentz is pending registration as a principal as of March 17, 2015.

Mark D. Bradbury. Mr. Bradbury has been registered as a principal and associated person of Bridgeton Fund Management, LLC since September 10, 2014. He is also a beneficial owner and officer of Bridgeton Global Investor Services, Inc., a registered introducing broker and notice broker dealer. Mr. Bradbury began preparing for his role with Bridgeton Global in July 2014 and has been listed as an associated person since August 1, 2014 and as a principal since August 7, 2014. His commitment to provide investors with superior risk adjusted returns has led him to key trading and portfolio management roles in the derivatives industry. Mr. Bradbury was a Portfolio Manager and OTC Trader for Hanley Alternative Trade Group from September 2009. He was registered as an associated person with Hanley Alternative Trade Group, LLC, a registered CPO and CTA, from July 7, 2011 until such registration was withdrawn on April 30, 2012. He was registered as an associated person of FC Stone, LLC, an NFA registered Futures Commission Merchant and Commodity Trading Advisor from April 17, 2012 through withdrawing registration on June 30, 2014. Mr. Bradbury holds a Master’s Degree in Investment Management from Simon Fraser University in Vancouver, Canada. He is also a level III CFA candidate.

Stephen J. Roseme. Mr. Roseme is a beneficial owner and the Chief Executive of Bridgeton and has been listed as a principal since December 31, 2010 and registered as an associated person since January 11, 2011. Mr. Roseme is also a principal and the President of Bridgeton Global Investor Services, Inc., a registered introducing broker and notice broker dealer, and has been listed as a principal and registered as an associated person since January 5, 2000. Mr. Roseme was a principal and President of Bridgeton Capital Management Inc., a registered CPO and CTA, and was listed as a principal and registered as an associated person from May 1, 1997 until the firm’s withdrawal of registration on August 30, 2014. Mr. Roseme was also registered as a principal of DPT Capital Management, LLC, a registered CTA and CPO from October 11, 2012 until registration was withdrawn on April 1, 2014. Mr. Roseme was also President of Bridgeton Execution Services LLC, a registered introducing broker, and was listed as a principal from April 29, 2010 and registered as an associated person from July 26, 2010 until registration was withdrawn on January 28, 2012. He was also President of Grand Central Trading Company LLC, a registered introducing broker, and was listed as a principal from January 10, 2006 and registered as an associated person from January 13, 2006 until the firm’s registration was withdrawn on March 2, 2012. Mr. Roseme graduated from the University of Virginia.

Jeffrey Brian Mokychic. Mr. Mokychic has been listed as a principal of Bridgeton since February 9, 2011. Mr. Mokychic is also registered as a principal of Bridgeton Global Investor Services, Inc. since February 8, 2011 and has been registered as an associated person with that firm since March 22, 2000. Mr. Mokychic was also registered an associated person of Grand Central Trading Company, LLC from January 13, 2006 and as a principal from January 31, 2011 until the firm merged into Bridgeton Global Investor Services, Inc. in March 2012. Mr. Mokychic was also registered as an associated person of Bridgeton Execution Services, LLC from July 26, 2010 until the firm merged into Bridgeton Global Investor Services, Inc. in January 2012. Mr. Mokychic holds a B.S. degree in Actuarial Science from Pennsylvania State University.

Jason Valentz has been pending registration as a Principal with Bridgeton Fund Management, LLC since March 17, 2015.  Mr. Valentz initially joined Bridgeton in December 2014 as a consultant.  In 1998, Mr. Valentz joined Entergy Power Marketing Corp. as a Power Trader and later as an Asset Manager for their fleet of Merchant Power Plants. Mr. Valentz was also responsible for taking proprietary positions based on his fundamental view on Natural Gas and Spark Spreads.  After the acquisition of Koch Entergy by Merrill Lynch in 2003, Mr. Valentz migrated to the newly formed Commodity Index Desk.  Mr. Valentz ran a global book of business at Merrill, pricing trades for Government Investment Companies, Institutional Investors, Hedge Funds and Mutual Funds. Mr. Valentz also managed a proprietary trading desk focused on Commodity Swaps.  Mr. Valentz graduated from Texas A&M University in 1995 with a degree in Finance.

Code of Ethics

The Partnership does not have any officers; therefore, it has not adopted a code of ethics applicable to the Partnership's principal executive officer principal financial officer, principal accounting officer and persons performing similar functions. The General Partner is primarily responsible for the day to day administrative and operational aspects of the Partnership's business. The General Partner has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions and a copy of such code is included as Exhibit 14.1.

ITEM 11. Executive Compensation.

The Partnership has no directors or executive officers. The General Partner manages and conducts the business of the Partnership. The General Partner receives management and other fees from the Partnership. See “Business -- Fees and Expenses.”

 ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2014, approximately 1,840.2718 Partnership Units were held by 170 Limited Partners and the General Partner. As of December 31, 2014 the following beneficially owned more than 5% of the outstanding Partnership Units in their respective Class.

(1) Title of Class	(2) Name and Address of Beneficial Owner:	(3) Amount and Nature of Beneficial Ownership Units Held	(4) Percent of Class
Class B1	KCM Retirement Plan*	257.1475 units valued at $266,884	76.32%
Class B1	NTC & Co. FBO Douglas E. Woolley IRA	39.9884 units valued at $41,503	11.87%
Class B1	Princeton Editorial Services TTEE Cecilia M. Downey DBPP*	39.7764 units valued at $41,282	11.81%
Class B2	Strube Family Trust*	33.7716 units valued at $25,290	13.88%
Class B2	Brad & Nancy Smith*	41.6783 units valued at $31,211	17.13%
Class B2	Cetera Investment Services LLC FBO Barry Lanman IRA*	25.4484 units valued at $19,057	10.46%
Class B2	Joseph Lane Trust	23.3072 units valued at $17,454	9.58%
Class B2	Pershing LLC FBO Brenda J. Clarke ROTH IRA	36.3380 units valued at $27,212	14.93%
Class B2	Pershing LLC FBO Geoffrey C. Kline SEP	82.7976 units valued at $62,002	34.02%
* All Shareholders are care of the Partnership, 4647 Saucon Creek Road, Suite 205, Center Valley, PA 18034

The Partnership has no directors or officers.  The General partner manages and conducts the business of the Partnership.  As of December 31, 2014, the General partner owned $2,006 of General Partner interests in the Company, or 0.2618 Partnership Units, representing approximately 0.02% of the total outstanding Partnership Capital.  As of March 1, 2015, the General Partner owned $1,986 of interests in the Partnership or 0.02% of the Partnership.  The General Partner is owned 100% by Bridgeton Group, LLC.  As of December 31, 2014, Bridgeton Group, LLC was owned 49% by a trust for the benefit of Stephen J. Roseme’s family, 49% by Mark Bradbury, and 2% by Robert Lerner.  As of March 16, 2015, Bridgeton Group, LLC is owned 32.66% by a trust for the benefit of Stephen J. Roseme’s family, 32.66% by Mark Bradbury, 32.66% by Jason Valentz, and 2.00% by Robert Lerner.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The General Partner manages and conducts the business of the Partnership. To compensate the General Partner for its management of the Partnership, its monitoring of the Advisors’ portfolio and its assumption of the financial burden of operating the Partnership, the General Partner receives management and other fees from the Partnership. See “Business - Fees and Expenses.” For the years ended December 31, 2014 and 2013, the General Partner received a management fee from the Partnership pursuant to the Limited Partnership Agreement in the amounts of $84,390 and $141,080, respectively. For the years ended December 31, 2014 and 2013, the General Partner received net brokerage commissions of $143,926 and $304,348, respectively from the Partnership. Prior to November 1, 2014, net brokerage commissions represent the gross brokerage commissions of 4.0% annually of the net asset value of the Class A Interests and 3.0% up to 6.0% annually of the Class B Interests equal to the following percentages:  Series 1-3%, Series 2-6% and Series 3-5% and from these amounts, the General Partner paid for 1) actual trading commissions incurred by the Partnership and 2) 3% to properly registered selling agents as their ongoing compensation for servicing Class B Limited Partners. Effective November 1, 2014, each of Class A Interests and Class B Interests pay to the General Partner a flat-rate monthly brokerage commission of approximately 0.13% (1.56% per year) of the net asset value of the Class A Interests and Class B Interests as of the beginning of each month. One individual who is associated with one of the Advisors was also a limited partner of the Partnership. At December 31, 2013 the individual’s outstanding partnership interest was $162,863. The individual fully redeemed in October 2014. Mr. Lerner serves as a principal and the Managing Director of DPT and as an advisor to Bridgeton Fund Management, LLC.

ITEM 14. Principal Accounting Fees and Services.

The following table shows the fees (in thousands) paid or accrued by the Partnership for the audit and other services provided by Arthur F. Bell, Jr. and Associates, L.L.C. ("Arthur Bell") for 2014 and 2013:

	2014	2013
Audit Fees (1)	$61.3	$78.0
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$61.3	$78.0

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

BRIDGETON TACTICAL ADVISORS FUND, LP
By: Bridgeton Fund Management, LLC
Its: General Partner

By: /s/ Mark D. Bradbury

Mark D. Bradbury, Managing Member
Date: March 30, 2015

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

BRIDGETON TACTICAL ADVISORS FUND, LP

TABLE OF CONTENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Report of Independent Registered Public Accounting Firm

Financial Statements:

 Statements of Financial Condition

 Condensed Schedules of Investments

 Statements of Income (Loss)

 Statements of Changes in Partners’ Capital (Net Asset Value)

 Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Bridgeton Tactical Advisors Fund, LP

We have audited the accompanying statements of financial condition of Bridgeton Tactical Advisors Fund, LP, including the condensed schedules of investments, as of December 31, 2014 and 2013, and the related statements of income (loss) and changes in partners’ capital (net asset value) for the years then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bridgeton Tactical Advisors Fund, LP as of December 31, 2014 and 2013, and the results of its operations and the changes in its net asset value for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Arthur F. Bell, Jr. & Associates, L.L.C.

Hunt Valley, Maryland
March 30, 2015

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED STATEMENTS OF FINANCIAL CONDITION
As of December 31, 2014 and 2013
________________

	December 31,	December 31,
	2014	2013
ASSETS
Equity in broker trading accounts:
Due from brokers (including margin deposits of $591,118 for 2014 and $708,949 for 2013)	$1,723,176	$1,845,048
Purchased options on futures contracts (premiums paid - $167,200 for 2014)	70,200	-
Written options on futures contracts (premiums received - $71,600 for 2014)	(29,200)	-
Net unrealized gain on open futures contracts	405,192	210,098
Deposits with brokers	2,169,368	2,055,146
Cash and cash equivalents	8,073,505	9,905,623
Due from general partner	9,815	17,557
TOTAL ASSETS	$10,252,688	$11,978,326
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES
Prepaid subscriptions	$20,000	-
Redemptions payable	-	1,409,247
Other accrued expenses	46,801	51,370
Accrued incentive fees	-	32,329
Accrued management fees	253	22,741
TOTAL LIABILITIES	67,054	1,515,687
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners - Class A (1,259.7566 and 1,420.5030 fully redeemable units at December 31, 2014 and December 31, 2013, respectively)	9,651,733	9,546,996
Limited partners - Class B (580.2534 and 1,040.6402 fully redeemable units at December 31, 2014 and December 31, 2013, respectively)	531,895	913,883
General partner - Class A (0.2618 fully redeemable units at December 31, 2014 and December 31, 2013)	2,006	1,760
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	10,185,634	10,462,639
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$10,252,688	$11,978,326

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of December 31, 2014
________________

LONG FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$(8,238)	(0.081)%
Financials	39,511	0.388%
Stock indices	37,248	0.366%
Total long futures contracts	$68,521	0.673%

SHORT FUTURES CONTRACTS
		% of
	Unrealized	Partners’
	Gain, Net	Capital*
Futures Industry Sector
Commodities	$89,020	0.874%
Currencies	60,795	0.597%
Energy	140,311	1.377%
Metals	46,545	0.457%
Total short futures contracts	$336,671	3.305%
Total futures contracts	$405,192	3.978%

		% of
		Partners’
	Fair Value	Capital*
PURCHASED OPTIONS ON FUTURES CONTRACTS
Energy	$70,200	0.689%
Total purchased options on futures contracts (premiums paid - $167,200)	$70,200	0.689%

WRITTEN OPTIONS ON FUTURES CONTRACTS
Energy	$(29,200)	(0.287)%
Total written options on futures contracts (premiums received $71,600)	$(29,200)	(0.287)%

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

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF INCOME (LOSS)
For the Years Ended December 31, 2014 and 2013
________________

	2014		2013
NET INVESTMENT (LOSS)
Income:
Interest income	$560		$7,099

Expenses:
Brokerage commissions	337,241		551,526
Placement agent trail fees	15,547		-
Incentive fees	29,294		362,310
Management fees	173,710		271,904
Professional fees	155,396		130,784
Accounting, administrative and other expenses	66,421		85,225
Total expenses	777,609		1,401,749
Net investment (loss)	(777,049)		(1,394,650)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of futures, options on futures, and forward currency contracts:
Net realized gains on closed contracts	1,834,182		511,732
Change in net unrealized gains (losses) on open contracts	140,494		(11,999)
Net trading profits	1,974,676		499,733
NET INCOME (LOSS)	$1,197,627		$(894,917)
NET INCOME (LOSS) PER UNIT
(based on weighted average number of units outstanding during the period)
Class A	$851.16		$(448.03)
Class B - Series 1	$60.79		$(55.92)
Class B - Series 2	$157.52		$(47.42)
Class B - Series 3	$2.96	(1)	$(66.82)

(1)         Prior to the liquidating transfer of units to Class B Series 2 effective November 1, 2014.

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE )
For the Years Ended December 31, 2014 and 2013
________________

	CLASS A					CLASS B LIMITED PARTNERS
	General Partner		Limited Partners		Total	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Class A	Units	Amount	Units	Amount	Units	Amount	Class B	Total
PARTNERS' CAPITAL,
December 31, 2012	0.2618	$1,875	1,886.9744	$13,517,686	$13,519,561	1,613.2704	$1,534,629	147.7001	$107,461	47.0348	$44,134	$1,686,224	$15,205,785
Subscriptions	-	-	73.3451	503,975	503,975	174.6908	165,000	-	-	-	-	165,000	668,975
Redemptions	-	-	(539.8165)	(3,680,505)	(3,680,505)	(892.4715)	(800,523)	(49.5844)	(36,176)	-	-	(836,699)	(4,517,204)
Net (loss)	-	(115)	-	(794,160)	(794,275)	-	(91,852)	-	(5,647)	-	(3,143)	(100,642)	(894,917)
PARTNERS' CAPITAL,
December 31, 2013	0.2618	$1,760	1,420.5030	$9,546,996	$9,548,756	895.4897	$807,254	98.1157	$65,638	47.0348	$40,991	$913,883	$10,462,639
Subscriptions	-	-	76.9013	508,260	508,260	-	-	0.6166	445	80.3034	71,783	72,228	580,488
Redemptions	-	-	(237.6477)	(1,547,517)	(1,547,517)	(558.5774)	(491,251)	(22.6654)	(16,352)	-	-	(507,603)	(2,055,120)
Transfers	-	-	-	-	-	-	-	167.2742	112,937.00	(127.3382)	(112,937)	-	-
Net income	-	246	-	1,143,994	1,144,240	-	33,666	-	19,558	-	163	53,387	1,197,627
PARTNERS' CAPITAL,
December 31, 2014	0.2618	$2,006	1,259.7566	$9,651,733	$9,653,739	336.9123	$349,669	243.3411	$182,226	-	$-	$531,895	$10,185,634

	Net Asset Value Per Unit
	Class A		Class B, Series 1	Class B, Series 2	Class B, Series 3
December 31, 2012	$7,163.68	(1)	$951.25	$727.56	$938.33
December 31, 2013	$6,720.86	(2)	$901.47	$668.99	$871.50
December 31, 2014	$7,661.59	(3)	$1,037.86	$748.85	$886.90	(4)

________

(1)      Based on 1,887.2362 Class A units

(2)      Based on 1,420.7648 Class A units

(3)      Based on 1,260.0184 Class A units

(4)      Prior to the liquidating transfer of units to Class B Series 2 effective November 1, 2014.

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2014 and 2013
_______________

1.	PARTNERSHIP ORGANIZATION

Bridgeton Tactical Advisors Fund, LP (formerly RFMC Tactical Advisors Fund, LP) (“the Partnership”), a Delaware limited partnership, was organized on January 24, 1986. Prior to March 1, 2010, Willowbridge Associates, Inc (“Willowbridge”) served as the Partnership’s sole trading advisor. Effective March 1, 2010, the Partnership added Quantitative Investment Management, LLC (“QIM”) as an additional trading advisor and effective August 1, 2011, the Partnership added DPT Capital Management, LLC (“DPT”) and PJM Capital (“PJM”) as trading advisors. Effective March 1, 2013, the Partnership added 3D Capital Management, LLC (“3D Capital”) as a trading advisor. Effective October 22, 2013, the Partnership added Revolution Capital Management LLC (“Revolution”) as a trading advisor. Effective October 1, 2014, the Partnership added Bridgeton Fund Management, LLC (“Bridgeton”) as a Trading Advisor (Willowbridge, QIM, DPT, PJM, 3D Capital, Revolution, and Bridgeton, collectively the “Trading Advisors”). The Partnership terminated the relationship with DPT, PJM, 3D Capital, and QIM effective January 31, 2013, July 1, 2013, December 31, 2013, and April 30, 2014, respectively, and Revolution and Willowbridge were both terminated effective October 31, 2014. Effective November 1, 2014, Bridgeton is acting as both the General Partner and the sole Trading Advisor. The Partnership is an Investment Company that follows the accounting and reporting guidance of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification") Topic 946 - Financial Services - Investment Companies. The Partnership's business is to trade, buy, sell or otherwise acquire, hold or dispose of futures contracts, options on physical commodities and on futures contracts, forward contracts, and instruments that may be the subject of a futures contract, including equities, indices and sectors ("Commodity Interests"), and any rights pertaining thereto and to engage in all activities incident thereto. The objective of the Partnership is the appreciation of its assets though speculative trading.

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

From August 1, 2011 to January 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 34% to 43% to Willowbridge, 34% to 35% to QIM, 21% to 15% to PJM and 11% to 7% to DPT. From February 1, 2013 to March 1, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 47% to Willowbridge, 38% to QIM, and 15% to PJM. From March 1, 2013 to June 30, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 46% to Willowbridge, 36% to QIM, 12% to PJM, and 6% to 3D Capital. From July 1, 2013 to October 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 53% to Willowbridge, 35% to QIM, 12% to 3D Capital. From November 1, 2013 to December 31, 2013, the Partnership allocated its trading assets to the Trading Advisors: approximately 37% to Willowbridge, 34% to QIM, 6% to 3D Capital, 23% to Revolution. From January 1, 2014 to April 30, 2014, the Partnership allocated its trading assets to the Trading Advisors: approximately 40% to Willowbridge, 35% to QIM, 25% to Revolution. From May 1, 2014 to September 30, 2014, the Partnership allocated its trading assets to the Trading Advisors: approximately 64% to Willowbridge and 36% to Revolution. During the month of October 2014, the allocation was adjusted to 47% for Willowbridge, 16% to Revolution, and 37% to Bridgeton. Effective November 1, 2014, the Partnership allocated 100% of its trading assets to Bridgeton. During the year ended December 31, 2013, two of the principals of the General Partner were also principals of DPT. The General Partner, in the future, may allocate the Partnership’s assets to other trading strategies and investment programs.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2014 and 2013
_______________

1.	PARTNERSHIP ORGANIZATION (CONTINUED)

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

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired. Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurement. At December 31, 2014 and 2013, the Partnership had investments in money market mutual funds of $7,751,841 and $9,774,207, respectively. Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

	C.	Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin. Due from brokers at December 31, 2014 and 2013 consisted of cash on deposit with the brokers of $1,723,176 and $1,845,048, respectively. The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf. The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote. Interest income is recognized on an accrual basis.

	D.	Investments in Futures Contracts, Options on Futures Contracts, and Forward Currency Contracts

Investments in futures contracts, options on futures contracts, and forward currency contracts are recorded on the trade date and open contracts are reported in the financial statements at their fair value on the last business day of the reporting period. The fair value of exchange-traded futures and options on futures contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. Accordingly, such contracts are classified as Level 1 fair value estimates under the fair value hierarchy as described within ASC Topic 820, Fair Value Measurement. The fair value of forward currency (non-exchange traded) contracts is determined based on the interpolation of mid spot rates and forward points, as provided by a leading data provider. Such valuation technique for forward currency contracts represents both a market approach and an income approach to fair value measurements, and accordingly, forward currency contracts are categorized as Level 2 fair value estimates under ASC Topic 820. Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis. Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized gains on closed contracts” in the Statements of Income (Loss).

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2014 and 2013
_______________

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	Investments in Futures Contracts, Options on Futures Contracts, and Forward Currency Contracts (continued)

As the Partnership has the right of offset, the Partnership presents the aggregate net unrealized gains on open futures contracts with such brokers as “Net unrealized gains on open futures contracts” and the aggregate net unrealized losses on open futures contracts with such brokers as “Net unrealized losses on open futures contracts” in the Statements of Financial Condition, as applicable. The net unrealized gains on open futures contracts with one broker are not offset against net unrealized losses on open futures contracts from another broker in the Statements of Financial Condition where applicable (see Note 4., Derivative Instruments, for disclosures about offsetting derivative assets and liabilities).

Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss) under the caption “Change in net unrealized gains (losses) on open contracts”.

E.	Brokerage Commissions

Prior to November 1, 2014, the Class A limited partners paid to the General Partner a flat brokerage commission of 4.0% annually of the net asset value of the Class A limited partners’ capital as of the beginning of each month.  Prior to November 1, 2014, Class B limited partners paid to the General Partner a flat brokerage commission equal to the following percentages of each Series’ applicable net asset value:  Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%.  Effective November 1, 2014, each of Class A interests and Class B interests pay to the General Partner a flat-rate monthly brokerage commission of approximately 0.13% (1.56% per year) of the net asset value of the Class A interests and Class B interests as of the beginning of each month.  The General Partner will pay from this amount all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership’s trading, but the Partnership will pay all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks. From these amounts, the General Partner paid (1) actual trading commissions incurred by the Partnership of $193,315 and $247,178 for the years ended December 31, 2014 and 2013, respectively, and, prior to November 1, 2014, (2) 3.0% to properly registered selling agents as their ongoing compensation for servicing Class B limited partners (and to the extent the amount was less than 3%, the brokerage commissions with respect to such Class B limited partnership interests would be reduced accordingly).  Effective November 1, 2014, the properly registered selling agents are paid through the placement agent trail fee (see Note 2.I.). Approximately 35% to 45% of the actual trading commissions incurred by the Partnership is remitted by the brokers to an Introducing Broker affiliated with Bridgeton.

Brokerage commissions charged to each Class or Series of class were as follows for the years ended December 31:

	2014	2013
Class A	$317,915	$498,031
Class B – Series 1	13,778	46,278
Class B – Series 2	3,606	5,065
Class B – Series 3	1,942	2,152
Total	$337,241	$551,526

As of December 31, 2014 and 2013, $9,815 and $17,557, respectively, were due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

F.	Allocation of Income (Loss)

Net realized and unrealized trading profits and losses, interest income and other operating income and expenses, except Class or Series specific brokerage commission charges or placement agent trail fees, are allocated to the partners monthly in proportion to their capital account balances, as defined in the Agreement.  Class and/or Series specific commission charges or placement agent trail fees are allocated monthly to the partners of the respective Class and/or Series in proportion to their respective capital account balances within the Class and/or Series.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2014 and 2013
_______________

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.	Incentive Fees

Pursuant to the Trading Advisory Agreements with Willowbridge (“Willowbridge Agreement”), QIM (“QIM Agreement”), DPT (“DPT Agreement”), PJM (“PJM Agreement”), 3D Capital (“3D Capital Agreement”), Revolution (“Revolution Agreement”), and Bridgeton (“Bridgeton Agreement”), the Trading Advisors are entitled to an incentive fee based on the New Profits, the New Net Profits, the New Trading Profits, the New Net Total Return, or the Net New High Profits, as defined in the applicable Trading Advisory Agreements, of the Partnership’s trading assets allocated to the respective Trading Advisor. The Trading Advisors earn such incentive fees on a quarterly basis, except for 3D Capital; 3D Capital was entitled to a monthly incentive fee.

Willowbridge was entitled to a quarterly incentive fee of 25% of any New Profits, as defined in the Willowbridge Agreement.  The term “New Profits” for the purpose of calculating Willowbridge’s incentive fee only, is defined as the excess (if any) of (A) the net asset value of the Partnership’s trading assets allocated to Willowbridge as of the last day of any calendar quarter (before deduction of incentive fees paid or accrued for such quarter), over (B) the net asset value of the Partnership’s trading assets allocated to Willowbridge as of the last day of the most recent quarter for which an incentive fee was paid or payable (after deduction of such incentive fee).  In computing New Profits, the difference between (A) and (B) above was (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive fee calculation is made, and (iii) increased by the amount of any losses attributable to redemptions.

QIM was entitled to a quarterly incentive fee of 30% of any New Net Profits (as defined in the QIM Agreement) in the Partnership’s account as of each calendar quarter end. “New Net Profits”, for the purpose of calculating QIM’s incentive fee, is defined as the excess of cumulative gain/loss from commodity trading (excluding interest) less trading and management fees over its highest past value at any prior calendar quarterly period with respect to trading assets allocated to QIM. The “gain/loss from commodity trading” is the net gain or loss from closed and completed commodity transactions (after brokerage commissions) plus the increases/decreases in the value of open positions at the end of each calendar quarter (accounting for commissions that would be incurred by closing such open positions). In the event of any subsequent losses, the quarterly incentive fees were not charged until there were New Net Profits to offset such losses.

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

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2014 and 2013
_______________

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.	Incentive Fees (continued)

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

Revolution was entitled to a quarterly incentive fee of 20% of any New Net Total Return (as defined in the Revolution Agreement) in the Partnership’s account as of each calendar quarter end. “New Net Total Return”, for the purpose of calculating Revolution’s incentive fee, is computed using the formula: (1) the net of realized profits and loss during the period, plus (2) the change in unrealized profit and loss on open positions during the period, plus (3) accrued interest income, minus (4) all brokerage commissions, transaction fees, management fees and other charges incurred during the period and minus (5) cumulative net loss, if any, carried over from previous periods. Cumulative net loss shall be computed by totaling all net profit in each period (quarter or month) in which there was such a profit and subtracting from it all net loss in each period (quarter or month) in which there was such a loss, provided that the full cumulative net loss would not be carried over where a withdrawal had occurred. Instead, a portion of the loss (calculated by dividing the withdrawn amount by the total under management and multiplying the result by the cumulative net loss) attributable to the withdrawn amount would first be subtracted from the cumulative net loss.

Bridgeton is entitled to a quarterly incentive fee equal to 10% of the Net New High Profits (as defined in the Bridgeton Agreement). “Net New High Profits” is defined as the excess of the cumulative realized and unrealized gain or loss from commodity trading plus interest, less monthly management fees and previous incentive  fees over the highest past value at any previous calendar quarter end. In the event of subsequent losses, the incentive fee would not be charged until there are “Net New High Profits.” Incentive fees once earned are not subject to refund if subsequent periods result in losses. The incentive fee will be waived until such time that the respective Class or Series’ unit net asset value exceeds the high water mark achieved in December 2008.

There were no incentive fees earned for Bridgeton, DPT, PJM, or QIM for the years ended December 31, 2014 and 2013. Incentive fees earned by Trading Advisors were as follows for the years ended December 31:

	2014	2013
3D Capital	$-	$9,999
Revolution	22,236	32,329
Willowbridge	7,058	319,982
Total	$29,294	$362,310

As of December 31, 2013, incentive fees of $32,329 was due to Revolution.

H.	Management Fees

Through October 31, 2014, the General Partner charged a general partner management fee each beginning of month at 1/12 of 1% of the Partnership’s net assets as of the beginning of the respective month. Effective November 1, 2014, the General Partner charges such management fee each beginning of month at 1/12 of 0.35% of the Partnership’s net assets as of the beginning of the respective month. For the years ended December 31, 2014 and 2013, such annual fees amounted to $84,390 and $141,080, respectively.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2014 and 2013
_______________

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.	Management Fees (continued)

The Partnership paid to Willowbridge a quarterly trading advisor management fee of 0.25% (1% per year) of the Partnership’s trading assets allocated to Willowbridge. The Partnership paid PJM a monthly trading advisor management fee of 0.166% (2% per year) of the Partnership’s trading assets allocated to PJM.

The Partnership paid DPT a monthly trading advisor management fee of 0.083% (1% per year) of the Partnership’s trading assets allocated to DPT.  The Partnership paid 3D Capital a monthly trading advisor management fee of 0.125% (1.5% per year) of the Partnership’s trading assets allocated to 3D Capital. The Partnership paid Revolution a monthly trading advisor management fee of 0.083% (1% per year) of the Partnership’s trading assets allocated to Revolution. The Partnership pays Bridgeton a monthly trading advisor management fee of 0.07083% (0.85% per year) of the Partnership’s trading assets allocated to Bridgeton. QIM was not paid a trading advisor management fee. The aggregate trading assets allocated to the Trading Advisors may exceed the net asset value of the Partnership, and accordingly management fees may exceed that which would be assessed based on net asset value.

Management fees earned by the Trading Advisors were as follows for the years ended December 31:

	2014	2013
3D Capital	$-	$18,572
Bridgeton	17,085	-
DPT	-	1,130
PJM	-	22,602
Revolution	25,200	6,713
Willowbridge	47,035	81,807
Total	$89,320	$130,824

As of December 31, 2014, management fees of $253 was due to Bridgeton.  As of December 31, 2013, Willowbridge, 3D Capital, and Revolution were due trading advisor management fees of $17,622, $1,739, and $3,380, respectively.

I.	Placement Agent Trail Fees

Effective November 1, 2014, the Partnership pays properly registered selling agents a monthly Placement Agent Trail Fee of 0.083% (1.0% per year) for their ongoing service to the Partnership with regard to any Class A interests sold by said selling agents or a fee of 0.167% (2.0% per year) for their ongoing service to the Partnership with regard to any Class B Series 2 interests sold by said selling agents. There is no Placement Agent Trail Fee paid by Class B Series 1 interests. Prior to November 1, 2014, the General Partner paid such selling agent fees from the flat-rate General Partner brokerage commission charged to the Partnership. Placement agent trail fees separately paid by the Partnership for the year ended December 31, 2014 totaled $15,547, including $990 due to the General Partner or its affiliates.

J.	Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the years ended December 31, 2014 and 2013.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2014 and 2013
_______________

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J	Income Taxes (continued)

The Partnership files U.S. federal and state tax returns.  The 2011 through 2014 tax years generally remain subject to examination by U.S. federal and most state authorities.

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

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the respective Statement of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Realized gains resulting from the translation to U.S. dollars totaled $6,518 and $3,559 for the years ended December 31, 2014 and 2013, respectively, and are reported as a component of “Net realized gains on closed contracts” in the Statements of Income (Loss).

N.	Recent Accounting Pronouncement

In June 2013, the FASB issued Accounting Standards Update No. 2013-08 (ASU 2013-08), entitled Financial Services – Investment Companies (Topic 946) – Amendments to the Scope, Measurement, and Disclosure Requirements. ASU 2013-08 changes the approach to assessing whether an entity is an investment company, clarifies the characteristics of an investment company and provides comprehensive guidance for assessing whether an entity is an investment company. In addition, ASU 2013-08 requires non-controlling ownership interests in other investment companies to be measured at fair value and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. The adoption of ASU 2013-08 did not have a material impact on the Partnership’s financial statements.

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

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2014 and 2013
_______________

3.	FAIR VALUE (CONTINUED)

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.  The Partnership recognizes transfers, if any, between fair value hierarchy levels at the beginning of the reporting period. There were no transfers into or out of fair value hierarchy levels during the years ended December 31, 2014 and 2013.  The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels.  Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the Statements of Financial Condition:

	As of December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Commodities	$89,095	$-	$-	$89,095
Currencies	60,795	-	-	60,795
Energy	146,851	-	-	146,851
Financials	41,745	-	-	41,745
Metals	46,545	-	-	46,545
Stock indices	47,392	-	-	47,392
Total futures contracts	432,423	-	-	432,423
Purchased options on futures contracts
Energy	70,200	-	-	70,200
Money market mutual funds	7,751,841	-	-	7,751,841
Total assets	$8,254,464	$-	$-	$8,254,464

Liabilities
Futures contracts
Commodities	$(8,313)	$-	$-	$(8,313)
Energy	(6,540)	-	-	(6,540)
Financials	(2,234)	-	-	(2,234)
Stock indices	(10,144)	-	-	(10,144)
Total futures contracts	(27,231)	-	-	(27,231)
Written options on futures contracts
Energy	(29,200)	-	-	(29,200)
Total liabilities	$(56,431)	$-	$-	$(56,431)

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2014 and 2013
_______________

3.	FAIR VALUE (CONTINUED)

	As of December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Commodities	$45,002	$-	$-	$45,002
Currencies	73,630	-	-	73,630
Energy	27,240	-	-	27,240
Financials	48,715	-	-	48,715
Metals	196,666	-	-	196,666
Stock indices	42,913	-	-	42,913
Total futures contracts	434,166	-	-	434,166
Money market mutual funds	9,774,207	-	-	9,774,207
Total assets	$10,208,373	$-	$-	$10,208,373

Liabilities
Futures contracts
Commodities	$(13,195)	$-	$-	$(13,195)
Currencies	(785)	-	-	(785)
Energy	(8,545)	-	-	(8,545)
Financials	(673)	-	-	(673)
Metals	(200,532)	-	-	(200,532)
Stock indices	(338)	-	-	(338)
Total futures contracts	(224,068)	-	-	(224,068)
Total liabilities	$(224,068)	$-	$-	$(224,068)

4.	DERIVATIVE INSTRUMENTS

The Partnership engages in the speculative trading of forward currency contracts, options on futures contracts, and futures contracts in currencies, financials and a wide range of commodities, among others (collectively “derivatives”) for the purpose of achieving capital appreciation.  Since the derivatives held or sold by the Partnership are for speculative trading purposes, the derivative instruments are not designated as hedging instruments as defined in ASC Topic 815, Derivatives and Hedging.

Under provisions of ASC Topic 815, Derivatives and Hedging, entities are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial condition.  Investments in futures contracts are reported in the Statements of Financial Condition as “Net unrealized gains on open contracts” or “Net unrealized (losses) on open contracts,” as applicable.

The Partnership’s derivatives held at December 31, 2014 and 2013 are subject to agreements similar to master netting agreements with the Partnership’s brokers which grant the brokers the right to offset recognized assets and liabilities if certain conditions exist. The following tables present gross amounts of assets and liabilities which are offset in the Statements of Financial Condition.

Offsetting of Derivative Assets and Liabilities
As of December 31, 2014
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Assets	Condition	Condition
Assets
Futures Contracts(1)
ADM Investor Services, Inc.	$432,423	$(27,231)	$405,192
Options on futures contracts
ADM Investor Services, Inc.	$70,200	$-	$70,200

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2014 and 2013
_______________

4.	DERIVATIVE INSTRUMENTS (CONTINUED)

		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Liabilities	Condition	Condition
Liabilities
Futures Contracts(1)
ADM Investor Services, Inc.	$(27,231)	$27,231	$-
Options on futures contracts
ADM Investor Services, Inc.	$(29,200)	$-	$(29,200)

	Offsetting of Derivative Assets and Liabilities
	As of December 31, 2013
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Assets	Condition	Condition
Assets
Futures Contracts(1)
ADM Investor Services, Inc.	$226,694	$(203,580)	$23,114
Newedge USA, LLC	207,472	(20,488)	186,984
Total futures contracts	$434,166	$(224,068)	$210,098
	-	-	-
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Liabilities	Condition	Condition
Liabilities
Futures Contracts(1)
ADM Investor Services, Inc.	$(203,580)	$203,580	$-
Newedge USA, LLC	(20,488)	20,488	-
Total futures contracts	$(224,068)	$224,068	$-

    ________________________

(1)	See Note 3. for the fair value for each type of contract within the category.

Within the statement of financial condition, the fair value of futures contracts is included in net unrealized gain on open futures contracts and the fair value of options on futures contracts is included in purchased options on futures contracts and written options on futures contracts.

The cash held at each counterparty at December 31, 2014 and December 31, 2013 exceeds the net derivatives liability, if any, at such counterparty. Realized gains and losses, as well as any change in net unrealized gains or losses on open contracts from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Statements of Income (Loss).

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2014 and 2013
_______________

4.	DERIVATIVE INSTRUMENTS (CONTINUED)

The Partnership’s trading results and information related to the volume of the Partnership’s derivative activity by market sector were as follows:

	For the year ended December 31, 2014
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$350,180	$48,975	$399,155	7,600
Currencies	568,945	(12,050)	556,895	6,322
Energy	714,015	121,616	835,631	2,850
Financials	386,674	(8,531)	378,143	14,524
Metals	(24,266)	50,411	26,145	2,238
Stock indices	(154,910)	(5,327)	(160,237)	12,574
Total futures contracts	1,840,638	195,094	2,035,732	46,108
Options on futures contracts
Energy	(43,350)	(54,600)	(97,950)	970
Stock indices	36,625	-	36,625	220
Total options on futures contracts	(6,725)	(54,600)	(61,325)	1,190

				Notional Value
				of Contracts
				Closed
Forward currency contracts	269	-	269	$156,156

Total gain from derivatives trading	$1,834,182	$140,494	$1,974,676

	For the year ended December 31, 2013
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$(344,175)	$(63,488)	$(407,663)	4,536
Currencies	127,425	(129,374)	(1,949)	4,322
Energy	(406,193)	1,598	(404,595)	2,290
Financials	193,562	11,116	204,678	9,600
Metals	212,332	60,550	272,882	2,606
Stock indices	728,881	107,599	836,480	31,290
Total futures contracts	511,832	(11,999)	499,833	54,644

				Notional Value
				of Contracts
				Closed
Forward currency contracts	(100)	-	(100)	$117,377

Total gain (loss) from derivatives trading	$511,732	$(11,999)	$499,733

The number of contracts closed for futures and options on futures contracts represents the number of contract half turns during the years ended December 31, 2014 and 2013. The notional value of contracts closed for forward currency contracts represents the U.S. dollar notional value of forward currency contracts closed during the years ended December 31, 2014 and 2013.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2014 and 2013
_______________
4.	DERIVATIVE INSTRUMENTS (CONTINUED)

A.         Market Risk

The Partnership engages in the speculative trading of futures contracts, options on futures contracts, and forward currency contracts (“derivatives”).  Derivative financial instruments involve varying degrees of off-balance sheet market risk whereby changes in the level of volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments or commodities may result in cash settlements in excess of the amounts recognized in the Statements of Financial Condition.  The Partnership’s exposure to market risk is directly influenced by a number of factors, including the volatility of the markets in which the financial instruments are traded and the liquidity of those markets.

B.         Fair Value

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Statements of Income (Loss).  Open contracts generally mature within 90 days; as of December 31, 2014 and 2013, the latest maturity dates for open contracts are March 2015 and December 2014, respectively.

C.         Credit Risk

Futures are contracts for delayed delivery of financial interests in which the seller agrees to make delivery at a specified future date of a specified financial instrument at a specified price or yield. Options on futures are contracts giving its owner the right, but not the obligation, to buy (call) or sell (put) a specified number of futures contracts at a fixed strike price either during a specified period or on a specified date. Risk on futures and options on futures contracts arises from changes in the fair value of the underlying instruments. The purchase and sale of futures and options on futures contracts requires certain margin deposits with the brokers. Additional deposits may be necessary for any loss on contract fair value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited with such brokers ("counterparties"). The Partnership’s counterparties are major brokerage firms and banks located in the United States, or their foreign affiliates. Credit risk due to counterparty nonperformance associated with futures contracts and options on futures contracts is reflected in the cash on deposit with brokers and the gross amounts of recognized assets held by such counterparties, if any, reflected above. The Partnership also trades forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance.

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
For the Years Ended December 31, 2014 and 2013
_______________
5.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2014 and 2013.  The information has been derived from information presented in the financial statements.

	Year ended December 31, 2014
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire year)
Net Asset Value, Beginning of the year	$6,720.86	$901.47	$668.99	$871.50
Profit (loss) from operations
Net investment (loss)	(543.13)	(63.79)	(61.12)	(68.75)
Net trading profit	1,483.86	200.18	140.98	84.15
Net profit	940.73	136.39	79.86	15.40
Net Asset Value, End of the year	$7,661.59	$1,037.86	$748.85	$886.90	(4)
Total Return (1)	14.00%	15.13%	11.94%	1.77	%(6)
Total Return (excluding incentive fees) (2)	14.31%	15.40%	12.19%	2.05	%(6)
Supplemental Data
Ratios to average net asset value
Expenses prior to incentive fees	7.92%	7.11%	9.13%	9.53	%(5)
Incentive fees	0.31%	0.27%	0.25%	0.28	%(6)
Total expenses	8.23%	7.38%	9.38%	9.81%
Net investment (loss) (3)	(7.91)%	(7.10)%	(9.12)%	(9.52	)%(5)

	Year ended December 31, 2013
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire year)
Net Asset Value, Beginning of the year	$7,163.68	$951.25	$727.56	$938.33
Profit (loss) from operations
Net investment (loss)	(699.96)	(84.51)	(86.00)	(100.38)
Net trading profit	257.14	34.73	27.43	33.55
Net (loss)	(442.82)	(49.78)	(58.57)	(66.83)
Net Asset Value, End of the year	$6,720.86	$901.47	$668.99	$871.50
Total Return (1)	(6.18)%	(5.23)%	(8.05)%	(7.12)%
Total Return (excluding incentive fees) (2)	(3.57)%	(2.48)%	(5.25)%	(4.57)%
Supplemental Data
Ratios to average net asset value
Expenses prior to incentive fees	7.62%	6.73%	9.61%	8.51%
Incentive fees	2.61%	2.75%	2.80%	2.55%
Total expenses	10.23%	9.48%	12.41%	11.06%
Net investment (loss) (3)	(7.57)%	(6.68)%	(9.56)%	(8.46)%

Total returns are calculated based on the change in value of a unit during the periods presented.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

      _________________________

(1)
Total return is derived as ending net asset value less beginning net asset value divided by beginning net asset value, and excludes the effect of sales commissions and initial administrative charges on subscriptions.

(2)	Total return (excluding incentive fees) is derived by adjusting total return by the ratio of incentive fees to average net asset value.
(3)	Net investment (loss) ratios exclude the effects of incentive fees.
(4)	Prior to liquidating transfer of units to Class B Series 2 effective November 1, 2014.
(5)	Annualized.
(6)	Not annualized.