Form 10-K/A
period 2014-12-31
BRIDGETON TACTICAL ADVISORS FUND, LP
filed 2015-03-30
CIK 794775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (Amendment No. 1) amends the Annual Report on Form 10-K of Bridgeton Tactical Advisors Fund, LP (the “Partnership”) for the fiscal year ended December 31, 2014, as originally filed with the Securities and Exchange Commission (SEC) on March 30, 2015 (the “Original Filing”). This Form 10-K/A amends the Original Filing solely for the purpose of revising the date of the Report of the Independent Registered Public Accounting Firm contained within the Original Filing.

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
March 27, 2015

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