Form 10-Q
period 2015-03-31
BRIDGETON TACTICAL ADVISORS FUND, LP
filed 2015-05-15
CIK 794775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

YES ☐     NO ☒

BRIDGETON TACTICAL ADVISORS FUND, LP

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Statements of Financial Condition

Condensed Schedules of Investments

Statements of Income (Loss)

Statements of Changes in Partners’ Capital (Net Asset Value)

Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF FINANCIAL CONDITION
As of March 31, 2015 (Unaudited) and December 31, 2014
_______________

	March 31,	December 31,
	2015	2014
ASSETS
Equity in broker trading accounts:
Due from brokers (including margin deposits of $774,501 for 2015 and $591,118 for 2014)	$2,091,294	$1,723,176
Purchased options on futures contracts
(premiums paid - $71,275 for 2015 and $167,200 for 2014)	7,156	70,200
Written options on futures contracts
(premiums received - $875 for 2015 and $71,600 for 2014)	(875)	(29,200)
Net unrealized gain on open futures contracts	317,027	405,192
Deposits with brokers	2,414,602	2,169,368
Cash and cash equivalents	8,060,615	8,073,505
Due from General Partner	9,376	9,815
TOTAL ASSETS	$10,484,593	$10,252,688
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES
Prepaid subscriptions	$65,000	$20,000
Redemptions payable	56,652	-
Other accrued expenses	45,118	46,801
Accrued management fees	450	253
TOTAL LIABILITIES	167,220	67,054
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners - Class A (1,251.9444 and 1,259.7566 fully redeemable units
at March 31, 2015 and December 31, 2014, respectively)	9,772,961	9,651,733
Limited partners - Class B (580.2534 fully redeemable units
at March 31, 2015 and December 31, 2014)	542,363	531,895
General partner - Class A (0.2618 fully redeemable units
at March 31, 2015 and December 31, 2014)	2,049	2,006
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	10,317,373	10,185,634
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$10,484,593	$10,252,688

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of March 31, 2015 (Unaudited)
_______________

LONG FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$(14,930)	(0.145)%
Financials	41,728	0.405%
Stock indices	13,636	0.132%
Total long futures contracts	$40,434	0.392%

SHORT FUTURES CONTRACTS
	Unrealized	% of
	Gain,	Partners’
	Net	Capital*
Futures Industry Sector
Commodities	$208,692	2.022%
Currencies	2,368	0.023%
Energy	45,655	0.443%
Metals	19,878	0.193%
Total short futures contracts	$276,593	2.681%
Total futures contracts	$317,027	3.073%

		% of
		Partners’
	Fair Value	Capital*
PURCHASED OPTIONS ON FUTURES CONTRACTS
Currencies	$7,156	0.069%
Total purchased options on futures contracts
(premiums paid - $71,275)	$7,156	0.069%

WRITTEN OPTIONS ON FUTURES CONTRACTS
Currencies	$(875)	(0.008)%
Total written options on futures contracts
(premiums received - $875)	$(875)	(0.008)%

________

*     No single contract’s value exceeds 5% of partners’ capital.

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
As of December 31, 2014
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

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF INCOME (LOSS)
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)
_______________

	Three Months Ended March 31,
	2015	2014
NET INVESTMENT (LOSS)
Income:
Interest income	$987	$311

Expenses:
Brokerage commissions	39,968	100,855
Placement agent trail fees	25,198	-
Management fees	30,877	48,256
Professional fees	28,423	31,646
Accounting, administrative and other expenses	12,631	20,759
Total expenses	137,097	201,516
Net investment (loss)	(136,110)	(201,205)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of futures, options on futures,
and forward currency contracts:
Net realized gains (losses) on closed contracts	428,398	(33,171)
Change in net unrealized (losses) on open contracts	(97,684)	(178,343)
Net trading profits (losses)	330,714	(211,514)
NET INCOME (LOSS)	$194,604	$(412,719)
NET INCOME (LOSS) PER UNIT
(based on weighted average number of units outstanding during the period)
Class A	$146.23	$(273.05)
Class B - Series 1	$22.23	$(30.46)
Class B - Series 2	$12.24	$(30.58)
Class B - Series 3	-	$(37.73)

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2015
(Unaudited)
_______________
	CLASS A					CLASS B LIMITED PARTNERS
	General Partner		Limited Partners		Total	Series 1		Series 2		Total
	Units	Amount	Units	Amount	Class A	Units	Amount	Units	Amount	Class B	Total
PARTNERS' CAPITAL,
Janauary 1, 2015	0.2618	$2,006	1,259.7566	$9,651,733	$9,653,739	336.9123	$349,669	243.3411	$182,226	$531,895	$10,185,634
Subscriptions	-	-	6.5660	50,000	50,000	-	-	-	-	-	50,000
Redemptions	-	-	(14.3782)	(112,865)	(112,865)	-	-	-	-	-	(112,865)
Net income	-	43	-	184,093	184,136	-	7,489	-	2,979	10,468	194,604
PARTNERS' CAPITAL,
March 31, 2015	0.2618	$2,049	1,251.9444	$9,772,961	$9,775,010	336.9123	$357,158	243.3411	$185,205	$542,363	$10,317,373

	Net Asset Value Per Unit
	Class A		Class B, Series 1	Class B, Series 2
January 1, 2015	$7,661.59	(1)	$1,037.86	$748.85
March 31, 2015	$7,806.23	(2)	$1,060.09	$761.09
________________

(1)      Based on 1,260.0184 Class A units

(2)      Based on 1,252.2062 Class A units

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2014
(Unaudited)
_______________

	CLASS A					CLASS B LIMITED PARTNERS
	General Partner		Limited Partners		Total	Series 1		Series 2		Series 3		Total
	Units	Amount	Units	Amount	Class A	Units	Amount	Units	Amount	Units	Amount	Class B	Total
PARTNERS' CAPITAL,
Janauary 1, 2014	0.2618	$1,760	1,420.5030	$9,546,996	$9,548,756	895.4897	$807,254	98.1157	$65,638	47.0348	$40,991	$913,883	$10,462,639
Subscriptions	-	-	0.2341	1,568	1,568	-	-	-	-	-	-	-	1,568
Redemptions	-	-	(43.0163)	(283,234)	(283,234)	(197.2911)	(178,361)	-	-	-	-	(178,361)	(461,595)
Net (loss)	-	(72)	-	(384,197)	(384,269)	-	(23,675)	-	(3,001)	-	(1,774)	(28,450)	(412,719)
PARTNERS' CAPITAL,
March 31, 2014	0.2618	$1,688	1,377.7208	$8,881,133	$8,882,821	698.1986	$605,218	98.1157	$62,637	47.0348	$39,217	$707,072	$9,589,893

	Net Asset Value Per Unit
	Class A		Class B, Series 1	Class B, Series 2	Class B, Series 3
January 1, 2014	$6,720.86	(1)	$901.47	$668.99	$871.50
March 31, 2014	$6,446.25	(2)	$866.83	$638.40	$833.79
________________

(1)      Based on 1,420.7648 Class A units

(2)      Based on 1,377.9826 Class A units

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)
_______________

1.	BASIS OF PRESENTATION

The interim financial statements of Bridgeton Tactical Advisors Fund, LP, formerly, RFMC Tactical Advisors Fund, LP and RFMC Willowbridge Fund, L.P. (the “Partnership”), included herein, have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Rule 8-03 of Regulation S-X may be omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.  The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report.  In the opinion of management, the financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners’ capital for the interim periods presented.  The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for a full year or for any other period.

2.	PARTNERSHIP ORGANIZATION

The Partnership, a Delaware limited partnership, was organized on January 24, 1986.  Prior to March 1, 2010, Willowbridge Associates, Inc (“Willowbridge”) served as the Partnership’s sole trading advisor. Effective March 1, 2010, the Partnership added Quantitative Investment Management, LLC (“QIM”) as an additional trading advisor and effective August 1, 2011, the Partnership added DPT Capital Management, LLC (“DPT”) and PJM Capital (“PJM”) as trading advisors. Effective March 1, 2013, the Partnership added 3D Capital Management, LLC (“3D Capital”) as a trading advisor. Effective October 22, 2013, the Partnership added Revolution Capital Management LLC (“Revolution”) as a trading advisor. Effective October 1, 2014, the Partnership added Bridgeton Fund Management, LLC (“Bridgeton”) as a Trading Advisor (Willowbridge, QIM, DPT, PJM, 3D Capital, Revolution, and Bridgeton, collectively the “Trading Advisors”). The Partnership terminated the relationship with DPT, PJM, 3D Capital, and QIM effective January 31, 2013, July 1, 2013, December 31, 2013, and April 30, 2014, respectively, and Revolution and Willowbridge were both terminated effective October 31, 2014. Effective November 1, 2014, Bridgeton is acting as both the General Partner and the sole Trading Advisor. The Partnership is an Investment Company that follows the accounting and reporting guidance of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification" or "ASC") Topic 946 - Financial Services - Investment Companies. The Partnership's business is to trade, buy, sell or otherwise acquire, hold or dispose of futures contracts, options on physical commodities and on futures contracts, forward contracts, and instruments that may be the subject of a futures contract, including equities, indices and sectors ("Commodity Interests"), and any rights pertaining thereto and to engage in all activities incident thereto. The objective of the Partnership is the appreciation of its assets though speculative trading.

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

In accordance with Section 5 of the Agreement, the Partnership offers separate classes of limited partnership interests, whereby interests which were issued prior to January 16, 2003 by the Partnership will be designated as Class A interests. The Partnership also offers Class B limited partnership interests through a private offering pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended. The Partnership will offer the Class B interests up to an aggregate of $100,000,000; provided that the General Partner may increase the amount of interests that will be offered in increments of $10,000,000 after notice to the limited partners. Certain expenses for the Class B interests differ from those of the Class A interests, but in all other respects the Class A interests and the Class B interests are identical. The Class A interests and Class B interests will also be traded pursuant to the same trading programs.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2015 and 2014
 (Unaudited)
_______________

2.	PARTNERSHIP ORGANIZATION (CONTINUED)

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

FASB Codification is the single source of U.S. GAAP.

The Partnership has elected not to provide a statement of cash flows as permitted under ASC Topic 230, Statement of Cash Flows.

B.	Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurement.  At March 31, 2015 and December 31, 2014, the Partnership had investments in money market mutual funds of $7,752,813 and $7,751,841, respectively.  Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

C.	Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers at March 31, 2015 and December 31, 2014 consisted of cash on deposit with the brokers of $2,091,294 and $1,723,176, respectively.  The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote. Interest income is recognized on an accrual basis.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2015 and 2014
 (Unaudited)
_______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As the Partnership has the right of offset, the Partnership presents the aggregate net unrealized gains on open futures contracts with such brokers as “Net unrealized gains on open futures contracts” and the aggregate net unrealized losses on open futures contracts with such brokers as “Net unrealized losses on open futures contracts” in the Statements of Financial Condition, as applicable. The net unrealized gains on open futures contracts with one broker are not offset against net unrealized losses on open futures contracts from another broker in the Statements of Financial Condition where applicable (see Note 5., Derivative Instruments, for disclosures about offsetting derivative assets and liabilities).

Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss) under the caption “Change in net unrealized (losses) on open contracts.”

E.	Brokerage Commissions

Prior to November 1, 2014, the Class A limited partners paid to the General Partner a flat brokerage commission of 4.0% annually of the net asset value of the Class A limited partners’ capital as of the beginning of each month.  Prior to November 1, 2014, Class B limited partners paid to the General Partner a flat brokerage commission equal to the following percentages of each Series’ applicable net asset value:  Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%.  Effective November 1, 2014, each of Class A interests and Class B interests pay to the General Partner a flat-rate monthly brokerage commission of approximately 0.13% (1.56% per year) of the net asset value of the Class A interests and Class B interests as of the beginning of each month.  The General Partner will pay from this amount all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership’s trading, but the Partnership will pay all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks. From these amounts, the General Partner paid (1) actual trading commissions incurred by the Partnership of $26,912 and $55,370 for the three months ended March 31, 2015 and 2014, respectively, and, prior to November 1, 2014, (2) 3.0% to properly registered selling agents as their ongoing compensation for servicing Class B limited partners (and to the extent the amount was less than 3%, the brokerage commissions with respect to such Class B limited partnership interests would be reduced accordingly).  Effective November 1, 2014, the properly registered selling agents are paid through the placement agent trail fee (see Note 3.I.). Approximately 35% to 45% of the actual trading commissions incurred by the Partnership is remitted by the brokers to an Introducing Broker affiliated with Bridgeton.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2015 and 2014
 (Unaudited)
_______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Brokerage Commissions (Continued)

Brokerage commissions charged to each Class or Series of class were as follows:

	For the Three Months Ended
	March 31,
	2015	2014
Class A	$37,879	$94,215
Class B – Series 1	1,374	5,150
Class B – Series 2	715	980
Class B – Series 3	-	510
Total	$39,968	$100,855

As of March 31, 2015 and December 31, 2014, $9,376 and $9,815, respectively, were due from the General Partner for reimbursement of brokerage commissions advanced by the Partnership.

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

Pursuant to the Trading Advisory Agreements with Willowbridge (“Willowbridge Agreement”), QIM (“QIM Agreement”), Revolution (“Revolution Agreement”), and Bridgeton (“Bridgeton Agreement”), the Trading Advisors are entitled to an incentive fee based on the New Profits, the New Net Profits, the New Net Total Return, or the Net New High Profits, as defined in the applicable Trading Advisory Agreements, of the Partnership’s trading assets allocated to the respective Trading Advisor. The Trading Advisors earn such incentive fees on a quarterly basis.

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

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2015 and 2014
 (Unaudited)
_______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.	Incentive Fees (Continued)

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

There were no incentive fees earned for Willowbridge, QIM, Revolution, or Bridgeton for the three months ended March 31, 2015 and 2014.

H.	Management Fees

Through October 31, 2014, the General Partner charged a general partner management fee each beginning of month at 1/12 of 1% of the Partnership’s net assets as of the beginning of the respective month. Effective November 1, 2014, the General Partner charges such management fee each beginning of month at 1/12 of 0.35% of the Partnership’s net assets as of the beginning of the respective month. For the three months ended March 31, 2015 and 2014, the Partnership recorded management fee expense earned by the General Partner of $8,893 and $25,536, respectively.

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

Management fees earned by the Trading Advisors were as follows for the three months ended March 31:

	2015	2014
Bridgeton	$21,984	$-
Revolution	-	8,985
Willowbridge	-	13,735
Total	$21,984	$22,720

As of March 31, 2015 and December 31, 2014, management fees of $450 and $253, respectively, were due to Bridgeton.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2015 and 2014
 (Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

I.	Placement Agent Trail Fees

Effective November 1, 2014, the Partnership pays properly registered selling agents a monthly Placement Agent Trail Fee of 0.083% (1.0% per year) for their ongoing service to the Partnership with regard to any Class A interests sold by said selling agents or a fee of 0.167% (2.0% per year) for their ongoing service to the Partnership with regard to any Class B2 interests sold by said selling agents. There is no Placement Agent Trail Fee paid by Class B1 interests. Prior to November 1, 2014, the General Partner paid such selling agent fees from the flat-rate General Partner brokerage commission charged to the Partnership. Placement agent trail fees separately paid by the Partnership for the three months ended March 31, 2015 totaled $25,198, including $1,607 paid to the General Partner or its affiliates. As of March 31, 2015 and December 31, 2014, $527 and $990, respectively, of placement agent fees were due to the General Partner or its affiliates and are included with other accrued expenses in the Statements of Financial Condition.

J.	Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three months ended March 31, 2015 and 2014.

The Partnership files U.S. federal and state tax returns. The 2012 through 2014 tax years generally remain subject to examination by U.S. federal and most state authorities.

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

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the respective Statement of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains (losses) resulting from the translation to U.S. dollars totaled $5,841 and $(1,344) for the three months ended March 31, 2015 and 2014, respectively, and are reported as a component of “Net realized gains (losses) on closed contracts” in the Statements of Income (Loss).

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2015 and 2014
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.  The Partnership recognizes transfers, if any, between fair value hierarchy levels at the beginning of the reporting period. There were no transfers into or out of the fair value hierarchy levels during the three months ended March 31, 2015 and the year ended December 31, 2014.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels.  Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the Statements of Financial Condition:

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2015 and 2014
 (Unaudited)
_______________

4.	FAIR VALUE (CONTINUED)

	As of March 31, 2015
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Commodities	$219,864	$-	$-	$219,864
Currencies	30,881	-	-	30,881
Energy	48,615	-	-	48,615
Financials	47,684	-	-	47,684
Metals	19,878	-	-	19,878
Stock indices	24,353	-	-	24,353
Total futures contracts	391,275	-	-	391,275
Purchased options on futures contracts
Currencies	7,156	-	-	7,156
Money market mutual funds	7,752,813	-	-	7,752,813
Total assets	$8,151,244	$-	$-	$8,151,244

Liabilities
Futures contracts
Commodities	$(26,102)	$-	$-	$(26,102)
Currencies	(28,513)			(28,513)
Energy	(2,960)	-	-	(2,960)
Financials	(5,956)	-	-	(5,956)
Stock indices	(10,717)	-	-	(10,717)
Total futures contracts	(74,248)	-	-	(74,248)
Written options on futures contracts
Currencies	(875)	-	-	(875)
Total liabilities	$(75,123)	$-	$-	$(75,123)

	As of December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Commodities	$89,095	$-	$-	$89,095
Currencies	60,795	-	-	60,795
Energy	146,851	-	-	146,851
Financials	41,745	-	-	41,745
Metals	46,545	-	-	46,545
Stock indices	47,392	-	-	47,392
Total futures contracts	432,423	-	-	432,423
Purchased options on futures contracts
Energy	70,200	-	-	70,200
Money market mutual funds	7,751,841	-	-	7,751,841
Total assets	$8,254,464	$-	$-	$8,254,464

Liabilities
Futures contracts
Commodities	$(8,313)	$-	$-	$(8,313)
Energy	(6,540)	-	-	(6,540)
Financials	(2,234)	-	-	(2,234)
Stock indices	(10,144)	-	-	(10,144)
Total futures contracts	(27,231)	-	-	(27,231)
Written options on futures contracts
Energy	(29,200)	-	-	(29,200)
Total liabilities	$(56,431)	$-	$-	$(56,431)

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2015 and 2014
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

The Partnership’s derivatives held at March 31, 2015 and December 31, 2014 are subject to agreements similar to master netting agreements with the Partnership’s brokers which grant the Partnership the right to offset recognized assets and liabilities if certain conditions exist. The following tables present gross amounts of assets and liabilities which are offset in the Statements of Financial Condition.

Offsetting of Derivative Assets and Liabilities
As of March 31, 2015
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Assets	Condition	Condition
Assets
Futures Contracts(1)
ADM Investor Services, Inc.	$391,275	$(74,248)	$317,027
Options on futures contracts
ADM Investor Services, Inc.	$7,156	$-	$7,156

		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Liabilities	Condition	Condition
Liabilities
Futures Contracts(1)
ADM Investor Services, Inc.	$(74,248)	$74,248	$-
Options on futures contracts
ADM Investor Services, Inc.	$(875)	$-	$(875)

Offsetting of Derivative Assets and Liabilities
As of December 31, 2014
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Assets	Condition	Condition
Assets
Futures Contracts(1)
ADM Investor Services, Inc.	$432,423	$(27,231)	$405,192
Options on futures contracts
ADM Investor Services, Inc.	$70,200	$-	$70,200

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2015 and 2014
 (Unaudited)
_______________

5.              DERIVATIVE INSTRUMENTS (CONTINED)

		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Liabilities	Condition	Condition
Liabilities
Futures Contracts(1)
ADM Investor Services, Inc.	$(27,231)	$27,231	$-
Options on futures contracts
ADM Investor Services, Inc.	$(29,200)	$-	$(29,200)

___________________________________________

See Note 4. for the fair value for each type of contract within the category.

Within the Statements of Financial Condition, the fair value of futures contracts is included in net unrealized gain on open futures contracts and the fair value of options on futures contracts is included in purchased options on futures contracts and written options on futures contracts.

The cash held at each counterparty at March 31, 2015 and December 31, 2014 exceeds the net derivatives liability, if any, at such counterparty. Realized gains and losses, as well as any change in net unrealized gains or losses on open contracts from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Statements of Income (Loss).

The Partnership's trading results and information related to the volume of the Partnership's derivative activity by market sector were as follows:

	For the three months ended March 31, 2015
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$55,551	$112,980	$168,531	1,810
Currencies	180,365	(58,427)	121,938	298
Energy	(7,160)	(94,656)	(101,816)	634
Financials	92,791	2,217	95,008	460
Metals	(26,905)	(26,667)	(53,572)	220
Stock indices	91,488	(23,612)	67,876	620
Total futures contracts	386,130	(88,165)	297,965	4,042
Options on futures contracts
Currencies	58,625	(64,119)	(5,494)	280
Energy	(70,670)	54,600	(16,070)	706
Financials	54,313	-	54,313	324
Total options on futures contracts	42,268	(9,519)	32,749	1,310

Total gain (loss) from derivatives trading	$428,398	$(97,684)	$330,714

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2015 and 2014
 (Unaudited)
_______________

5.              DERIVATIVE INSTRUMENTS (CONTINED)

	For the three months ended March 31, 2014
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$225,021	$65,245	$290,266	2,042
Currencies	(83,130)	(78,571)	(161,701)	1,710
Energy	84,218	(29,868)	54,350	662
Financials	146,927	(65,651)	81,276	5,104
Metals	(93,986)	(36,061)	(130,047)	684
Stock indices	(312,422)	(33,437)	(345,859)	3,272
Total futures contracts	(33,372)	(178,343)	(211,715)	13,474
				Notional Value
				of Contracts
				Closed
Forward currency contracts	201	-	201	$106,335

Total (loss) from derivatives trading	$(33,171)	$(178,343)	$(211,514)

The number of contracts closed for futures and options on futures contracts represents the number of contract half turns during the three months ended March 31, 2015 and 2014.  The notional value of contracts closed for forward currency contracts represents the U.S. dollar notional value of forward currency contracts closed during the three months ended March 31, 2014.

A.         Market Risk

The Partnership engages in the speculative trading of futures contracts, options on futures contracts, and forward currency contracts. Derivative financial instruments involve varying degrees of off-balance sheet market risk whereby changes in the level of volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments or commodities may result in cash settlements in excess of the amounts recognized in the Statements of Financial Condition.  The Partnership’s exposure to market risk is directly influenced by a number of factors, including the volatility of the markets in which the financial instruments are traded and the liquidity of those markets.

B.         Fair Value

The derivative financial instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Statements of Financial Condition and the related trading profits (losses) reflected in “trading profits (losses)” in the Statements of Income (Loss).  Open contracts generally mature within 90 days; as of March 31, 2015 and December 31, 2014, the latest maturity dates for open contracts are June 2015 and March 2015, respectively.

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

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2015 and 2014
 (Unaudited)
_______________

5.              DERIVATIVE INSTRUMENTS (CONTINED)

C.	Credit Risk (Continued)

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

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2015 and 2014
 (Unaudited)
_______________

6.              FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2015 and 2014.  The information has been derived from information presented in the financial statements.

	Three Months Ended March 31, 2015
		Class B	Class B
	Class A	Series 1	Series 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,661.59	$1,037.86	$748.85
Income (loss) from operations
Net investment (loss)	(102.77)	(11.32)	(11.92)
Net trading profits	247.41	33.55	24.16
Net income	144.64	22.23	12.24
Net Asset Value, end of the period	$7,806.23	$1,060.09	$761.09
Total Return (1)(3)	1.89%	2.14%	1.63%

Supplemental Data
Ratios to average net asset value (2)
Total expenses	5.37%	4.35%	6.35%
Net investment (loss)	(5.33)%	(4.31)%	(6.31)%

	Three Months Ended March 31, 2014
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$6,720.86	$901.47	$668.99	$871.50
(Loss) from operations
Net investment (loss)	(132.62)	(15.50)	(16.50)	(19.34)
Net trading (loss)	(141.99)	(19.14)	(14.09)	(18.37)
Net (loss)	(274.61)	(34.64)	(30.59)	(37.71)
Net Asset Value, end of the period	$6,446.25	$866.83	$638.40	$833.79
Total Return (1)(3)	(4.09)%	(3.84)%	(4.57)%	(4.33)%

Supplemental Data
Ratios to average net asset value (2)
Total expenses	8.06%	7.07%	10.05%	9.03%
Net investment (loss)	(8.05)%	(7.03)%	(10.03)%	(9.02)%

Total returns are calculated based on the change in value of a unit during the periods presented.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

___________________________
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

The Partnership incurs substantial charges from the payment of brokerage commissions to the General Partner, payment of management and incentive fees to the Advisors, payment of management fees to the General Partner, payment of placement agent fees to selling agents, and administrative expenses. The Partnership is required to make trading profits to avoid depleting and exhausting its assets from the payment of such fees and expenses.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

For the quarter ended March 31, 2015 the Partnership had total gains comprised of net trading gains representing $428,398 in realized gains on closed contracts, and $(97,684) in change in net unrealized (losses) on open contracts, and $987 in interest income. For the same quarter in 2014 the Partnership had total losses comprised of net trading losses representing $(33,171) in realized (losses) on closed contracts, and $(178,343) in change in net unrealized (losses) on open contracts, and $311 in interest income.

In January 2015, the Partnership had a gain. The Partnership had gains in copper, Canadian dollar and US debt instruments; the Partnership had losses in Swiss franc, live cattle and emini S&P Index. The Partnership recorded a net gain of $310,153. In February 2015, trading was unprofitable as the Partnership generated losses in its oil product and copper positions; the Partnership had some offsetting gains in coffee, international equities and live cattle. The Partnership recorded a net loss of $(410,417). In March 2015, trading was profitable. The Partnership had losses in corn, mini S&P Index and coffee; the Partnership had some offsetting gains in bean oil, sugar and Euro currency. The Partnership recorded a net gain of $294,868.

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

For the quarter ended March 31, 2015, the Partnership had expenses comprised of $39,968 in brokerage commissions (including clearing and exchange fees), $25,198 in placement agent trail fees, $30,877 in management fees, $28,423 in professional fees and $12,631 in accounting, administrative and other expenses. For the same quarter in 2014, the Partnership had expenses comprised of $100,855 in brokerage commissions (including clearing and exchange fees),  $48,256 in management fees, $31,646 in professional fees and $20,759 in accounting, administrative and other expenses. Brokerage commissions, placement agent fees and management fees varied primarily as a result of changes in fee arrangements. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the activity discussed above, the Partnership recorded a net gain of $194,604 for the quarter compared to a net loss of $(412,719) for the same quarter in 2014.

At March 31, 2015, the net asset value of the Partnership was $10,317,373, compared to its net asset value of $10,185,634 at December 31, 2014.

During the quarter ended March 31, 2015, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Managing Member of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of March 31, 2015 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principals of the General Partner) to allow timely decisions regarding required disclosure. During the first quarter of 2015, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The General Partner is not aware of any pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of March 31, 2015, 1,832.4596 Partnership Units were held by 167 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2015 through March 31, 2015, a total of 6.5660 Partnership Units were subscribed for the aggregate subscription amount of $50,000. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2015	$20,000
February 2015	$-
March 2015	$30,000

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

BRIDGETON TACTICAL ADVISORS FUND, L P

Date: May 15, 2015	By: Bridgeton Fund Management, LLC Its: General Partner

By: /s/ Mark D. Bradbury Mark D. Bradbury, Managing Member, Bridgeton Fund Management, LLC, the general partner of Bridgeton Tactical Advisors Fund, LP