Form 10-Q
period 2015-06-30
BRIDGETON TACTICAL ADVISORS FUND, LP
filed 2015-08-14
CIK 794775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

YES ☐   NO ☒

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF FINANCIAL CONDITION
As of June 30, 2015 (Unaudited) and December 31, 2014
_______________
	June 30,	December 31,
	2015	2014
ASSETS
Equity in broker trading accounts:
Due from brokers (including margin deposits of $554,421 for 2015 and $591,118 for 2014)	$1,191,060	$1,723,176
Purchased options on futures contracts
(premiums paid - $17,400 for 2015 and $167,200 for 2014)	8,100	70,200
Written options on futures contracts
(premiums received - $28,624 for 2015 and $71,600 for 2014)	(28,723)	(29,200)
Net unrealized gain on open futures contracts	67,365	405,192
Deposits with brokers	1,237,802	2,169,368
Cash and cash equivalents	8,051,507	8,073,505
Due from General Partner	-	9,815
Prepaid management fees	340	-
TOTAL ASSETS	$9,289,649	$10,252,688
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES
Prepaid subscriptions	$0	$20,000
Redemptions payable	49,297	-
Other accrued expenses	38,694	46,801
Accrued management fees	-	253
TOTAL LIABILITIES	87,991	67,054
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners - Class A (1,194.4277 and 1,259.7566 fully redeemable units
at June 30, 2015 and December 31, 2014, respectively)	8,195,409	9,651,733
Limited partners - Class B (1,144.7306 and 580.2534 fully redeemable units
at June 30, 2015 and December 31, 2014, respectively)	1,004,452	531,895
General partner - Class A (0.2618 fully redeemable units
at June 30, 2015 and December 31, 2014)	1,797	2,006
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	9,201,658	10,185,634
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$9,289,649	$10,252,688

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of June 30, 2015 (Unaudited)
_______________

LONG FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$110,393	1.200%
Currencies	(6,313)	(0.069)%
Energy	1,606	0.017%
Financials	(1,594)	(0.017)%
Stock indices	(7,854)	(0.085)%
Total long futures contracts	$96,238	1.046%

SHORT FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$(9)	0.000%
Currencies	10,778	0.117%
Energy	(28,579)	(0.311)%
Financials	(29,020)	(0.315)%
Metals	10,590	0.115%
Stock indices	7,367	0.080%
Total short futures contracts	$(28,873)	(0.314)%
Total futures contracts	$67,365	0.732%

		% of
		Partners’
	Fair Value	Capital*
PURCHASED OPTIONS ON FUTURES CONTRACTS
Energy	$8,100	0.088%
Total purchased options on futures contracts (premiums paid - $17,400)	$8,100	0.088%

WRITTEN OPTIONS ON FUTURES CONTRACTS
Commodities	$(19,125)	(0.208)%
Energy	(5,160)	(0.056)%
Financials	(3,750)	(0.041)%
Stock indices	(688)	(0.007)%
Total written options on futures contracts
(premiums received $28,624)	$(28,723)	(0.312)%

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

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF INCOME (LOSS)
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)
_______________

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NET INVESTMENT (LOSS)
Income:
Interest income	$1,199	$113	$2,186	$424

Expenses:
Flat-rate brokerage commissions	25,955	92,926	65,923	193,781
Placement agent trail fees	22,819	-	48,017	-
Management fees	28,571	43,725	59,448	91,981
Professional fees	19,606	39,794	48,029	71,440
Accounting, administrative and other expenses	12,548	20,638	25,179	41,397
Total expenses	109,499	197,083	246,596	398,599
Net investment (loss)	(108,300)	(196,970)	(244,410)	(398,175)
TRADING (LOSSES)
(Losses) on trading of futures, options on futures,
and forward currency contracts:
Net realized (losses) on closed contracts	(938,917)	(82,476)	(510,519)	(115,647)
Change in net unrealized (losses) on open contracts	(194,942)	(11,657)	(292,626)	(190,000)
Brokerage commissions	(16,237)		(16,237)
Net trading (losses)	(1,150,096)	(94,133)	(819,382)	(305,647)
NET (LOSS)	$(1,258,396)	$(291,103)	$(1,063,792)	$(703,822)
NET (LOSS) PER UNIT
(based on weighted average number of units outstanding during the period)
Class A	$(943.64)	$(196.77)	$(768.80)	$(470.66)
Class B - Series 1	$(124.76)	$(24.79)	$(167.23)	$(55.65)
Class B - Series 2	$(93.87)	$(22.60)	$(81.62)	$(53.18)
Class B - Series 3	-	$(27.48)	-	$(65.20)

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2015
(Unaudited)
_______________

	CLASS A					CLASS B LIMITED PARTNERS
	General Partner		Limited Partners		Total	Series 1		Series 2		Total
	Units	Amount	Units	Amount	Class A	Units	Amount	Units	Amount	Class B	Total
PARTNERS' CAPITAL,
January 1, 2015	0.2618	$2,006	1,259.7566	$9,651,733	$9,653,739	336.9123	$349,669	243.3411	$182,226	$531,895	$10,185,634
Subscriptions	-	-	19.7819	145,000	145,000	96.5291	96,981	-	-	96,981	241,981
Redemptions	-	-	(21.5630)	(162,165)	(162,165)	-	-	-	-	-	(162,165)
Transfers	-		(63.5478)	(496,068)	(496,068)	467.9481	496,068	-	-	496,068	-
Net (loss)	-	(209)	-	(943,091)	(943,300)	-	(100,629)	-	(19,863)	(120,492)	(1,063,792)
PARTNERS' CAPITAL,
June 30, 2015	0.2618	$1,797	1,194.4277	$8,195,409	$8,197,206	901.3895	$842,089	243.3411	$162,363	$1,004,452	$9,201,658

	Net Asset Value Per Unit
	Class A		Class B, Series 1	Class B, Series 2
January 1, 2015	$7,661.59	(1)	$1,037.86	$748.85
June 30, 2015	$6,861.37	(2)	$934.21	$667.22

________

(1)      Based on 1,260.0184 Class A units

(2)      Based on 1,194.6895 Class A units

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

________

(1)      Based on 1,420.7648 Class A units

(2)      Based on 1,342.3768 Class A units

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)
_______________
1.              BASIS OF PRESENTATION

The interim financial statements of Bridgeton Tactical Advisors Fund, LP, formerly, RFMC Tactical Advisors Fund, LP and RFMC Willowbridge Fund, L.P. (the “Partnership”), included herein, have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Rule 8-03 of Regulation S-X may be omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.  The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report.  In the opinion of management, the financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners’ capital for the interim periods presented.  The results of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results to be expected for a full year or for any other period.

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

In accordance with Section 5 of the Agreement, the Partnership offers separate classes of limited partnership interests, whereby interests which were issued prior to January 16, 2003 by the Partnership will be designated as Class A interests. The Partnership also offers Class B limited partnership interests through a private offering pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended. The Partnership will offer the Class B interests up to an aggregate of $100,000,000; provided that the General Partner may increase the amount of interests that will be offered in increments of $10,000,000 after notice to the limited partners. Certain expenses for the Class B interests will differ from those of the Class A interests, but in all other respects the Class A interests and the Class B interests are identical. The Class A interests and Class B interests will also be traded pursuant to the same trading programs.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2015 and 2014
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

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurement.  At June 30, 2015 and December 31, 2014, the Partnership had investments in money market mutual funds of $7,754,013 and $7,751,841, respectively.  Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

C.	Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers at June 30, 2015 and December 31, 2014 consisted of cash on deposit with the brokers of $1,191,060 and $1,723,176, respectively.  The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote. Interest income is recognized on an accrual basis.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2015 and 2014
 (Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	Investments in Futures Contracts, Options on Futures Contracts, and Forward Currency Contracts

Investments in futures contracts, options on futures contracts, and forward currency contracts are recorded on the trade date and open contracts are reported in the financial statements at their fair value on the last business day of the reporting period. The fair value of exchange-traded futures and options on futures contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. Accordingly, such contracts are classified as Level 1 fair value estimates under the fair value hierarchy as described within ASC Topic 820, Fair Value Measurement. The fair value of forward currency (non-exchange traded) contracts is determined based on the interpolation of mid spot rates and forward points, as provided by a leading data provider. Such valuation technique for forward currency contracts represents both a market approach and an income approach to fair value measurements, and accordingly, forward currency contracts are categorized as Level 2 fair value estimates under ASC Topic 820. Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis. Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized losses on closed contracts” in the Statements of Income (Loss). Effective June 1, 2015, brokerage commissions reflect actual trading commissions and other execution costs on futures contracts and options on futures contracts, and are charged to expense when incurred.

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

Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss) under the caption “Change in net unrealized losses on open contracts.”

E.	Flat-rate Brokerage Commissions

Prior to November 1, 2014, the Class A limited partners paid to the General Partner a flat brokerage commission of 4.0% annually of the net asset value of the Class A limited partners’ capital as of the beginning of each month. Prior to November 1, 2014, Class B limited partners paid to the General Partner a flat brokerage commission equal to the following percentages of each Series’ applicable net asset value: Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%. From November 1, 2014 to May 31, 2015, each of Class A interests and Class B interests paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.13% (1.56% per year) of the net asset value of the Class A interests and Class B interests as of the beginning of each month. The General Partner paid from this amount all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership’s trading, but the Partnership paid all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks. From these amounts, the General Partner paid (1) actual trading commissions incurred by the Partnership of $26,703 and $53,615 for the three and six months ended June 30, 2015, respectively and $54,999 and $110,369 for the three and six months ended June 30, 2014, respectively, and, prior to November 1, 2014, (2) 3.0% to properly registered selling agents as their ongoing compensation for servicing Class B limited partners (and to the extent the amount was less than 3%, the brokerage commissions with respect to such Class B limited partnership interests would be reduced accordingly). Effective November 1, 2014, the properly registered selling agents are paid through the placement agent trail fee (see Note 3.I.). Effective June 1, 2015, the General Partner no longer assesses flat-rate brokerage commissions or pays actual trading commissions on behalf of the Partnership, and the Partnership recognizes and pays actual trading commissions incurred. Approximately 35% to 45% of the actual trading commissions incurred by the Partnership is remitted by the brokers to an Introducing Broker affiliated with Bridgeton.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2015 and 2014
 (Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Flat-rate Brokerage Commissions (Continued)

Flat-rate brokerage commissions charged to each Class or Series of class were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Class A	$23,241	$87,201	$61,120	$181,416
Class B – Series 1	2,251	4,323	3,625	9,473
Class B – Series 2	463	921	1,178	1,901
Class B – Series 3	-	481	-	991
Total	$25,955	$92,926	$65,923	$193,781

As of December 31, 2014, $9,815 was due from the General Partner for reimbursement of actual brokerage commissions advanced by the Partnership.

F.	Allocation of Income (Loss)

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
For the Three and Six Months Ended June 30, 2015 and 2014
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

Bridgeton is entitled to a quarterly incentive fee equal to 10% of the Net New High Profits (as defined in the Bridgeton agreement). “Net New High Profits” is defined as the excess of the cumulative realized and unrealized gain or loss from commodity trading plus interest, less monthly management fees and previous incentive fees over the highest past value at any previous calendar quarter end. In the event of subsequent losses, the incentive fee would not be charged until there are “Net New High Profits.” Incentive fees once earned are not subject to refund if subsequent periods result in losses. In connection with the termination of relationships with certain Trading Advisors, and as the high-water marks or loss carry-forwards are specific to each Trading Advisor, the prior losses associated with former Trading Advisors are no longer subject to recoupement in order for incentive fees to be assessed by Bridgeton.  The incentive fee to Bridgeton will be waived until such time that the respective Class or Series’ unit net asset value exceeds the high water mark achieved in January 2015.

There were no incentive fees earned for Willowbridge, QIM, Revolution, or Bridgeton for the three and six months ended June 30, 2015 and 2014.

H.	Management Fees

Through October 31, 2014, the General Partner charged a general partner management fee each beginning of month at 1/12 of 1% of the Partnership’s net assets as of the beginning of the respective month. Effective November 1, 2014, the General Partner charges such management fee each beginning of month at 1/12 of 0.35% of the Partnership’s net assets as of the beginning of the respective month. For the three and six months ended June 30, 2015, the Partnership recorded management fee expense earned by the General Partner of $8,539 and $17,432, respectively, and of $23,492 and $49,028 for the three and six months ended June 30, 2014, respectively.

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

Management fees earned by the Trading Advisors were as follows for the three and six months ended June 30:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Bridgeton	$20,032	$-	$42,016	$-
Revolution	-	7,396	-	16,381
Willowbridge	-	12,837	-	26,572
Total	$20,032	$20,233	$42,016	$42,953

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2015 and 2014
 (Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.	Management Fees (continued)

As of December 31, 2014, management fees of $253 was due to Bridgeton.

I.	Placement Agent Trail Fees

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

Placement agent trail fees separately paid by the Partnership for the three and six months ended June 30, 2015 totaled $22,819 and $48,017, respectively, including $1,530 and $3,137, respectively, paid to the General Partner or its affiliates.  As of June 30, 2015 and December 31, 2014, $489 and $990, respectively, of placement agent fees were due to the General Partner or its affiliates and are included with other accrued expenses in the Statements of Financial Condition.

J.	Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three and six months ended June 30, 2015 and 2014.

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

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the respective Statement of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains (losses) resulting from the translation to U.S. dollars totaled $(2,624) and $3,217 for the three and six months ended June 30, 2015, respectively, and totaled $(1,719) and $(3,063) for the three and six months ended June 30, 2014, respectively, and are reported as a component of “Net realized (losses) on closed contracts” in the Statements of Income (Loss).

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2015 and 2014
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.  The Partnership recognizes transfers, if any, between fair value hierarchy levels at the beginning of the reporting period. There were no transfers into or out of the fair value hierarchy levels during the three and six months ended June 30, 2015 and the year ended December 31, 2014.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2015 and 2014
 (Unaudited)
_______________

4.	FAIR VALUE (CONTINUED)

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels.  Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the Statements of Financial Condition:

	As of June 30, 2015
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Commodities	$126,503	$-	$-	$126,503
Currencies	33,860	-	-	33,860
Energy	4,054	-	-	4,054
Financials	4,636	-	-	4,636
Metals	11,510	-	-	11,510
Stock indices	7,994	-	-	7,994
Total futures contracts	188,557	-	-	188,557
Purchased options on futures contracts
Energy	8,100	-	-	8,100
Money market mutual funds	7,754,013	-	-	7,754,013
Total assets	$7,950,670	$-	$-	$7,950,670

Liabilities
Futures contracts
Commodities	$(16,119)	$-	$-	$(16,119)
Currencies	(29,395)			(29,395)
Energy	(31,027)	-	-	(31,027)
Financials	(35,250)	-	-	(35,250)
Metals	(920)	-	-	(920)
Stock indices	(8,481)	-	-	(8,481)
Total futures contracts	(121,192)	-	-	(121,192)
Written options on futures contracts
Commodities	(19,125)	-	-	(19,125)
Energy	(5,160)	-	-	(5,160)
Financials	(3,750)	-	-	(3,750)
Stock indices	(688)	-	-	(688)
Total written options on futures contracts	(28,723)	-	-	(28,723)
Total liabilities	$(149,915)	$-	$-	$(149,915)

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2015 and 2014
 (Unaudited)
_______________

4.	FAIR VALUE (CONTINUED)

	As of December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Commodities	$89,095	$-	$-	$89,095
Currencies	60,795	-	-	60,795
Energy	146,851	-	-	146,851
Financials	41,745	-	-	41,745
Metals	46,545	-	-	46,545
Stock indices	47,392	-	-	47,392
Total futures contracts	432,423	-	-	432,423
Purchased options on futures contracts
Energy	70,200	-	-	70,200
Money market mutual funds	7,751,841	-	-	7,751,841
Total assets	$8,254,464	$-	$-	$8,254,464

Liabilities
Futures contracts
Commodities	$(8,313)	$-	$-	$(8,313)
Energy	(6,540)	-	-	(6,540)
Financials	(2,234)	-	-	(2,234)
Stock indices	(10,144)	-	-	(10,144)
Total futures contracts	(27,231)	-	-	(27,231)
Written options on futures contracts
Energy	(29,200)	-	-	(29,200)
Total liabilities	$(56,431)	$-	$-	$(56,431)

5.	DERIVATIVE INSTRUMENTS

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

The Partnership’s derivatives held at June 30, 2015 and December 31, 2014 are subject to agreements similar to master netting agreements with the Partnership’s brokers which grant the Partnership the right to offset recognized assets and liabilities if certain conditions exist. The following tables present gross amounts of assets and liabilities which are offset in the Statements of Financial Condition.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2015 and 2014
 (Unaudited)
_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting of Derivative Assets and Liabilities
As of June 30, 2015
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Assets	Condition	Condition
Assets
Futures Contracts(1)
ADM Investor Services, Inc.	$188,557	$(121,192)	$67,365
Options on futures contracts(1)
ADM Investor Services, Inc.	$8,100	$-	$8,100

		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Liabilities	Condition	Condition
Liabilities
Futures Contracts(1)
ADM Investor Services, Inc.	$(121,192)	$121,192	$-
Options on futures contracts(1)
ADM Investor Services, Inc.	$(28,723)	$-	$(28,723)

Offsetting of Derivative Assets and Liabilities
As of December 31, 2014
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Assets	Condition	Condition
Assets
Futures Contracts(1)
ADM Investor Services, Inc.	$432,423	$(27,231)	$405,192
Options on futures contracts(1)
ADM Investor Services, Inc.	$70,200	$-	$70,200

		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Liabilities	Condition	Condition
Liabilities
Futures Contracts(1)
ADM Investor Services, Inc.	$(27,231)	$27,231	$-
Options on futures contracts(1)
ADM Investor Services, Inc.	$(29,200)	$-	$(29,200)

________

(1) See Note 4. for the fair value for each type of contract within the category.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2015 and 2014
 (Unaudited)
_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

Within the Statements of Financial Condition, the fair value of futures contracts is included in net unrealized gain on open futures contracts and the fair value of options on futures contracts is included in purchased options on futures contracts and written options on futures contracts.

The cash held at each counterparty at June 30, 2015 and December 31, 2014 exceeds the net derivatives liability, if any, at such counterparty. Realized gains and losses, as well as any change in net unrealized gains or losses on open contracts from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Statements of Income (Loss).

The Partnership’s trading results and information related to the volume of the Partnership’s derivative activity by market sector were as follows:

	For the three months ended June 30, 2015
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$(2,182)	$(83,378)	$(85,560)	2,378
Currencies	(144,778)	2,097	(142,681)	980
Energy	(635,340)	(72,628)	(707,968)	1,174
Financials	(132,614)	(72,342)	(204,956)	806
Metals	(15,203)	(9,288)	(24,491)	262
Stock indices	(105,294)	(14,123)	(119,417)	734
Total futures contracts	(1,035,411)	(249,662)	(1,285,073)	6,334
Options on futures contracts
Commodities	(10,421)	(5,950)	(16,371)	820
Currencies	(58,673)	64,119	5,446	586
Energy	116,060	(7,980)	108,080	556
Financials	37,375	156	37,531	392
Stock indices	12,153	4,375	16,528	284
Total options on futures contracts	96,494	54,720	151,214	2,638

Total (loss) from derivatives trading	$(938,917)	$(194,942)	$(1,133,859)

	For the six months ended June 30, 2015
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$53,369	$29,602	$82,971	4,188
Currencies	35,587	(56,330)	(20,743)	1,278
Energy	(642,500)	(167,284)	(809,784)	1,808
Financials	(39,823)	(70,125)	(109,948)	1,266
Metals	(42,108)	(35,955)	(78,063)	482
Stock indices	(13,806)	(37,735)	(51,541)	1,354
Total futures contracts	(649,281)	(337,827)	(987,108)	10,376
Options on futures contracts
Commodities	(10,421)	(5,950)	(16,371)	820
Currencies	(48)	-	(48)	866
Energy	45,390	46,620	92,010	1,262
Financials	91,688	156	91,844	716
Stock indices	12,153	4,375	16,528	284
Total options on futures contracts	138,762	45,201	183,963	3,948

Total (loss) from derivatives trading	$(510,519)	$(292,626)	$(803,145)

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2015 and 2014
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

The number of contracts closed for futures and options on futures contracts represents the number of contract half turns during the three months and six months ended June 30, 2015 and 2014.  The notional value of contracts closed for forward currency contracts represents the U.S. dollar notional value of forward currency contracts closed during the three and six months ended June 30, 2014.

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

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2015 and 2014
 (Unaudited)
_______________
5.	DERIVATIVE INSTRUMENTS (CONTINUED)

B.         Fair Value

The derivative financial instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Statements of Financial Condition and the related trading profits (losses) reflected in “trading (losses)” in the Statements of Income (Loss).  Open contracts generally mature within 90 days; as of June 30, 2015 and December 31, 2014, the latest maturity dates for open contracts are December 2015 and March 2015, respectively.

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

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2015 and 2014
 (Unaudited)
_______________

6.              FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data For the three and six months ended June 30, 2015 and 2014.  The information has been derived from information presented in the financial statements.

	Three Months Ended June 30, 2015
		Class B	Class B
	Class A	Series 1	Series 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,806.23	$1,060.09	$761.09
(Loss) from operations
Net investment (loss)	(82.33)	(8.71)	(9.81)
Net trading (loss)	(862.53)	(117.17)	(84.06)
Net (loss)	(944.86)	(125.88)	(93.87)
Net Asset Value, end of the period	$6,861.37	$934.21	$667.22
Total Return (1)(3)	(12.10)%	(11.87)%	(12.33)%

Supplemental Data
Ratios to average net asset value (2)
Total expenses	5.06%	4.06%	6.06%
Net investment (loss)	(5.01)%	(4.01)%	(6.01)%

	Six Months Ended June 30, 2015
		Class B	Class B
	Class A	Series 1	Series 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,661.59	$1,037.86	$748.85
(Loss) from operations
Net investment (loss)	(185.62)	(18.89)	(21.72)
Net trading (loss)	(614.60)	(84.76)	(59.91)
Net (loss)	(800.22)	(103.65)	(81.63)
Net Asset Value, end of the period	$6,861.37	$934.21	$667.22
Total Return (1)(3)	(10.44)%	(9.99)%	(10.90)%

Supplemental Data
Ratios to average net asset value (2)
Total expenses	5.23%	4.02%	6.22%
Net investment (loss)	(5.19)%	(3.97)%	(6.18)%

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2015 and 2014
 (Unaudited)
_______________

6.              FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months Ended June 30, 2014
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$6,446.25	$866.83	$638.40	$833.79
(Loss) from operations
Net investment (loss)	(133.52)	(15.81)	(16.33)	(19.30)
Net trading (loss)	(63.13)	(8.51)	(6.27)	(8.19)
Net (loss)	(196.65)	(24.32)	(22.60)	(27.49)
Net Asset Value, end of the period	$6,249.60	$842.51	$615.80	$806.30
Total Return (1)(3)	(3.05)%	(2.81)%	(3.54)%	(3.30)%

Supplemental Data
Ratios to average net asset value (2)
Total expenses	8.52%	8.31%	10.47%	9.47%
Net investment (loss)	(8.52)%	(8.31)%	(10.47)%	(9.47)%

	Six Months Ended June 30, 2014
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$6,720.86	$901.47	$668.99	$871.50
(Loss) from operations
Net investment (loss)	(266.12)	(31.28)	(32.83)	(38.64)
Net trading (loss)	(205.14)	(27.68)	(20.36)	(26.56)
Net (loss)	(471.26)	(58.96)	(53.19)	(65.20)
Net Asset Value, end of the period	$6,249.60	$842.51	$615.80	$806.30
Total Return (1)(3)	(7.01)%	(6.54)%	(7.95)%	(7.48)%

Supplemental Data
Ratios to average net asset value (2)
Total expenses	8.27%	7.64%	10.25%	9.24%
Net investment (loss)	(8.26)%	(7.63)%	(10.24)%	(9.23)%

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

The Partnership incurs substantial charges from the payment of flat-rate brokerage commissions to the General Partner or actual trading commissions, payment of management and incentive fees to the Advisors, payment of management fees to the General Partner, payment of placement agent fees to selling agents, and administrative expenses. The Partnership is required to make trading profits to avoid depleting and exhausting its assets from the payment of such fees and expenses.

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

Prior to November 1, 2014, the Class A limited partners paid to the General Partner a flat brokerage commission of 4.0% annually of the net asset value of the Class A limited partners’ capital as of the beginning of each month. Prior to November 1, 2014, Class B limited partners paid to the General Partner a flat brokerage commission equal to the following percentages of each Series’ applicable net asset value: Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%. From November 1, 2014 to May 31, 2015, each of Class A interests and Class B interests paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.13% (1.56% per year) of the net asset value of the Class A interests and Class B interests as of the beginning of each month. The General Partner paid from this amount all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership’s trading, but the Partnership paid all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks. Effective June 1, 2015, the General Partner no longer assesses flat-rate brokerage commissions or pays actual trading commissions on behalf of the Partnership, and the Partnership recognizes and pays actual trading commissions incurred.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of “trading losses” in the Statements of Income (Loss). Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

For the quarter ended June 30, 2015 the Partnership had total losses comprised of net trading losses representing $(938,917) in realized losses on closed contracts, and $(194,942) in change in net unrealized (losses) on open contracts, $16,237 in actual trading commissions, and $1,199 in interest income. For the same quarter in 2014 the Partnership had total losses comprised of net trading losses representing $(82,476) in realized (losses) on closed contracts, and $(11,657) in change in net unrealized (losses) on open contracts, and $113 in interest income.

In April 2015, the Partnership had a loss. The Partnership had losses in energy products and UK debt instruments; the Partnership had some gains in wheat, crude oil and corn. The Partnership recorded a net loss of $(803,973). In May 2015, trading was not profitable as the Partnership generated losses in Brent crude, British Pound, and cotton; the Partnership had offsetting gains in Japanese Yen, sugar and coffee. The Partnership recorded a net loss of $(214,541). In June 2015, trading was unprofitable. The Partnership had losses in heating oil, bean oil and Nasdaq; the Partnership’s offsetting gains came from its bond, wheat and lean hog positions. The Partnership recorded a net loss of $(239,882).

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

For the quarter ended June 30, 2015, the Partnership had expenses comprised of $25,955 in flat-rate brokerage commissions (including clearing and exchange fees), $22,819 in placement agent trail fees, $28,571 in management fees, $19,606 in professional fees and $12,548 in accounting, administrative and other expenses. For the same quarter in 2014, the Partnership had expenses comprised of $92,926 in flat-rate brokerage commissions (including clearing and exchange fees), $0 in placement agent trail fees, $43,725 in management fees, $39,794 in professional fees and $20,638 in accounting, administrative and other expenses. Flat-rate brokerage commissions, placement agent fees and management fees varied primarily as a result of changes in fee arrangements. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the activity discussed above, the Partnership recorded a net loss of $(1,258,396) for the quarter compared to a net loss of $(291,103) for the same quarter in 2014.

At June 30, 2015, the net asset value of the Partnership was $9,201,658, compared to its net asset value of $10,185,634 at December 31, 2014.

During the quarter ended June 30, 2015, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material.

Comparison of the Six Months Ended June 30, 2015 and 2014

For the six months ended June 30, 2015, the Partnership had total losses comprised of net trading losses representing $(510,519) in realized (losses) on closed contracts, and $(292,626) in change in net unrealized (losses) on open contracts, $16,237 in actual trading commissions, and $2,186 in interest income. For the same period in 2014, the Partnership had total losses comprised of net trading losses representing $(115,647) in realized (losses) on closed contracts, and $(190,000) in change in net unrealized (losses) on open contracts, and $424 in interest income.

In January 2015, the Partnership had a gain. The Partnership had gains in copper, Canadian dollar and US debt instruments; the Partnership had losses in Swiss franc, live cattle and emini S&P Index. The Partnership recorded a net gain of $310,153. In February 2015, trading was unprofitable as the Partnership generated losses in its oil product and copper positions; the Partnership had some offsetting gains in coffee, international equities and live cattle. The Partnership recorded a net loss of $(410,417). In March 2015, trading was profitable. The Partnership had losses in corn, mini S&P Index and coffee; the Partnership had some offsetting gains in bean oil, sugar and Euro currency. The Partnership recorded a net gain of $294,868. In April 2015, the Partnership had a loss. The Partnership had losses in energy products and UK debt instruments; the Partnership had some gains in wheat, crude oil and corn. The Partnership recorded a net loss of $(803,973). In May 2015, trading was not profitable as the Partnership generated losses in Brent crude, British Pound, and cotton; the Partnership had offsetting gains in Japanese Yen, sugar and coffee. The Partnership recorded a net loss of $(214,541). In June 2015, trading was unprofitable. The Partnership had losses in heating oil, bean oil and Nasdaq; the Partnership’s offsetting gains came from its bond, wheat and lean hog positions. The Partnership recorded a net loss of $(239,882).

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

For the six months ended June 30, 2015, the Partnership had expenses comprised of $65,923 in flat-rate brokerage commissions (including clearing and exchange fees), $48,017 in placement agent trail fees, $59,448 in management fees, $48,029 in professional fees, and $25,179 in accounting, administrative fees and other expenses. For the same six month period in 2014, the Partnership had expenses comprised of $193,781 in flat-rate brokerage commissions (including clearing and exchange fees), $0 in placement agent trail fees, $91,981 in management fees, $71,440 in professional fees, and $41,397 in accounting, administrative fees and other expenses. Flat-rate brokerage commissions, placement agent fees and management fees varied primarily as a result of changes in fee arrangements. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net loss of $(1,063,792) for the six months ended June 30, 2015, as compared to a net loss of $(703,822) for the same period in 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

The Managing Member of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of June 30, 2015 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principals of the General Partner) to allow timely decisions regarding required disclosure. During the second quarter of 2015, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The General Partner is not aware of any pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of June 30, 2015, 2,339.4201 Partnership Units were held by 169 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2015 through June 30, 2015, a total of 116.3110 Partnership Units were subscribed for the aggregate subscription amount of $241,981. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2015	$20,000
February 2015	$-
March 2015	$30,000
April 2015	$66,981
May 2015	$-
June 2015	$125,000

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

BRIDGETON TACTICAL ADVISORS FUND, L P

Date: August 14, 2015	By: Bridgeton Fund Management, LLC Its: General Partner

By: /s/ Mark D. Bradbury Mark D. Bradbury, Managing Member (principal executive and principal financial officer)