Form 10-Q
period 2015-09-30
BRIDGETON TACTICAL ADVISORS FUND, LP
filed 2015-11-12
CIK 794775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
 SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Statements of Changes in Partners' Capital (Net Asset Value)
Notes to Financial Statements
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF FINANCIAL CONDITION
As of September 30, 2015 (Unaudited) and December 31, 2014
_______________

	September 30,	December 31,
	2015	2014
ASSETS
Equity in broker trading accounts:
Due from brokers (including margin deposits of $583,759 for 2015 and $591,118 for 2014)	$1,243,872	$1,723,176
Purchased options on futures contracts
(premiums paid - $167,200 for 2014)	-	70,200
Written options on futures contracts
(premiums received - $71,600 for 2014)	-	(29,200)
Net unrealized gain on open futures contracts	106,096	405,192
Deposits with brokers	1,349,968	2,169,368
Cash and cash equivalents	7,776,591	8,073,505
Due from General Partner	-	9,815
TOTAL ASSETS	$9,126,559	$10,252,688
LIABILITIES AND PARTNERS' CAPITAL (NET ASSET VALUE)
LIABILITIES
Prepaid subscriptions	$-	$20,000
Other accrued expenses	36,605	46,801
Accrued management fees	138	253
TOTAL LIABILITIES	36,743	67,054
PARTNERS' CAPITAL (NET ASSET VALUE)
Limited partners - Class A (1,182.9959 and 1,259.7566 fully redeemable units
at September 30, 2015 and December 31, 2014, respectively)	8,134,872	9,651,733
Limited partners - Class B (1,061.9331 and 580.2534 fully redeemable units
at September 30, 2015 and December 31, 2014, respectively)	953,143	531,895
General partner - Class A (0.2618 fully redeemable units
at September 30, 2015 and December 31, 2014)	1,801	2,006
TOTAL PARTNERS' CAPITAL (NET ASSET VALUE)	9,089,816	10,185,634
TOTAL LIABILITIES AND PARTNERS' CAPITAL (NET ASSET VALUE)	$9,126,559	$10,252,688

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of September 30, 2015 (Unaudited)
_______________

LONG FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners'
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$327,643	3.604%
Currencies	(1,881)	(0.021)%
Energy	(10,348)	(0.114)%
Financials	438	0.005%
Metals	29,612	0.326%
Total long futures contracts	$345,464	3.800%

SHORT FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners'
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$(242,468)	(2.667)%
Currencies	10,620	0.117%
Energy	19,354	0.213%
Financials	(883)	(0.010)%
Metals	(25,338)	(0.279)%
Stock indices	(653)	(0.007)%
Total short futures contracts	$(239,368)	(2.633)%
Total futures contracts	$106,096	1.167%

* No single contract's value exceeds 5% of partners' capital.

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
As of December 31, 2014

_____________
LONG FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners'
	(Loss), Net	Capital*
Futures Industry Sector
Commodities	$(8,238)	(0.081)%
Financials	39,511	0.388%
Stock indices	37,248	0.366%
Total long futures contracts	$68,521	0.673%

SHORT FUTURES CONTRACTS
		% of
	Unrealized	Partners'
	Gain, Net	Capital*
Futures Industry Sector
Commodities	$89,020	0.874%
Currencies	60,795	0.597%
Energy	140,311	1.377%
Metals	46,545	0.457%
Total short futures contracts	$336,671	3.305%
Total futures contracts	$405,192	3.978%

		% of
		Partners'
	Fair Value	Capital*
PURCHASED OPTIONS ON FUTURES CONTRACTS
Energy	$70,200	0.689%
Total purchased options on futures contracts (premiums paid - $167,200)	$70,200	0.689%

WRITTEN OPTIONS ON FUTURES CONTRACTS
Energy	$(29,200)	(0.287)%
Total written options on futures contracts (premiums received $71,600)	$(29,200)	(0.287)%

* No single contract's value exceeds 5% of partners' capital.

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)
_______________

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
NET INVESTMENT (LOSS)
Income:
Interest income	$1,401	$608	$3,587	$1,032

Expenses:
Flat-rate brokerage commissions	-	86,570	65,923	280,351
Placement agent trail fees	21,077	-	69,094	-
Incentive fees	-	29,294	-	29,294
Management fees	27,462	45,469	86,910	137,450
Professional fees	32,133	43,176	80,162	114,616
Accounting, administrative and other expenses	11,831	21,268	37,010	62,665
Total expenses	92,503	225,777	339,099	624,376
Net investment (loss)	(91,102)	(225,169)	(335,512)	(623,344)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of futures, options on futures,
and forward currency contracts:
Net realized gains (losses) on closed contracts	169,207	729,896	(341,312)	614,249
Change in net unrealized gains (losses) on open contracts	48,130	445,251	(244,496)	255,251
Brokerage commissions	(105,171)	-	(121,408)	-
Net trading profits (losses)	112,166	1,175,147	(707,216)	869,500
NET INCOME (LOSS)	$21,064	$949,978	$(1,042,728)	$246,156
NET INCOME (LOSS) PER UNIT
(based on weighted average number of units outstanding during the period)
Class A	$14.69	$685.05	$(761.89)	$180.63
Class B - Series 1	$4.40	$96.05	$(137.77)	$(4.83)
Class B - Series 2	$(1.90)	$65.25	$(86.58)	$12.07
Class B - Series 3	-	$87.59	-	$22.39

See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2015
(Unaudited)
_______________

	CLASS A					CLASS B LIMITED PARTNERS
	General Partner		Limited Partners		Total	Series 1		Series 2		Total
	Units	Amount	Units	Amount	Class A	Units	Amount	Units	Amount	Class B	Total
PARTNERS' CAPITAL,
January 1, 2015	0.2618	$2,006	1,259.7566	$9,651,733	$9,653,739	336.9123	$349,669	243.3411	$182,226	$531,895	$10,185,634
Subscriptions	-	-	30.7794	220,000	220,000	96.5291	96,981	-	-	96,981	316,981
Redemptions	-	-	(43.9923)	(315,205)	(315,205)	-	-	(82.7975)	(54,866)	(54,866)	(370,071)
Transfers	-		(63.5478)	(496,068)	(496,068)	467.9481	496,068	-	-	496,068	-
Net (loss)	-	(205)	-	(925,588)	(925,793)	-	(96,662)	-	(20,273)	(116,935)	(1,042,728)
PARTNERS' CAPITAL,
September 30, 2015	0.2618	$1,801	1,182.9959	$8,134,872	$8,136,673	901.3895	$846,056	160.5436	$107,087	$953,143	$9,089,816

	Net Asset Value Per Unit
	Class A		Class B, Series 1	Class B, Series 2
January 1, 2015	$7,661.59	(1)	$1,037.86	$748.85
September 30, 2015	$6,876.50	(2)	$938.61	$667.03

_______________________
(1)    Based on 1,260.0184 Class A units
(2)    Based on 1,183.2577 Class A units
See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
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
____________________
(1)    Based on 1,420.7648 Class A units
(2)    Based on 1,292.1906 Class A units
See Notes to Financial Statements.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)
_______________

1.                BASIS OF PRESENTATION

The interim financial statements of Bridgeton Tactical Advisors Fund, LP, formerly, RFMC Tactical Advisors Fund, LP and RFMC Willowbridge Fund, L.P. (the "Partnership"), included herein, have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and Rule 8-03 of Regulation S-X may be omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.  The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report.  In the opinion of management, the financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners' capital for the interim periods presented. The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results to be expected for a full year or for any other period.

2.                PARTNERSHIP ORGANIZATION

The Partnership, a Delaware limited partnership, was organized on January 24, 1986. Prior to March 1, 2010, Willowbridge Associates, Inc ("Willowbridge") served as the Partnership's sole trading advisor. Effective March 1, 2010, the Partnership added Quantitative Investment Management, LLC ("QIM") as an additional trading advisor and effective August 1, 2011, the Partnership added DPT Capital Management, LLC ("DPT") and PJM Capital ("PJM") as trading advisors. Effective March 1, 2013, the Partnership added 3D Capital Management, LLC ("3D Capital") as a trading advisor. Effective October 22, 2013, the Partnership added Revolution Capital Management LLC ("Revolution") as a trading advisor. Effective October 1, 2014, the Partnership added Bridgeton Fund Management, LLC ("Bridgeton") as a Trading Advisor (Willowbridge, QIM, DPT, PJM, 3D Capital, Revolution, and Bridgeton, collectively the "Trading Advisors"). The Partnership terminated the relationship with DPT, PJM, 3D Capital, and QIM effective January 31, 2013, July 1, 2013, December 31, 2013, and April 30, 2014, respectively, and Revolution and Willowbridge were both terminated effective October 31, 2014. Effective November 1, 2014, Bridgeton is acting as both the General Partner and the sole Trading Advisor. The Partnership is an Investment Company that follows the accounting and reporting guidance of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "Codification" or "ASC") Topic 946 - Financial Services - Investment Companies. The Partnership's business is to trade, buy, sell or otherwise acquire, hold or dispose of futures contracts, options on physical commodities and on futures contracts, forward contracts, and instruments that may be the subject of a futures contract, including equities, indices and sectors ("Commodity Interests"), and any rights pertaining thereto and to engage in all activities incident thereto. The objective of the Partnership is the appreciation of its assets though speculative trading.

From the Partnership's start until February 1, 2011, Ruvane Fund Management Corporation, a Delaware corporation ("Ruvane" or the "General Partner" for periods prior to March 1, 2011), was the sole general partner of the Partnership. From that date until March 1, 2011, Bridgeton Fund Management, LLC ("Bridgeton" or the "General Partner" for periods on or after March 1, 2011) was a co-general partner of the Partnership with Ruvane. Effective March 1, 2011, Bridgeton is the sole general partner of the Partnership. Bridgeton has been registered with the Commodity Futures Trading Commission ("CFTC") pursuant to the Commodity Exchange Act ("CEA") as a Commodity Pool Operator ("CPO") since January 11, 2011 and has been a member of the National Futures Association ("NFA") since January 11, 2011. The General Partner is required by the Limited Partnership Agreement, as amended and restated (the "Agreement"), to contribute $1,000 to the Partnership.

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
For the Three and Nine Months Ended September 30, 2015 and 2014
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

A.        Method of Reporting
The Partnership's financial statements are prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income (loss) and expenses during the reporting period. Actual results could differ from these estimates.
FASB Codification is the single source of U.S. GAAP.
The Partnership has elected not to provide a statement of cash flows as permitted under ASC Topic 230, Statement of Cash Flows.

B.	Cash and Cash Equivalents
The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurement.  At September 30, 2015 and December 31, 2014, the Partnership had investments in money market mutual funds of $7,755,414 and $7,751,841, respectively.  Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

C.	Due from Brokers
Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers at September 30, 2015 and December 31, 2014 consisted of cash on deposit with the brokers of $1,243,872 and $1,723,176, respectively.  The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership's behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote. Interest income is recognized on an accrual basis.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2015 and 2014
 (Unaudited)
_______________

3.                SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	Investments in Futures Contracts, Options on Futures Contracts, and Forward Currency Contracts
Investments in futures contracts, options on futures contracts, and forward currency contracts are recorded on the trade date and open contracts are reported in the financial statements at their fair value on the last business day of the reporting period. The fair value of exchange-traded futures and options on futures contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. Accordingly, such contracts are classified as Level 1 fair value estimates under the fair value hierarchy as described within ASC Topic 820, Fair Value Measurement. The fair value of forward currency (non-exchange traded) contracts is determined based on the interpolation of mid spot rates and forward points, as provided by a leading data provider. Such valuation technique for forward currency contracts represents both a market approach and an income approach to fair value measurements, and accordingly, forward currency contracts are categorized as Level 2 fair value estimates under ASC Topic 820. Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis. Realized gains are netted with realized losses for financial reporting purposes and shown under the caption "Net realized gains (losses) on closed contracts" in the Statements of Income (Loss). Effective June 1, 2015, brokerage commissions reflect actual trading commissions and other execution costs on futures contracts and options on futures contracts, and are charged to expense when incurred.
As the Partnership has the right of offset, the Partnership presents the aggregate net unrealized gains on open futures contracts with such brokers as "Net unrealized gains on open futures contracts" and the aggregate net unrealized losses on open futures contracts with such brokers as "Net unrealized losses on open futures contracts" in the Statements of Financial Condition, as applicable. The net unrealized gains on open futures contracts with one broker are not offset against net unrealized losses on open futures contracts from another broker in the Statements of Financial Condition where applicable (see Note 5., Derivative Instruments, for disclosures about offsetting derivative assets and liabilities).
Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss) under the caption "Change in net unrealized gains (losses) on open contracts."

E.	Flat-rate Brokerage Commissions
Prior to November 1, 2014, the Class A limited partners paid to the General Partner a flat brokerage commission of 4.0% annually of the net asset value of the Class A limited partners' capital as of the beginning of each month. Prior to November 1, 2014, Class B limited partners paid to the General Partner a flat brokerage commission equal to the following percentages of each Series' applicable net asset value: Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%. From November 1, 2014 to May 31, 2015, each of Class A interests and Class B interests paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.13% (1.56% per year) of the net asset value of the Class A interests and Class B interests as of the beginning of each month. The General Partner paid from this amount all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership's trading, but the Partnership paid all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks. From these amounts, the General Partner paid (1) actual trading commissions incurred by the Partnership of $0 and $53,615 for the three and nine months ended September 30, 2015, respectively and $57,083 and $167,452 for the three and nine months ended September 30, 2014, respectively, and, prior to November 1, 2014, (2) 3.0% to properly registered selling agents as their ongoing compensation for servicing Class B limited partners (and to the extent the amount was less than 3%, the brokerage commissions with respect to such Class B limited partnership interests would be reduced accordingly). Effective November 1, 2014, the properly registered selling agents are paid through the placement agent trail fee (see Note 3.I.). Effective June 1, 2015, the General Partner no longer assesses flat-rate brokerage commissions or pays actual trading commissions on behalf of the Partnership, and the Partnership recognizes and pays actual trading commissions incurred. Approximately 45% to 55% of the actual trading commissions incurred by the Partnership is remitted by the brokers to an Introducing Broker affiliated with Bridgeton.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2015 and 2014
 (Unaudited)
_______________

3.                SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Flat-rate Brokerage Commissions (Continued)
Flat-rate brokerage commissions charged to each Class or Series of class were as follows:
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Class A	$-	$82,705	$61,120	$264,121
Class B – Series 1	-	2,480	3,625	11,953
Class B – Series 2	-	909	1,178	2,810
Class B – Series 3	-	476	-	1,467
Total	$-	$86,570	$65,923	$280,351

As of December 31, 2014, $9,815 was due from the General Partner for reimbursement of actual brokerage commissions advanced by the Partnership.

F.	Allocation of Income (Loss)
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
Pursuant to the Trading Advisory Agreements with Willowbridge ("Willowbridge Agreement"), QIM ("QIM Agreement"), Revolution ("Revolution Agreement"), and Bridgeton ("Bridgeton Agreement"), the Trading Advisors are entitled to an incentive fee based on the New Profits, the New Net Profits, the New Net Total Return, or the Net New High Profits, as defined in the applicable Trading Advisory Agreements, of the Partnership's trading assets allocated to the respective Trading Advisor. The Trading Advisors earn such incentive fees on a quarterly basis.
Willowbridge was entitled to a quarterly incentive fee of 25% of any New Profits, as defined in the Willowbridge Agreement. The term "New Profits" for the purpose of calculating Willowbridge's incentive fee only, is defined as the excess (if any) of (A) the net asset value of the Partnership's trading assets allocated to Willowbridge as of the last day of any calendar quarter (before deduction of incentive fees paid or accrued for such quarter), over (B) the net asset value of the Partnership's trading assets allocated to Willowbridge as of the last day of the most recent quarter for which an incentive fee was paid or payable (after deduction of such incentive fee). In computing New Profits, the difference between (A) and (B) above was (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive fee calculation is made, and (iii) increased by the amount of any losses attributable to redemptions.
QIM was entitled to a quarterly incentive fee of 30% of any New Net Profits (as defined in the QIM Agreement) in the Partnership's account as of each calendar quarter end. "New Net Profits", for the purpose of calculating QIM's incentive fee, is defined as the excess of cumulative gain/loss from commodity trading (excluding interest) less trading and management fees over its highest past value at any prior calendar quarterly period with respect to trading assets allocated to QIM. The "gain/loss from commodity trading" is the net gain or loss from closed and completed commodity transactions (after brokerage commissions) plus the increases/decreases in the value of open positions at the end of each calendar quarter (accounting for commissions that would be incurred by closing such open positions). In the event of any subsequent losses, the quarterly incentive fees were not charged until there were Net New Profits to offset such losses.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2015 and 2014
 (Unaudited)
_______________

3.                SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.	Incentive Fees (Continued)
Revolution was entitled to a quarterly incentive fee of 20% of any New Net Total Return (as defined in the Revolution Agreement) in the Partnership's account as of each calendar quarter end. "New Net Total Return", for the purpose of calculating Revolution's incentive fee, is computed using the formula: (1) the net of realized profits and loss during the period, plus (2) the change in unrealized profit and loss on open positions during the period, plus (3) accrued interest income, minus (4) all brokerage commissions, transaction fees, management fees and other charges incurred during the period and minus (5) cumulative net loss, if any, carried over from previous periods. Cumulative net loss shall be computed by totaling all net profit in each period (quarter or month) in which there was such a profit and subtracting from it all net loss in each period (quarter or month) in which there was such a loss, provided that the full cumulative net loss would not be carried over where a withdrawal had occurred. Instead, a portion of the loss (calculated by dividing the withdrawn amount by the total under management and multiplying the result by the cumulative net loss) attributable to the withdrawn amount would first be subtracted from the cumulative net loss.
Bridgeton is entitled to a quarterly incentive fee equal to 10% of the Net New High Profits (as defined in the Bridgeton Agreement). "Net New High Profits" is defined as the excess of the cumulative realized and unrealized gain or loss from commodity trading plus interest, less monthly management fees and previous incentive fees over the highest past value at any previous calendar quarter end. In the event of subsequent losses, the incentive fee would not be charged until there are "Net New High Profits." Incentive fees once earned are not subject to refund if subsequent periods result in losses. In connection with the termination of relationships with certain Trading Advisors, and as the high-water marks or loss carry-forwards are specific to each Trading Advisor, the prior losses associated with former Trading Advisors are no longer subject to recoupement in order for incentive fees to be assessed by Bridgeton.  The incentive fee to Bridgeton will be waived until such time that the respective Class or Series' unit net asset value exceeds the high water mark achieved in January 2015.
There were no incentive fees earned for QIM or Bridgeton for the three and nine months ended September 30, 2015 and 2014. There were no incentive fees earned for Willowbridge or Revolution for the three and nine months ended September 30, 2015. Incentive fees earned by Willowbridge were $7,058 for the three and nine months ended September 30, 2014. Incentive fees earned by Revolution were $22,236 for the three and nine months ended September 30, 2014.

H.	Management Fees
Through October 31, 2014, the General Partner charged a general partner management fee each beginning of month at 1/12 of 1% of the Partnership's net assets as of the beginning of the respective month. Effective November 1, 2014, the General Partner charges such management fee each beginning of month at 1/12 of 0.35% of the Partnership's net assets as of the beginning of the respective month. For the three and nine months ended September 30, 2015, the Partnership recorded management fee expense earned by the General Partner of $7,986 and $25,418, respectively, and of $21,748 and $70,776 for the three and nine months ended September 30, 2014, respectively.
The Partnership paid to Willowbridge a quarterly trading advisor management fee of 0.25% (1% per year) of the Partnership's trading assets allocated to Willowbridge. The Partnership paid Revolution a monthly trading advisor management fee of 0.083% (1% per year) of the Partnership's trading assets allocated to Revolution. The Partnership pays Bridgeton a monthly trading advisor management fee of 0.07083% (0.85% per year) of the Partnership's trading assets allocated to Bridgeton. QIM was not paid a trading advisor management fee. The aggregate trading assets allocated to the Trading Advisors may exceed the net asset value of the Partnership, and accordingly management fees may exceed that which would be assessed based on net asset value.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2015 and 2014
 (Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.	Management Fees (continued)
Management fees earned by the Trading Advisors were as follows for the three and nine months ended September 30:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Bridgeton	$19,476	$-	$61,492	$-
Revolution	-	7,431	-	23,812
Willowbridge	-	16,290	-	42,862
Total	$19,476	$23,721	$61,492	$66,674

As of September 30, 2015 and December 31, 2014, management fees of $138 and $253, respectively, were due to Bridgeton.

I.	Placement Agent Trail Fees
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
Placement agent trail fees separately paid by the Partnership for the three and nine months ended September 30, 2015 totaled $21,077 and $69,094, respectively, including $1,441 and $4,578, respectively, paid to the General Partner or its affiliates.  As of September 30, 2015 and December 31, 2014, $483 and $990, respectively, of placement agent fees were due to the General Partner or its affiliates and are included with other accrued expenses in the Statements of Financial Condition.

J.	Income Taxes
No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership's profits.
The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's financial statements to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the "more-likely-than-not" threshold would be recorded as an expense in the current year.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three and nine months ended September 30, 2015 and 2014.
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

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2015 and 2014
 (Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

M.        Foreign Currency Transactions
The Partnership's functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the respective Statement of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains resulting from the translation to U.S. dollars totaled $1,845 and $5,062 for the three and nine months ended September 30, 2015, respectively, and totaled $5,315 and $2,252 for the three and nine months ended September 30, 2014, respectively, and are reported as a component of "Net realized gains (losses) on closed contracts" in the Statements of Income (Loss).

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
For the Three and Nine Months Ended September 30, 2015 and 2014
 (Unaudited)
_______________

4.	FAIR VALUE (CONTINUED)

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The General Partner's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.  The Partnership recognizes transfers, if any, between fair value hierarchy levels at the beginning of the reporting period. There were no transfers into or out of the fair value hierarchy levels during the three and nine months ended September 30, 2015 and the year ended December 31, 2014.
The following table summarizes the valuation of the Partnership's investments by the above fair value hierarchy levels.  Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the Statements of Financial Condition:

	As of September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Commodities	$689,109	$-	$-	$689,109
Currencies	10,620	-	-	10,620
Energy	108,490	-	-	108,490
Financials	438	-	-	438
Metals	57,437	-	-	57,437
Stock indices	2,146	-	-	2,146
Total futures contracts	868,240	-	-	868,240
Money market mutual funds	7,755,414	-	-	7,755,414
Total assets	$8,623,654	$-	$-	$8,623,654

Liabilities
Futures contracts
Commodities	$(603,934)	$-	$-	$(603,934)
Currencies	(1,881)			(1,881)
Energy	(99,484)	-	-	(99,484)
Financials	(883)	-	-	(883)
Metals	(53,163)	-	-	(53,163)
Stock indices	(2,799)	-	-	(2,799)
Total futures contracts	(762,144)	-	-	(762,144)
Total liabilities	$(762,144)	$-	$-	$(762,144)

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2015 and 2014
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

5.                DERIVATIVE INSTRUMENTS

The Partnership engages in the speculative trading of forward currency contracts, options on futures contracts, and futures contracts in currencies, financials and a wide range of commodities, among others (collectively "derivatives") for the purpose of achieving capital appreciation.  Since the derivatives held or sold by the Partnership are for speculative trading purposes, the derivative instruments are not designated as hedging instruments as defined in ASC Topic 815, Derivatives and Hedging.
Under provisions of ASC Topic 815, Derivatives and Hedging, entities are required to recognize all derivative instruments as either assets or liabilities at fair value in the Statement of Financial Condition.  Investments in futures contracts are reported in the Statements of Financial Condition as "Net unrealized gains on open contracts" or "Net unrealized (losses) on open contracts," as applicable.
The Partnership's derivatives held at September 30, 2015 and December 31, 2014 are subject to agreements similar to master netting agreements with the Partnership's brokers which grant the Partnership the right to offset recognized assets and liabilities if certain conditions exist. The following tables present gross amounts of assets and liabilities which are offset in the Statements of Financial Condition.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2015 and 2014
 (Unaudited)
_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting of Derivative Assets and Liabilities
As of September 30, 2015
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Assets	Condition	Condition
Assets
Futures Contracts(1)
ADM Investor Services, Inc.	$868,240	$(762,144)	$106,096

		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Liabilities	Condition	Condition
Liabilities
Futures Contracts(1)
ADM Investor Services, Inc.	$(762,144)	$762,144	$-

Offsetting of Derivative Assets and Liabilities
As of December 31, 2014
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Assets	Condition	Condition
Assets
Futures Contracts(1)
ADM Investor Services, Inc.	$432,423	$(27,231)	$405,192
Options on futures contracts(1)
ADM Investor Services, Inc.	$70,200	$-	$70,200

		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Liabilities	Condition	Condition
Liabilities
Futures Contracts(1)
ADM Investor Services, Inc.	$(27,231)	$27,231	$-
Options on futures contracts(1)
ADM Investor Services, Inc.	$(29,200)	$-	$(29,200)
___________________________________________________
(1)See Note 4. for the fair value for each type of contract within the category.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2015 and 2014
 (Unaudited)
_______________

5.                DERIVATIVE INSTRUMENTS (CONTINUED)

Within the Statements of Financial Condition, the fair value of futures contracts is included in net unrealized gain on open futures contracts and the fair value of options on futures contracts is included in purchased options on futures contracts and written options on futures contracts.

The cash held at each counterparty at September 30, 2015 and December 31, 2014 exceeds the net derivatives liability, if any, at such counterparty. Realized gains and losses, as well as any change in net unrealized gains or losses on open contracts from the preceding period, are recognized as part of the Partnership's trading profits and losses in the Statements of Income (Loss).

The Partnership's trading results and information related to the volume of the Partnership's derivative activity by market sector were as follows:

	For the three months ended September 30, 2015
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$20,118	$(25,209)	$(5,091)	14,950
Currencies	(10,479)	4,274	(6,205)	452
Energy	267,930	35,979	303,909	3,940
Financials	(78,044)	30,169	(47,875)	334
Metals	20,670	(6,316)	14,354	700
Stock indices	(11,213)	(166)	(11,379)	138
Total futures contracts	208,982	38,731	247,713	20,514
Options on futures contracts
Commodities	(10,519)	5,950	(4,569)	94
Currencies	(9,425)	-	(9,425)	132
Energy	(34,070)	7,980	(26,090)	70
Financials	(1,406)	(156)	(1,562)	20
Stock indices	15,645	(4,375)	11,270	120
Total options on futures contracts	(39,775)	9,399	(30,376)	436
Total gain from derivatives trading	$169,207	$48,130	$217,337

	For the nine months ended September 30, 2015
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$73,487	$4,393	$77,880	19,138
Currencies	25,108	(52,056)	(26,948)	1,730
Energy	(374,570)	(131,305)	(505,875)	5,748
Financials	(117,867)	(39,956)	(157,823)	1,600
Metals	(21,438)	(42,271)	(63,709)	1,182
Stock indices	(25,019)	(37,901)	(62,920)	1,492
Total futures contracts	(440,299)	(299,096)	(739,395)	30,890
Options on futures contracts
Commodities	(20,940)	-	(20,940)	914
Currencies	(9,473)	-	(9,473)	998
Energy	11,320	54,600	65,920	1,332
Financials	90,282	-	90,282	736
Stock indices	27,798	-	27,798	404
Total options on futures contracts	98,987	54,600	153,587	4,384
Total (loss) from derivatives trading	$(341,312)	$(244,496)	$(585,808)

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2015 and 2014
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

The number of contracts closed for futures and options on futures contracts represents the number of contract half turns during the three months and nine months ended September 30, 2015 and 2014.  The notional value of contracts closed for forward currency contracts represents the U.S. dollar notional value of forward currency contracts closed during the three and nine months ended September 30, 2014.

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

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2015 and 2014
 (Unaudited)
_______________

5.                DERIVATIVE INSTRUMENTS (CONTINUED)

B.        Fair Value
The derivative financial instruments used in the Partnership's trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Statements of Financial Condition and the related trading profits (losses) reflected in "trading profits (losses)" in the Statements of Income (Loss).  Open contracts generally mature within 90 days; as of September 30, 2015 and December 31, 2014, the latest maturity dates for open contracts are July 2016 and March 2015, respectively.

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
Due to the speculative nature of the Partnership's derivatives trading, the Partnership is subject to the risk of substantial losses from derivatives trading.  The General Partner actively assesses, manages, and monitors risk exposure on derivatives on a contract basis, a market sector basis, and on an overall basis in accordance with established risk parameters. The Limited Partners bear the risk of loss only to the extent of the fair value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2015 and 2014
 (Unaudited)
_______________

6.                FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data For the three and nine months ended September 30, 2015 and 2014.  The information has been derived from information presented in the financial statements.
	Three Months Ended September 30, 2015
		Class B	Class B
	Class A	Series 1	Series 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$6,861.37	$934.21	$667.22
Profit (loss) from operations
Net investment (loss)	(69.53)	(7.15)	(8.42)
Net trading profit	84.66	11.55	8.23
Net profit (loss)	15.13	4.40	(0.19)
Net Asset Value, end of the period	$6,876.50	$938.61	$667.03
Total Return (1)(4)	0.22%	0.47%	(0.03)%

Supplemental Data
Ratios to average net asset value (3)
Total expenses	4.13%	3.13%	5.13%
Net investment (loss)	(4.07)%	(3.07)%	(5.07)%

	Nine Months Ended September 30, 2015
		Class B	Class B
	Class A	Series 1	Series 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,661.59	$1,037.86	$748.85
(Loss) from operations
Net investment (loss)	(255.61)	(25.38)	(30.34)
Net trading (loss)	(529.48)	(73.87)	(51.48)
Net (loss)	(785.09)	(99.25)	(81.82)
Net Asset Value, end of the period	$6,876.50	$938.61	$667.03
Total Return (1)(4)	(10.25)%	(9.56)%	(10.93)%

Supplemental Data
Ratios to average net asset value (3)
Total expenses(6)	4.48%	3.34%	5.49%
Net investment (loss)(6)	(4.44)%	(3.29)%	(5.44)%

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2015 and 2014
 (Unaudited)
_______________

6.                FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months Ended September 30, 2014
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$6,249.60	$842.51	$615.80	$806.30
Profit from operations
Net investment (loss)	(162.87)	(19.90)	(19.14)	(23.05)
Net trading profit	858.55	115.95	84.39	110.64
Net profit	695.68	96.05	65.25	87.59
Net Asset Value, end of the period	$6,945.28	$938.56	$681.05	$893.89
Total Return (1)(4)	11.13%	11.40%	10.60%	10.86%
Total Return excluding incentive fees (2)(4)	11.46%	11.73%	10.93%	11.19%

Supplemental Data
Ratios to average net asset value
Expenses excluding incentive fees(3)(5)	8.94%	7.84%	10.77%	9.79%
Incentive fees(4)	0.33%	0.33%	0.33%	0.33%
Total expenses	9.27%	8.17%	11.10%	10.12%
Net investment (loss)(3)(5)	(8.91)%	(7.81)%	(10.75)%	(9.77)%

	Nine Months Ended September 30, 2014
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$6,720.86	$901.47	$668.99	$871.50
Profit from operations
Net investment (loss)	(427.90)	(49.62)	(51.97)	(61.70)
Net trading profit	652.32	86.71	64.03	84.09
Net profit	224.42	37.09	12.06	22.39
Net Asset Value, end of the period	$6,945.28	$938.56	$681.05	$893.89
Total Return (1)(4)	3.34%	4.11%	1.80%	2.57%
Total Return excluding incentive fees (2)(4)	3.67%	4.44%	2.13%	2.90%

Supplemental Data
Ratios to average net asset value
Expenses excluding incentive fees(3)(5)	8.46%	7.52%	10.39%	9.39%
Incentive fees(4)	0.33%	0.33%	0.33%	0.33%
Total expenses	8.79%	7.85%	10.72%	9.72%
Net investment (loss)(3)(5)	(8.45)%	(7.51)%	(10.38)%	(9.38)%

Total returns are calculated based on the change in value of a unit during the periods presented.  An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

___________________________________________________

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
(6) Includes non-annualized flat-rate commissions expense incurred January 1, 2015 to May 31, 2015 of $61,120, $3,625 and $1,178 for Class A, Class B Series 1, and Class B Series 2, respectively.

7.	SUBSEQUENT EVENT

On November 4, 2015, the General Partner decided to terminate the operations of the Fund, with an anticipated liquidation valuation date of November 30, 2015. Full liquidation will be completed prior to 90 days from the valuation date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Bridgeton Tactical Advisors Fund, LP (the "Partnership") engages in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts, and forward contracts ("Commodity Interests"). The Partnership may also invest in entities (including without limitation other partnerships, separate managed accounts, exchange traded funds or other types of funds) that primarily trade in exchange traded securities, options on exchange traded securities, exchange traded funds or Commodity and Futures Contracts. From the Partnership's start until February 1, 2011, Ruvane Fund Management Corporation, a Delaware corporation ("Ruvane" or the "General Partner" for periods prior to March 1, 2011), was the sole general partner of the Partnership. From that date until March 1, 2011, Bridgeton Fund Management, LLC ("Bridgeton" or the "General Partner" for periods on or after March 1, 2011) was a co-general partner of the Partnership with Ruvane. Effective March 1, 2011, Bridgeton is the sole general partner of the Partnership. The General Partner has selected Willowbridge Associates Inc. ("Willowbridge"), Quantitative Investment Management LLC ("QIM"), PJM Capital ("PJM"), DPT Capital Management LLC ("DPT"), 3D Capital Management, LLC ("3D Capital"), Revolution Capital Management LLC ("Revolution"), and Bridgeton Fund Management, LLC ("Bridgeton") (collectively the "Advisors") as the Partnership's trading advisors. Certain principals of the Partnership are also principals of DPT. The Partnership terminated the relationship with DPT, PJM, 3D Capital, and QIM effective January 31, 2013, July 1, 2013, December 31, 2013, and April 30, 2014, respectively, and Revolution and Willowbridge were both terminated effective October 31, 2014. Effective November 1, 2014, the Partnership allocated 100% of its trading assets to Bridgeton.

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

From January 1, 2014 to April 30, 2014, the Partnership allocated its trading assets to the Trading Advisors: approximately 40% to Willowbridge, 35% to QIM, and 25% to Revolution. From May 1, 2014 to September 30, 2014, the Partnership allocated its trading assets to the Trading Advisors: approximately 64% to Willowbridge and 36% to Revolution. Effective October 1, 2014, Bridgeton was added as a trading advisor and the allocation was adjusted to 47% for Willowbridge, 16% for Revolution, and 37% to Bridgeton. Effective November 1, 2014, the Partnership allocated 100% of its trading assets to Bridgeton. The General Partner believes that the combination of several investment strategies and global market exposure reduces the Partnership's dependence on the success of any single strategy while positioning the Partnership to participate in economic trends in different markets. Nonetheless, in many cases the markets traded by the individual trading strategies overlap and the positions held by the Partnership at any particular point in time may result in different concentrations in any group of markets, which may reduce the diversification of the Partnership's investments. These Trading Advisors offer what the General Partner believes to be unique approaches that complement each other. Willowbridge's Primary Program utilizes trading strategies that focus on capturing directional price movements over medium to longer term time horizons. QIM's Global Program utilizes multiple trading strategies over various time horizons, particularly shorter timeframes. PJM Capital began its research and proprietary test trading in 2003, culminating in new models built around volatility mean reversion and nonlinear position sizing consistent with markets as representations of Complex Adaptive Systems. DPT Capital Management's investment approach is quantitative and highly systematic and is based on founder Prof. John M. Mulvey's innovative risk management and portfolio allocation technology known as Dynamic Portfolio Tactics™. 3D Capital's 3D Bull Program and 3D Blend Program utilize a systematic approach in futures contracts on domestic stock indices. Revolution's Program utilizes rigorous statistical methods to uncover and exploit numerous inefficiencies in futures markets. The General Partner seeks to limit market and credit risks by monitoring daily income and margin levels. The General Partner also relies upon the risk management strategies inherent in the Advisors' trading programs. In the future, the General Partner may utilize additional strategies or appoint additional advisors to trade on behalf of the Partnership.

Prior to November 1, 2014, the Class A limited partners paid to the General Partner a flat brokerage commission of 4.0% annually of the net asset value of the Class A limited partners' capital as of the beginning of each month. Prior to November 1, 2014, Class B limited partners paid to the General Partner a flat brokerage commission equal to the following percentages of each Series' applicable net asset value: Series 1 – 3%, Series 2 – 6%, and Series 3 – 5%. From November 1, 2014 to May 31, 2015, each of Class A interests and Class B interests paid to the General Partner a flat-rate monthly brokerage commission of approximately 0.13% (1.56% per year) of the net asset value of the Class A interests and Class B interests as of the beginning of each month. The General Partner paid from this amount all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership's trading, but the Partnership paid all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks. Effective June 1, 2015, the General Partner no longer assesses flat-rate brokerage commissions or pays actual trading commissions on behalf of the Partnership, and the Partnership recognizes and pays actual trading commissions incurred.

On November 4, 2015, the General Partner decided to terminate the operations of the Fund, with an anticipated liquidation valuation date of November 30, 2015. Full liquidation will be completed prior to 90 days from the valuation date.

Summary of Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Partnership's financial statements. The critical accounting estimates and related judgments underlying the Partnership's financial statements are summarized below. In applying these policies, management makes judgments that frequently require estimates about matters that are inherently uncertain. The Partnership's significant accounting policies are described in detail in Note 3 of the Notes to Financial Statements.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of "trading profits (losses)" in the Statements of Income (Loss). Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

Results of Operations
Comparison of the Three Months Ended September 30, 2015 and 2014
For the quarter ended September 30, 2015, the Partnership had total profits comprised of net trading profits representing $169,207 in realized gains on closed contracts, $48,130 in change in net unrealized gains on open contracts, $105,171 in actual trading commissions, and $1,401 in interest income. For the same quarter in 2014, the Partnership had total gains comprised of net trading gains representing $729,896 in realized gains on closed contracts, and $445,251 in change in net unrealized gains on open contracts, and $608 in interest income.

In July 2015, the Partnership had a loss. The Partnership had losses in wheat, soybean meal and British Pound; the Partnership had some gains in heating oil, Brent crude oil and the Australian Dollar. The Partnership recorded a net loss of $(55,306). In August 2015, trading was profitable as the Partnership generated gains in RBOB gasoline, lean hogs and S&P 500 futures; the Partnership had offsetting losses in soybeans, wheat and the Euro currency. The Partnership recorded a net gain of $8,699. In September 2015, trading was profitable. The Partnership had gains in lean hogs, soybean meal and crude oil; the Partnership's offsetting losses came from its live cattle, soft red wheat and heating oil positions. The Partnership recorded a net gain of $67,671.

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

For the quarter ended September 30, 2015, the Partnership had expenses comprised of $0 in flat-rate brokerage commissions (including clearing and exchange fees), $21,077 in placement agent trail fees, $0 in incentive fees, $27,462 in management fees, $32,133 in professional fees and $11,831 in accounting, administrative and other expenses. For the same quarter in 2014, the Partnership had expenses comprised of $86,570 in flat-rate brokerage commissions (including clearing and exchange fees), $0 in placement agent trail fees, $29,294 in incentive fees, $45,469 in management fees, $43,176 in professional fees and $21,268 in accounting, administrative and other expenses. Flat-rate brokerage commissions, placement agent fees and management fees varied primarily as a result of changes in fee arrangements. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the activity discussed above, the Partnership recorded a net gain of $21,064 for the quarter compared to a net gain of $949,978 for the same quarter in 2014.

At September 30, 2015, the net asset value of the Partnership was $9,089,816, compared to its net asset value of $10,185,634 at December 31, 2014.

During the quarter ended September 30, 2015, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material.

Comparison of the nine months ended September 30, 2015 and 2014

For the nine months ended September 30, 2015, the Partnership had total losses comprised of net trading losses representing $(341,312) in realized (losses) on closed contracts, and $(244,496) in change in net unrealized (losses) on open contracts, $121,408 in actual trading commissions, and $3,587 in interest income. For the same period in 2014, the Partnership had total gains comprised of net trading gains representing $614,249 in realized gains on closed contracts, and $255,251 in change in net unrealized gains on open contracts, and $1,032 in interest income.

In January 2015, the Partnership had a gain. The Partnership had gains in copper, Canadian dollar and US debt instruments; the Partnership had losses in Swiss franc, live cattle and emini S&P Index. The Partnership recorded a net gain of $310,153. In February 2015, trading was unprofitable as the Partnership generated losses in its oil product and copper positions; the Partnership had some offsetting gains in coffee, international equities and live cattle. The Partnership recorded a net loss of $(410,417). In March 2015, trading was profitable. The Partnership had losses in corn, mini S&P Index and coffee; the Partnership had some offsetting gains in bean oil, sugar and Euro currency. The Partnership recorded a net gain of $294,868. In April 2015, the Partnership had a loss. The Partnership had losses in energy products and UK debt instruments; the Partnership had some gains in wheat, crude oil and corn. The Partnership recorded a net loss of $(803,973). In May 2015, trading was not profitable as the Partnership generated losses in Brent crude, British Pound, and cotton; the Partnership had offsetting gains in Japanese Yen, sugar and coffee. The Partnership recorded a net loss of $(214,541). In June 2015, trading was unprofitable. The Partnership had losses in heating oil, bean oil and Nasdaq; the Partnership's offsetting gains came from its bond, wheat and lean hog positions. The Partnership recorded a net loss of $(239,882).  In July 2015, the Partnership had a loss. The Partnership had losses in wheat, soybean meal and British Pound; the Partnership had some gains in heating oil, Brent crude oil and the Australian Dollar. The Partnership recorded a net loss of $(55,306). In August 2015, trading was profitable as the Partnership generated gains in RBOB gasoline, lean hogs and S&P 500 futures; the Partnership had offsetting losses in soybeans, wheat and the Euro currency. The Partnership recorded a net gain of $8,699. In September 2015, trading was profitable. The Partnership had gains in lean hogs, soybean meal and crude oil; the Partnership's offsetting losses came from its live cattle, soft red wheat and heating oil positions. The Partnership recorded a net gain of $67,671.
In January 2014, the Partnership had a gain. The Partnership had losses in soybean meal, crude oil and euro/yen; the Partnership had gains in natural gas, euro bund and wheat. The Partnership recorded a net gain of $21,846. In February 2014, trading was unprofitable as the Partnership generated losses in its S&P 500 and FTSE Index along with its wheat positions; the Partnership had some offsetting gains in coffee, natural gas and soybeans. The Partnership recorded a net loss of $(160,992). In March 2014, trading was unprofitable. The Partnership had losses in US interest rates, soybean oil and DAX Index; the Partnership had some offsetting gains in S&P 500 Index, soybeans and soybean meal. The Partnership recorded a net loss of $(273,573). In April 2014, the Partnership had a loss. The Partnership had losses in US bonds, copper and Brent crude oil; the Partnership had some gains in nickel, soybeans and natural gas. The Partnership recorded a net loss of $(246,979). In May 2014, trading was not profitable as the Partnership generated losses in soybeans, coffee and natural gas; the Partnership had offsetting gains in the emini S&P, and both European and US financial instruments. The Partnership recorded a net loss of $(409). In June 2014, trading was unprofitable. The Partnership had losses in gold, heating oil and silver; the Partnership's offsetting gains came from its wheat, emini S&P and crude oil positions. The Partnership recorded a net loss of $(43,715). In July 2014, the Partnership had a gain. The Partnership had gains in natural gas, cotton and wheat; the Partnership had some offsetting losses in heating oil, crude oil and RBOB gasoline. The Partnership recorded a net gain of $18,013. In August 2014, trading was profitable as the Partnership generated gains in European interest rate products, soybean oil, and the euro currency; the Partnership had losses in mini S&P index, coffee and soybean meal. The Partnership recorded a net gain of $98,517. In September 2014, trading was profitable. The Partnership had profitable positions in the emini S&P Index, Japanese yen and silver; the Partnership recorded offsetting losses in coffee, natural gas and live cattle. The Partnership recorded a net gain of $833,448.

For the nine months ended September 30, 2015, the Partnership had expenses comprised of $65,923 in flat-rate brokerage commissions (including clearing and exchange fees), $69,094 in placement agent trail fees, $0 in incentive fees, $86,910 in management fees, $80,162 in professional fees, and $37,010 in accounting, administrative fees and other expenses. For the same nine month period in 2014, the Partnership had expenses comprised of $280,351 in flat-rate brokerage commissions (including clearing and exchange fees), $0 in placement agent trail fees, $29,294 in incentive fees, $137,450 in management fees, $114,616 in professional fees, and $62,665 in accounting, administrative fees and other expenses. Flat-rate brokerage commissions, placement agent fees and management fees varied primarily as a result of changes in fee arrangements. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net loss of $(1,042,728) for the nine months ended September 30, 2015, as compared to a net gain of $246,156 for the same period in 2014.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required.
Item 4. Controls and Procedures
The Managing Member of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of September 30, 2015 the Partnership's disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principals of the General Partner) to allow timely decisions regarding required disclosure. During the third quarter of 2015, there were no changes in the Partnership's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the Partnership's internal control over financial reporting.
 PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The General Partner is not aware of any pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.
Item 1A. Risk Factors
Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There currently is no established public trading market for the Limited Partnership Units. As of September 30, 2015, 2,245.1908 Partnership Units were held by 166 Limited Partners and the General Partner. All of the Limited Partnership Units are "restricted securities" within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2015 through September 30, 2015, a total of 127.3085 Partnership Units were subscribed for the aggregate subscription amount of $316,981. The monthly subscriptions of these Partnership Units are as follows:
Date of Subscription	Amount of Subscriptions
January 2015	$20,000
February 2015	$-
March 2015	$30,000
April 2015	$66,981
May 2015	$-
June 2015	$125,000
July 2015	$-
August 2015	$75,000
September 2015	$-

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

EX-101.INS EX-101.SCH EX-101.CAL EX-101.DEF EX-101.LAB EX-101.PRE
XBRL Instance Document

XBRL Taxonomy Extension Schema

XBRL Taxonomy Extension Calculation Linkbase

XBRL Taxonomy Extension Definition Linkbase

XBRL Taxonomy Extension Label Linkbase

XBRL Taxonomy Extension Linkbase

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGETON TACTICAL ADVISORS FUND, LP

Date: November 12, 2015	By: Bridgeton Fund Management LLC Its: General Partner

By: /s/ Mark D. Bradbury Mark D. Bradbury, Managing Member, Bridgeton Fund Management, LLC, the general partner of Bridgeton Tactical Advisors Fund, LP