Form 10-Q/A
period 2015-09-30
BRIDGETON TACTICAL ADVISORS FUND, LP
filed 2015-11-13
CIK 794775

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (Amendment No. 1) amends the Quarterly Report on Form 10-Q of Bridgeton Tactical Advisors Fund, LP (the "Partnership") for the quarterly period ended September 30, 2015, as originally filed with the Securities and Exchange Commission (SEC) on November 12, 2015 (the "Original Filing"). This Form 10-Q/A amends the Original Filing solely for the purpose of correcting formatting errors contained within the Original Filing.

Except as described above, no other amendments have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Partnership has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. This Amendment No. 1 should be read in conjunction with the Partnership's other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

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

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2015 and 2014
 (Unaudited)
_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting of Derivative Assets and Liabilities
As of September 30, 2015
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Assets	Condition	Condition
Assets
Futures Contracts (1)
ADM Investor Services, Inc.	$868,240	$(762,144)	$106,096

		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Liabilities	Condition	Condition
Liabilities
Futures Contracts (1)
ADM Investor Services, Inc.	$(762,144)	$762,144	$-

Offsetting of Derivative Assets and Liabilities
As of December 31, 2014
		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Assets	Condition	Condition
Assets
Futures Contracts (1)
ADM Investor Services, Inc.	$432,423	$(27,231)	$405,192
Options on futures contracts (1)
ADM Investor Services, Inc.	$70,200	$-	$70,200

		Gross Amounts	Net Amounts
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Liabilities	Condition	Condition
Liabilities
Futures Contracts (1)
ADM Investor Services, Inc.	$(27,231)	$27,231	$-
Options on futures contracts (1)
ADM Investor Services, Inc.	$(29,200)	$-	$(29,200)
_______________________________________
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

	Three Months Ended September 30, 2015
		Class B	Class B
	Class A	Series 1	Series 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$6,861.37	$934.21	$667.22
Profit (loss) from operations
Net investment (loss)	(69.53)	(7.15)	(8.42)
Net trading profit	84.66	11.55	8.23
Net profit (loss)	15.13	4.40	(0.19)
Net Asset Value, end of the period	$6,876.50	$938.61	$667.03
Total Return (1)(4)	0.22%	0.47%	(0.03)%

Supplemental Data
Ratios to average net asset value (3)
Total expenses	4.13%	3.13%	5.13%
Net investment (loss)	(4.07)%	(3.07)%	(5.07)%

	Nine Months Ended September 30, 2015
		Class B	Class B
	Class A	Series 1	Series 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$7,661.59	$1,037.86	$748.85
(Loss) from operations
Net investment (loss)	(255.61)	(25.38)	(30.34)
Net trading (loss)	(529.48)	(73.87)	(51.48)
Net (loss)	(785.09)	(99.25)	(81.82)
Net Asset Value, end of the period	$6,876.50	$938.61	$667.03
Total Return (1)(4)	(10.25)%	(9.56)%	(10.93)%

Supplemental Data
Ratios to average net asset value (3)
Total expenses (6)	4.48%	3.34%	5.49%
Net investment (loss) (6)	(4.44)%	(3.29)%	(5.44)%

BRIDGETON TACTICAL ADVISORS FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2015 and 2014
 (Unaudited)
_______________

6.                FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months Ended September 30, 2014
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$6,249.60	$842.51	$615.80	$806.30
Profit from operations
Net investment (loss)	(162.87)	(19.90)	(19.14)	(23.05)
Net trading profit	858.55	115.95	84.39	110.64
Net profit	695.68	96.05	65.25	87.59
Net Asset Value, end of the period	$6,945.28	$938.56	$681.05	$893.89
Total Return (1)(4)	11.13%	11.40%	10.60%	10.86%
Total Return excluding incentive fees (2)(4)	11.46%	11.73%	10.93%	11.19%

Supplemental Data
Ratios to average net asset value
Expenses excluding incentive fees (3)(5)	8.94%	7.84%	10.77%	9.79%
Incentive fees (4)	0.33%	0.33%	0.33%	0.33%
Total expenses	9.27%	8.17%	11.10%	10.12%
Net investment (loss) (3)(5)	(8.91)%	(7.81)%	(10.75)%	(9.77)%

	Nine Months Ended September 30, 2014
		Class B	Class B	Class B
	Class A	Series 1	Series 2	Series 3
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$6,720.86	$901.47	$668.99	$871.50
Profit from operations
Net investment (loss)	(427.90)	(49.62)	(51.97)	(61.70)
Net trading profit	652.32	86.71	64.03	84.09
Net profit	224.42	37.09	12.06	22.39
Net Asset Value, end of the period	$6,945.28	$938.56	$681.05	$893.89
Total Return (1)(4)	3.34%	4.11%	1.80%	2.57%
Total Return excluding incentive fees (2)(4)	3.67%	4.44%	2.13%	2.90%

Supplemental Data
Ratios to average net asset value
Expenses excluding incentive fees (3)(5)	8.46%	7.52%	10.39%	9.39%
Incentive fees (4)	0.33%	0.33%	0.33%	0.33%
Total expenses	8.79%	7.85%	10.72%	9.72%
Net investment (loss) (3)(5)	(8.45)%	(7.51)%	(10.38)%	(9.38)%

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

BRIDGETON TACTICAL ADVISORS FUND, LP

Date: November 13, 2015	By: Bridgeton Fund Management LLC Its: General Partner

By: /s/ Mark D. Bradbury Mark D. Bradbury, Managing Member, Bridgeton Fund Management, LLC, the general partner of Bridgeton Tactical Advisors Fund, LP